Form 10QSB
period 1996-03-31
RADYNE CORP
filed 1996-09-11
CIK 718573

SECURITIES AND EXCHANGE COMMISSIONNN
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the three month and nine month periods ended March 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11685-NY

                                  RADYNE CORP.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

                                    NEW YORK
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   11-2569467
                                   ----------
                        (IRS EMPLOYER IDENTIFICATION NO.)

                    5225 South 37th Street, Phoenix, AZ 85040
                    -----------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number:  602-437-9620


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES        NO  X
                                            ---

The issuer had 18,748,605 shares of its common stock, par value $.002, outstanding as of June 13, 1996.


Transitional Small Business Disclosure Format     YES         NO  X
                                                                 ---

                                  RADYNE CORP.
           (A SUBSIDIARY OF ENGINEERING AND TECHNICAL SERVICES, INC.)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        31-Mar-96         30-Jun-95

Cash                                                                       35,633             2,109
A/R                                                                       631,157           549,677
Allowance For Doubtful Accounts                                           (51,829)          (13,829)
Inventories                                                             1,158,109         1,015,326
Prepaids & other                                                          124,117           199,949
Bankruptcy Claims Escrow Acct                                                   -                 -
                                                                 -----------------------------------
   Total Current Assets                                                 1,897,187         1,753,232

Machinery, Equipment and Other, at Cost                                 2,050,417         1,832,535
Less Depreciation and Amortization                                       (404,829)         (147,020)
Other Assets - Deposits                                                                      14,252
Total Assets                                                            3,542,775         3,452,999
                                                                 ===================================
                                                                                -
Loan Payable to Radyne Corp (Florida), a Related Party                  3,774,126         1,723,381
Current Portion LT Debt / Capitalized Lease Obligations                    17,059            65,012
Accts Payable                                                             326,826           578,674
Accrued Liabilities                                                       435,281           694,303
Taxes Payable - Current Portion                                            36,223            34,880
   Total Current Liabilities                                            4,589,515         3,096,250
                                                                 -----------------------------------
Taxes Payable - Long Term                                                  87,213           168,304
                                                                                -                 -
Common stock - $.002 par value, 20,000,000 shares authorized,
18,650,084 shares issued and outstanding.                                  37,301            37,301
Additional Paid-In capital                                                516,000           516,000
Accumulated Deficit                                                    (1,687,254)         (364,856)
                                                                 -----------------------------------
   Stockholders' Equity (Deficit)                                      (1,133,953)          188,445
                                                                 -----------------------------------
   Total Liabilities & Stockholders' Equity (Deficit)                   3,542,775         3,452,999
                                                                 ===================================

                                  RADYNE CORP.
                      Statement of Operations (Page 1 of 2)
             For The Three Months Ended March 31, 1996 and the Three
                      and 1/2 Months Ended March 31, 1995
                                   (Unaudited)


                                                   31-Mar-96         31-Mar-95
                                                   ---------         ---------

Sales                                               1,100,443        1,315,068

Cost of Sales                                         699,632          751,364
Selling, General & Administrative Expenses            442,882          491,088
Research and Development Expenses                     428,356
Income (Loss) From Operations                        (470,427)          72,616

Interest Expense                                       42,318           16,206
Interest & Other Income                                     -             (322)

Income (Loss) Before Provision For Income Taxes      (512,745)          56,732
Provision for Income Taxes                                  -

Net Income (Loss)                                    (512,745)          56,732

Net Income (Loss) Per Common Share                     (0.027)           0.003

Weighted Average Number of Common
Shares Outstanding:                                18,650,084       18,650,084

                                  RADYNE CORP.
                      Statement of Operations (Page 2 of 2)
For The Nine Months Ended March 31,1996 and the Eight Months Ended March 31,1995
                                   (Unaudited)

                                                {---CURRENT---}    {----------------------PRIOR PERIOD----------------------}
                                                   NINE MONTHS        PREDECESSOR           SUCCESSOR         EIGHT MONTHS
                                                   -----------        -----------           ---------         ------------
                                                  YEAR TO DATE      8-1 TO 12-16-94    12-17-94 to 3-31-95    YEAR TO DATE
                                                  ENDED 3-31-96      4 1/2 MONTHS         3 1/2 MONTHS        ENDED 3-31-95

Sales                                              3,283,998            435,761             1,315,068           1,750,829

Cost of Sales                                      1,963,716            984,133               751,364           1,735,497
Selling, General & Administrative Expenses         1,348,765            487,274               491,088             978,362
Research and Development Expenses                  1,129,941                  -
Professional Fees Related to Reorganization                             600,198                                   600,198
Income (Loss) From Operations                     (1,158,424)        (1,635,844)               72,616          (1,563,228)

Fresh Start Adjustments                                               1,598,841                                 1,598,841
Loss Before Extraordinary Items                   (1,158,424)           (37,003)               72,616              35,613

Gain on Exchange of Debt for Common Stock                  -          1,062,667                                 1,062,667
Gain on Debt Forgiveness                                   -          1,636,489                                 1,636,489
Total Extraordinary Items                                  -          2,699,156                     -           2,699,156

Interest Expense                                     163,974             88,510                16,206             104,716
Interest & Other Income                                    -                344                  (322)                 22

Income (Loss) Before Provision For Income Taxes   (1,322,398)         2,573,299                57,054           2,630,031
Provision for Income Taxes                                 -                  -

Net Income (Loss)                                 (1,322,398)         2,573,299                56,732           2,630,031

Net Income (Loss) Per Common Share
Before Extraordinary Items                            (0.071)            (0.071)                0.003               0.004
Extraordinary Items                                        -              1.641                     -               0.287
Net Income (Loss) Per Common Share                    (0.071)             1.570                 0.003               0.291

Weighted Average Number of Common
Shares Outstanding:                               18,650,084          1,548,193            18,650,084           9,030,270

                                  RADYNE CORP.

                              Statement of Cash Flows    {----CURRENT---}   {--------------------PRIOR PERIOD-------------------}
                                    (Unaudited)                               PREDECESSOR          SUCCESSOR          TOTAL
                                                                              -----------          ---------          -----
Cash Flows From Operating Activities:                        31-Mar-96      8-1 TO 12-16-94   12-16-94 TO 3-31-95   31-Mar-95
                                                             ---------                                              ---------
                                                                            4 1/2 MONTHS        3 1/2 MONTHS
    Net Income (Loss)                                       (1,322,398)       2,573,299            56,732            2,630,031
Adjustments to Reconcile Net Income (Loss) to Net Cash
Flows Provided By (Used In) Operating Activities:
    Depreciation & Amortization                                257,809         (579,475)           78,312             (501,163)

(Increase) Decrease in Operating Assets:
    Acccounts Receivable                                       (81,480)        (166,161)         (339,309)            (505,470)
    (Increase) decrease in bankruptcy claims escrow                  -         (106,613)              160             (106,453)
    Inventories                                               (142,783)         356,957            11,254              368,211
    Deposits                                                    14,252           (9,586)            6,352               (3,234)
    Prepaids, Advances and Other                                75,832           11,847           (83,690)             (71,843)

Increase (Decrease) in Operating Liabilities:
    Accounts Payable                                          (251,848)        (649,118)          (11,580)            (660,698)
    Accrued Liabilities                                       (259,022)         325,019          (112,952)             212,067
    Increase in Taxes Payable                                    1,343          209,277          (209,277)                   -

Total Adjustments                                             (385,897)        (607,853)         (660,730)          (1,268,583)

Net Cash (Used In) Provided By Operating Activities         (1,708,295)       1,965,446          (603,998)           1,361,448

Cash Flows From Investing Activities:
    Capital Expenditures                                      (217,882)        (932,844)          (55,814)            (988,658)

Cash Flows From Financing Activities:
    Change in Current Portion of Long Term Debt                (47,953)      (2,138,021)           42,226           (2,095,795)
    Proceeds From Loan Payable to Affiliate                  2,050,745          510,725           144,823              655,548

Net Cash Provided By (Used In) Financing Activities          2,002,792       (1,627,296)          187,049           (1,440,247)
Net Increase (Decrease) In Cash                                 33,524          175,163          (201,956)             (26,793)
Cash,  Beginning of Period                                       2,109           81,235           256,398               81,235
Cash,  End of Period                                            35,633          256,398            54,442               54,442

RADYNE CORP.

Notes to Financial Statements
- -----------------------------

(Information for the interim periods ending March 31, 1996, December 16, 1994, and March 31, 1995 is unaudited)

1.    Business

             Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.    Summary of Significant Accounting Policies

      (a)    Basis of Presentation
             ---------------------
             The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position as of June 30, 1995 and March 31, 1996 and the results of operations for the three months and nine months ended March 31, 1996 and the comparable prior periods presented. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended June 30, 1995.

             The  results  of  operations   for  the  interim   period  are  not
             necessarily indicative of the results to be expected for the full year.

      (b)    Inventories
             -----------

             Inventories are stated at the lower of cost (first-in, first-out) or market value including material, direct labor and overhead costs.

      (c)    Machinery and Equipment
             -----------------------
             Machinery and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method based on the following useful lives:

                     Machinery and equipment            7 years
                     Furniture and fixtures             7 years
                     Leasehold improvements             5 years

RADYNE CORP.

Notes to Financial Statements
- -----------------------------
(Information for the interim periods ending March 31, 1996, December 16,1994 and March 31, 1995 is unaudited)


      (d)    Research and Development
             ------------------------

             Expenditures for research and development are charged to operations in the period incurred.

      (e)    Taxes on Income
             ---------------

             The Company follows the liability method of accounting for income taxes, as prescribed by Statement No. 109 of the Financial Accounting Standards Board.

      (f)    Per Share Data
             --------------

             Earnings (loss) per share of common stock were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each of the periods presented. The common equivalent shares were not included in the weighted average number of shares outstanding for the periods presented since their effect was antidilutive.

RADYNE CORP.
Notes to Financial Statements
- -----------------------------
(Information for the interim periods ending March 31, 1996, December 16, 1994 and March 31, 1995 is unaudited)


3.  Reorganization

      (a) Reorganization
          --------------

                  On April 28, 1994,  the  Predecessor  Company  (Radyne  Corp.)
             filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Predecessor Company in existence prior to the filing were stayed while the Predecessor Company continued business operations as debtor-in-possession. Claims secured against the Predecessor Company's assets were also stayed, although the holders of such claims had the right to move the court for relief from the stay prior to the plan being confirmed. Secured claims were secured primarily by liens on all of the Predecessor Company's assets.

                  The  Company  emerged  from  Chapter  11  Bankruptcy  when its
             Reorganization Plan was confirmed by the United States Bankruptcy Court on December 16, 1994. It has handled its increased capital requirements by continuing to fill orders, increase revenues and accounts receivable along with the financing provided by Radyne Corp. (Florida), a related party, during the bankruptcy and post confirmation period (amount at March 31, 1996 is $3,018,345).


4.    Inventories

             Inventories consist of the following:
                                                 MAR 31,       JUNE 30,
                                                  1996           1995
                                                 -------       --------

          Raw Materials and components        $   40,006    $   420,479
          Work in process                        517,246        370,563
          Finished Goods                         372,457        224,284
          Demonstration Units In The Field       278,400            -0-
                                                --------      ---------
          Sub Total                            1,208,109      1,015,326
          Less Allowance for obsolescence         50,000            -0-
                                               ---------      ---------

          Total                               $1,158,109    $ 1,015,326
                                              ==========    ===========

RADYNE CORP.
Notes to Financial Statements
- -----------------------------
(Information for the interim periods ending March 31, 1996, December 16, 1994 and March 31, 1995 is unaudited)


5.    Machinery, Equipment and Other

          Machinery, equipment and other consists of the following:

                                              MAR 31,         JUNE 30,
                                               1996            1995
                                             --------         ------

       Machinery and equipment             $   452,079    $    234,197
       Designs & Drawings                    1,598,338       1,598,338
                                             ---------      ----------
                                             2,050,417       1,832,535
       Less:  accumulated depreciation
              and amortization                (404,829)       (147,020)
                                            ----------      ----------

                                           $ 1,645,588      $1,685,515
                                           ===========      ==========

6.    Accrued Liabilities

             Accrued liabilities consist of the following:

                                              MAR 31,          June 30,
                                               1996              1995
                                             --------           ------

       Payroll and vacation                $  192,798        $   87,087
       Creditor's claims from Bankruptcy          -0-           106,274
       Professional fees                       98,625           216,163
       Other                                  143,858           284,779
                                            ---------         ---------

                                           $  435,281        $  694,303
                                            =========         =========

RADYNE CORP
Item 2 -     Management's Discussion and Analysis of Financial Condition
             -----------------------------------------------------------
             and Results.
             ------------

         Financial Condition

                  The Company's assets have increased from $3,452,999 at June 30, 1995 to $3,542,776 at March 31, 1996, while the company's liabilities have increased from $3,264,554 at June 30, 1995 to $4,676,729 at March 31, 1996. The decrease in net assets (assets minus liabilities) of $1,322,398 relates to the Company's net loss for the Nine Month period ending March 31, 1996.

                  The Company's working capital deficit was ($2,692,328) at March 31, 1996; an increase of $1,349,310 from ($1,343,018) at June 30,
         1995.

                  Results of operations for the nine month period ended March 31, 1996 compared to the eight month period ended March 31, 1995, are as follows:

                  The Company's net sales increased 87% to $3,283,998 during the period ended March 31, 1996 from $1,750,829 during the eight month period ended March 31, 1995.

                  The Company's cost of sales as a percentage of sales decreased to 60% during the period ended March 31, 1996 from 99% during the eight month period ended March 31, 1995.

                  Selling,   general  and  administrative   costs  increased  to
         $1,348,765 during the current period from $978,362 during the eight month period ended March 31, 1995.

                  Research and development expenditures were not incurred in the 1994 or 1995 fiscal periods. Research and development expenditures totaled $1,129,941 during the period ended March 31, 1996.

                  Based on the increases in expenses outlined above, the Company experienced a net loss of ($1,322,398) during the period ended March 31, 1996 as compared with net profit of $2,630,031 during the eight month period ended March 31, 1995.

                           PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings
             -----------------

      The information called for is already disclosed in Note 3 to the Financial Statements contained in Part I of this report. Said information is hereby incorporated herein by reference.










                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 1996                      RADYNE CORP.
       ---------------


                                            By:/s/Robert C. Fitting
                                               --------------------
                                               Robert C. Fitting
                                               President


                                            By:/s/ Garry D. Kline
                                               ------------------
                                               Garry D. Kline
                                               Secretary