Form 10QSB
period 1995-12-31
RADYNE CORP
filed 1996-09-19
CIK 718573

SECURITIES AND EXCHANGE COMMISSIONNN
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the six month period ended DECEMBER 31, 1995.

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

                                   YES        NO  X


The issuer had 18,748,605 shares of its common stock, par value $.002, outstanding as of June 13, 1996.


Transitional Small Business Disclosure Format     YES         NO  X
                                                     -----      -----

                                  RADYNE CORP.
           (A SUBSIDIARY OF ENGINEERING AND TECHNICAL SERVICES, INC.)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      31-Dec-95                30-Jun-95

Cash & Temp                                                               46,130                  2,109
A/R                                                                      751,110                549,677
Allowance For Doubtful Accounts                                          (18,829)               (13,829)
Inventories                                                            1,065,221              1,015,326
Prepaids & other                                                         157,682                199,949
   Total Current Assets                                                2,001,314              1,753,232

Machinery, Equipment and Other, at Cost                                1,844,533              1,832,535
Less Depreciation and Amortization                                      (301,029)              (147,020)
Other Assets - Deposits                                                   20,134                 14,252
Total Assets                                                           3,564,952              3,452,999
                                                                    ====================================
                                                                               -
Loan Payable to Radyne Corp (Florida), a Related Party                 3,018,345              1,723,381
Current Portion LT Debt / Capitalized Lease Obligations                   27,083                 65,012
Accts Payable                                                            246,112                578,674
Accrued Liabilities                                                      511,111                694,303
Taxes Payable - Current Portion                                           36,028                 34,880
   Total Current Liabilities                                           3,838,679              3,096,250
                                                                    ------------------------------------
Taxes Payable - Long Term                                                121,716                168,304
                                                                               -                      -
Common stock - $.002 par value, 20,000,000 shares authorized,
18,650,084 shares issued and outstanding.                                 37,301                 37,301
Additional Paid-In capital                                               516,000                516,000
Accumulated Deficit                                                     (948,743)              (364,856)
                                                                    ------------------------------------
   Stockholders' Equity (Deficit)                                       (395,442)               188,445
                                                                    ------------------------------------
   Total Liabilities & Stockholders' Equity (Deficit)                  3,564,952              3,452,999
                                                                    ====================================

                                  RADYNE CORP.
                      Statement of Operations (Page 1 of 2)
                  For The Three Months Ended December 31, 1995
                   and the Two Months Ended December 31, 1994
                                   (Unaudited)

                                                   {--CURRENT PERIOD--}    {---------------------PRIOR PERIOD----------------------}
                                                         SUCCESSOR            PREDECESSOR           SUCCESSOR            TOTAL
                                                   Three Months Ending     11-1 TO 12-16-94    12-17 TO 12-31-94   Two Months Ending
                                                         31-Dec-95            1-1/2 MONTHS         1/2 MONTHS          31-Dec-94
                                                         ---------            ------------         ----------          ---------
Sales                                                    1,100,443           2,569,396                187,867         2,757,263
                                                                                   -
Cost of Sales                                              699,632           2,229,329                107,338         2,336,667
Selling, General & Administrative Expenses                 442,882           1,658,388                 70,155         1,728,543
Research and Development Expenses                          428,356                 -                      -                 -
Professional Fees Related to Reorganization                    -               600,198                    -             600,198
Income (Loss) From Operations                             (470,427)         (1,918,519)                10,374        (1,908,145)
                                                                                   -
Fresh Start Adjustments                                        -             1,598,841                    -           1,598,841
Loss Before extraordinary Items                           (470,427)           (319,678)                10,374          (309,304)
                                                                                   -
Gain on Exchange of Debt for Common Stock                      -             1,062,667                    -           1,062,667
Gain on debt Forgiveness                                       -             1,636,489                    -           1,636,489
Total Extraordinary Items                                      -             2,699,156                    -           2,699,156
                                                                                   -
Interest Expense                                            42,318             118,235                  2,315           120,550
Interest & Other Income                                        -                   -                      (46)              (46)

Income (Loss) Before Provision For Income Taxes           (512,745)          2,261,243                  8,105         2,269,348
Provision for Income Taxes                                     -                   -                      -                 -

Net Income (Loss)                                         (512,745)          2,261,243                  8,105         2,269,348

Net Income (Loss) Per Common Share                             -                   -                      -                 -
Before Extraordinary Items                                  (0.027)             (0.066)                 0.005            (0.261)
Extraordinary Items                                            -                 1.641                    -               1.641
Net Income (Loss) Per Common Share                          (0.027)              1.375                  0.005             1.379
                                                                                   -
Weighted Average Number of Common                                                  -
Shares Outstanding:                                     18,650,084           1,645,101             18,650,054        18,650,054

                                  RADYNE CORP.
                      Statement of Operations (Page 2 of 2)
                   For The Six Months Ended December 31, 1995
                   and the Five Months Ended December 31, 1994
                                   (Unaudited)

                                                 {--CURRENT PERIOD--}   {-------------------PRIOR PERIOD------------------}
                                                       SUCCESSOR          PREDECESSOR         SUCCESSOR          TOTAL
                                                        6 Months        8-1 TO 12-16-94  12-17-94 to 12-31-94   5 Months
                                                       31-Dec-95         4 1/2 MONTHS         1/2 MONTHS       31-Dec-94
                                                       ---------         ------------         ----------       ---------

Sales                                                   2,397,235          3,722,719            187,867          3,910,586
                                                                                 -                  -                  -
Cost of Sales                                           1,475,284          2,857,889            107,338          2,965,227
Selling, General & Administrative Expenses                846,113          1,954,788             70,155          2,024,943
Research and Development Expenses                         588,451                -                  -                  -
Professional Fees Related to Reorganization                   -              600,198                -              600,198
Income (Loss) From Operations                            (512,613)        (1,690,156)            10,374         (1,679,782)

Fresh Start Adjustments                                       -            1,598,841                -            1,598,841
Loss Before Extraordinary Items                          (512,613)           (91,315)            10,374            (80,941)
                                                                                 -                  -                  -
Gain on Exchange of Debt for Common Stock                     -            1,062,667                -            1,062,667
Gain on Debt Forgiveness                                      -            1,636,489                -            1,636,489
Total Extraordinary Items                                     -            2,699,156                -            2,699,156

Interest Expense                                           71,274            125,605              2,315            127,920
Interest & Other Income                                       -                  -                  (46)               (46)

Income (Loss) Before Provision For Income Taxes          (583,887)         2,482,236              8,105          2,490,341
Provision for Income Taxes                                    -                  -                  -                  -

Net Income (Loss)                                        (583,887)         2,482,236              8,105          2,490,341

Net Income (Loss) Per Common Share                            -                  -                  -                  -
Before Extraordinary Items                                 (0.031)            (0.128)             0.005             (0.123)
Extraordinary Items                                           -                1.641                -                0.164
Net Income (Loss) Per Common Share                         (0.031)             1.513              0.005              1.518

Weighted Average Number of Common
Shares Outstanding:                                    18,650,084         18,650,084         18,650,084         18,650,084

                                  RADYNE CORP.
                            Statement of Cash Flows
                                  (Unaudited)

                                                                 {----CURRENT---} {------------------PRIOR PERIOD------------------}
                                                                                    PREDECESSOR        SUCCESSOR         TOTAL
                                                                                    -----------        ---------         -----
                                                                     31-Mar-96        12/16/94     12/17 TO 12-31-94    12/31/94
                                                                     ---------        --------     -----------------    --------
Cash Flows From Operating Activities:

    Net Income (Loss)                                                (583,887)       2,261,243            8,104          2,269,347
Adjustments to Reconcile Net Income (Loss) to Net Cash
Flows Provided By (Used In) Operating Activities:
    Depreciation & Amortization                                       154,009           25,850           11,187             37,037
    Provision for Losses on Accoutns Receivable                         5,000            6,453                               6,453
    Provision for Losses on Inventory                                                  612,026                             612,026
Reorganization Items:
    Fresh Start Adjustments                                                         (1,598,841)                         (1,598,841)
    Gain on Exchange of Debt for Common stock                                       (1,062,667)                         (1,062,667)
    Gain on Forgiveness of Debt                                                     (1,636,489)                         (1,636,489)
(Increase) Decrease in Operating Assets:
    Acccounts Receivable                                             (201,433)         127,476          (47,330)            80,146
    Inventories                                                       (49,895)        (692,936)           1,608           (691,328)
    Deposits                                                           (5,882)          (9,586)             -               (9,586)
    Prepaids, Advances and Other                                       42,267            4,890           15,230             20,120
Increase (Decrease) in Operating Liabilities:
    Accounts Payable                                                 (252,450)         557,817                             557,817
    Accrued Liabilities                                              (183,192)         599,990                             599,990
    (Increase) decrease in bankruptcy claims escrow                                   (106,613)                           (106,613)
    Increase in Taxes Payable                                         (45,441)         213,143                             213,143

Total Adjustments                                                    (537,017)      (2,959,487)         (19,305)        (2,978,792)

Net Cash (Used In) Provided By Operating Activities                (1,120,904)        (698,244)         (11,201)          (709,445)
Cash Flows From Investing Activities:
    Capital Expenditures                                              (11,998)             -                -                  -

Net Cash Used in Investing Activities                                 (11,998)             -                -                  -
Cash Flows From Financing Activities:
    Temporary Bank Overdraft                                          (80,112)
    Change in Current Portion of Long Term Debt                       (37,929)
    Proceeds From Loan Payable to Affiliate                         1,294,964          870,175                             870,175

Net Cash Provided By (Used In) Financing Activities                 1,176,923          870,175              -              870,175
Net Increase (Decrease) In Cash                                        44,021          171,931          (11,201)           160,730
Cash,  Beginning of Period                                              2,109           84,467          256,398             84,467
Cash,  End of Period                                                   46,130          256,398          245,197            245,197

RADYNE CORP.

Notes to Financial Statements
- -----------------------------

(Information for the interim periods ending DECEMBER 31, 1995 and DECEMBER 31, 1994 is unaudited)

1.    Business

             Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.    Summary of Significant Accounting Policies

      (a)    Basis of Presentation
             The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position as of JUNE 30, 1995 and DECEMBER 31, 1995 and the results of operations for the three months and six months ended DECEMBER 31, 1995 and the comparable prior periods presented. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended June 30, 1995.

             The  results  of  operations   for  the  interim   period  are  not
             necessarily indicative of the results to be expected for the full year.

      (b)    Inventories

             Inventories are stated at the lower of cost (first-in, first-out) or market value including material, direct labor and overhead costs.

      (c)    Machinery and Equipment
             Machinery and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method based on the following useful lives:

                            Machinery and equipment            7 years
                            Furniture and fixtures             7 years
                            Leasehold improvements             5 years

RADYNE CORP.

Notes to Financial Statements
- -----------------------------

(Information for the interim periods ending DECEMBER 31, 1995 and DECEMBER 31, 1994 is unaudited)

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

RADYNE CORP.

Notes to Financial Statements
- -----------------------------
(Information for the interim periods ending DECEMBER 31, 1995 and DECEMBER 31, 1994 is unaudited)

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

                  The  Company  emerged  from  Chapter  11  Bankruptcy  when its
             Reorganization Plan was confirmed by the United States Bankruptcy Court on December 16, 1994. It has handled its increased capital requirements by continuing to fill orders, increase revenues and accounts receivable along with the financing provided by Radyne Corp. (Florida), a related party, during the bankruptcy and post confirmation period (amount at DECEMBER 31, 1995 is $3,018,345).


4.     Inventories

       Inventories consist of the following:

                                                 DEC 31,      JUNE 30,
                                                  1995          1995
                                                --------        -----

       Raw Materials and components           $   40,006    $   420,479
       Work in process                           612,700        370,563
       Finished Goods                            226,615        224,284
       Demonstration Units In The Field          225,900            -0-
                                               ---------      ---------
       Sub Total                               1,105,221      1,015,326
       Less Allowance for obsolescence            40,000            -0-

       Total                                  $1,065,221    $ 1,015,326
                                               =========      =========

RADYNE CORP.

Notes to Financial Statements
- -----------------------------
(Information for the interim periods ending DECEMBER 31, 1995 and DECEMBER 31, 1994 is unaudited)

5.    Machinery, Equipment and Other

      Machinery, equipment and other consists of the following:

                                              DEC 31,         JUNE 30,
                                               1995             1995
                                              ------           ------

       Machinery and equipment             $   246,195    $    234,197
       Designs & Drawings                    1,598,338       1,598,338
                                             ---------      ----------
                                             1,844,533       1,832,535
       Less:  accumulated depreciation
              and amortization                (301,029)       (147,020)
                                             ---------      ----------

                                           $ 1,543,504      $1,685,515
                                            ==========       =========


6.    Accrued Liabilities

             Accrued liabilities consist of the following:

                                                     DEC 31,        June 30,
                                                      1995            1995
                                                    --------        --------

                Payroll and vacation               $  122,589     $   87,087
                Creditor's claims from Bankruptcy         -0-        106,274
                Professional fees                      69,590        216,163
                Other                                 318,933        284,779
                                                    ---------      ---------
                                                   $  511,112     $  694,303
                                                    =========      =========

RADYNE CORP

Item 2 -  Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results.
          --------

         Financial Condition

                  The Company's assets have increased from $3,452,999 at June 30, 1995 to $3,564,955 at DECEMBER 31, 1995, while the company's liabilities have increased from $3,264,554 at June 30, 1995 to $3,960,397 at DECEMBER 31, 1995. The decrease in net assets (assets minus liabilities) of $583,887 relates to the Company's net loss for the SIX MONTH period ending DECEMBER 31, 1995.

                  The Company's working capital deficit was ($1,837,365) at DECEMBER 31, 1995; an increase of $494,347 from ($1,343,018) at June 30, 1995.

                  Results of operations for the SIX month period ended DECEMBER 31, 1995 compared to the FIVE month period ended DECEMBER 31, 1994, are as follows:

                  The Company's net sales decreased 39% to $2,397,235 during the period ended DECEMBER 31, 1995 from $3,910,586 during the five month period ended DECEMBER 31, 1994.

                  The Company's cost of sales as a percentage of sales decreased to 62% during the period ended DECEMBER 31, 1995 from 76% during the five month period ended DECEMBER 31, 1994.

                  Selling,   general  and  administrative   costs  decreased  to
         $846,113 during the current period from $2,024,943 during the five month period ended DECEMBER 31, 1994.

                  Research and development expenditures were not incurred in the 1994 or 1995 fiscal periods. Research and development expenditures totaled $588,451 during the period ended DECEMBER 31, 1995.

                  Based on the increases in expenses outlined above, the Company experienced a net loss of ($583,887) during the period ended DECEMBER 31, 1995 as compared with net profit of $2,490,341 during the five month period ended DECEMBER 31, 1994.

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


Dated:  August 9, 1996                      RADYNE CORP.
     ----------------------

                                        By: Robert C. Fitting
                                          ----------------------------
                                           Robert C. Fitting
                                           President


                                        By: A.J. Mullaney
                                          ----------------------------
                                           A.J. Mullaney
                                           Secretary and Treasurer