Form 10QSB/A
period 1995-12-31
RADYNE CORP
filed 1996-11-06
CIK 718573

SECURITIES AND EXCHANGE COMMISSIONNN
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

                                  RADYNE CORP.
                            Statement of Cash Flows
                                  (Unaudited)

                                                                 {----CURRENT---} {------------------PRIOR PERIOD------------------}
                                                                                    PREDECESSOR        SUCCESSOR         TOTAL
                                                                                    -----------        ---------         -----
                                                                     31-Dec-95        12/16/94     12/17 TO 12-31-94    12/31/94
                                                                     ---------        --------     -----------------    --------
Cash Flows From Operating Activities:

    Net Income (Loss)                                                (583,887)       2,261,243            8,104          2,269,347
Adjustments to Reconcile Net Income (Loss) to Net Cash
Flows Provided By (Used In) Operating Activities:
    Depreciation & Amortization                                       154,009           25,850           11,187             37,037
    Provision for Losses on Accoutns Receivable                         5,000            6,453                               6,453
    Provision for Losses on Inventory                                                  612,026                             612,026
Reorganization Items:
    Fresh Start Adjustments                                                         (1,598,841)                         (1,598,841)
    Gain on Exchange of Debt for Common stock                                       (1,062,667)                         (1,062,667)
    Gain on Forgiveness of Debt                                                     (1,636,489)                         (1,636,489)
(Increase) Decrease in Operating Assets:
    Acccounts Receivable                                             (201,433)         127,476          (47,330)            80,146
    Inventories                                                       (49,895)        (692,936)           1,608           (691,328)
    Deposits                                                           (5,882)          (9,586)             -               (9,586)
    Prepaids, Advances and Other                                       42,267            4,890           15,230             20,120
Increase (Decrease) in Operating Liabilities:
    Accounts Payable                                                 (252,450)         557,817                             557,817
    Accrued Liabilities                                              (183,192)         599,990                             599,990
    (Increase) decrease in bankruptcy claims escrow                                   (106,613)                           (106,613)
    Increase in Taxes Payable                                         (45,441)         213,143                             213,143

Total Adjustments                                                    (537,017)      (2,959,487)         (19,305)        (2,978,792)

Net Cash (Used In) Provided By Operating Activities                (1,120,904)        (698,244)         (11,201)          (709,445)
Cash Flows From Investing Activities:
    Capital Expenditures                                              (11,998)             -                -                  -

Net Cash Used in Investing Activities                                 (11,998)             -                -                  -
Cash Flows From Financing Activities:
    Temporary Bank Overdraft                                          (80,112)
    Change in Current Portion of Long Term Debt                       (37,929)
    Proceeds From Loan Payable to Affiliate                         1,294,964          870,175                             870,175

Net Cash Provided By (Used In) Financing Activities                 1,176,923          870,175              -              870,175
Net Increase (Decrease) In Cash                                        44,021          171,931          (11,201)           160,730
Cash,  Beginning of Period                                              2,109           84,467          256,398             84,467
Cash,  End of Period                                                   46,130          256,398          245,197            245,197

RADYNE CORP.

Notes to Financial Statements
-----------------------------

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

RADYNE CORP.

Notes to Financial Statements
-----------------------------

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

RADYNE CORP.

Notes to Financial Statements
-----------------------------
(Information for the interim periods ending DECEMBER 31, 1995 and DECEMBER 31, 1994 is unaudited)

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
                                               =========      =========

RADYNE CORP.

Notes to Financial Statements
-----------------------------
(Information for the interim periods ending DECEMBER 31, 1995 and DECEMBER 31, 1994 is unaudited)

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


Dated:    Nov 5, 1996                      RADYNE CORP.
     ----------------------

                                        By:
                                          ----------------------------
                                           Robert C. Fitting
                                           President


                                        By: Garry D. Kline
                                          ----------------------------
                                           Garry D. Kline
                                           Secretary