Form 10QSB/A
period 1996-03-31
RADYNE CORP
filed 1996-11-06
CIK 718573

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
                                                                 ===================================

                                  RADYNE CORP.
                      Statement of Operations (Page 1 of 2)
             For The Three Months Ended March 31, 1996 and the Three
                      and 1/2 Months Ended March 31, 1995
                                   (Unaudited)


                                                   31-Mar-96         31-Mar-95
                                                   ---------         ---------
Sales                                                 886,763        1,315,068
Cost of Sales                                         488,432          751,364
Selling, General & Administrative Expenses            502,652          491,088
Research and Development Expenses                     541,490
Income (Loss) From Operations                        (645,812)          72,616
Interest Expense                                       92,700           16,206
Interest & Other Income                                     -             (322)
Income (Loss) Before Provision For Income Taxes      (738,511)          56,732
Provision for Income Taxes                                  -
Net Income (Loss)                                    (738,511)          56,732
Net Income (Loss) Per Common Share                     (0.040)           0.003
Weighted Average Number of Common
Shares Outstanding:                                18,650,084       18,650,084

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

                     Machinery and equipment            7 years
                     Furniture and fixtures             7 years
                     Leasehold improvements             5 years

RADYNE CORP.

Notes to Financial Statements
-----------------------------
(Information for the interim periods ending March 31, 1996, December 16,1994 and March 31, 1995 is unaudited)


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

RADYNE CORP.
Notes to Financial Statements
-----------------------------
(Information for the interim periods ending March 31, 1996, December 16, 1994 and March 31, 1995 is unaudited)


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
                                              ==========    ===========

RADYNE CORP.
Notes to Financial Statements
-----------------------------
(Information for the interim periods ending March 31, 1996, December 16, 1994 and March 31, 1995 is unaudited)


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


Dated: November 5, 1996                      RADYNE CORP.
       ----------------


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