Form 10KSB40
period 1996-06-30
RADYNE CORP
filed 1996-11-15
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended June 30, 1996 Commission  File Number 0-11685

                                  RADYNE CORP.

(Exact name of small business issuer as specified in its charter)

         New York                                 11-2569467
         --------                                 ----------

(State or Other Jurisdiction of                   IRS Employer

Incorporation or Organization)                    Identification No.

                   5225 S. 37th Street, Phoenix, Arizona 85040
                   -------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

                    Issuer's Telephone Number: (602) 437-9620

      Securities Registered Under Section 12 (b) of the Exchange Act: None
                                                                      ----
         Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.002 Par Value
-----------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ===

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for the period being reported herein were $3,829,523.

         The aggregate market value of the registrant's common stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of August 29, 1996 based on the single trade in the over-the-counter market on this date, was approximately $1,850,000.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after  the  distribution  of  securities  under  a  plan  confirmed  by a Court.
Yes  X  No
    ---    ===

         As of August 29, 1996, there were 18,748,605 shares of
the registrant's common stock outstanding.
Documents incorporated by reference:  None.
Transitional small business disclosure format Yes    No  X
                                                 ----  ----
PART I

Item 1. Description of Business.

         On April 28, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of New York.

         On December 16, 1994, the Bankruptcy Court issued an order confirming the Company's Second Amended Plan of Reorganization (the "Plan"). The Plan became not subject to appeal on December 27, 1994 by virtue of the appeal period having run with no appeals having been filed.

         Pursuant to the Plan,  Radyne  Corp.,  a Florida  corporation  formerly known as Radyne, Inc. ("Radyne Florida"), a wholly owned subsidiary of Engineering and Technical Services, Inc. ("ETS") funded the Company's reorganization in the manner set forth in the Plan.

General

         Radyne Corp. (the "Company") is engaged in the business of designing, manufacturing and selling products and systems used for the transmission and reception of data over satellite communication networks. Specifically, the Company designs, develops, assembles and sells a proprietary line of satellite modems, frequency converters and ancillary products.

         The Company has developed proprietary technology which is employed in the design and manufacture of its products.

The Company was organized as a New York corporation on November 25, 1980. The Company's principal executive offices are located at 5225 South 37th Street, Phoenix, Arizona 85040 and its telephone number is (602) 437-9620.

Industry Background

         Over the last decade, data communications have become increasingly important to the design and operation of data processing systems. This trend is a result, in part, of the desire by users to move away from centralized computing to a distributed processing capability in which data terminals and other data  processing  equipment  are  located at  operating  sites  where data originates and where processed information is applied. As advances in semiconductor technology, specifically the microcomputer and related components, have reduced the cost and increased the capabilities of both computers and data terminals, the number of both computers and data terminals has increased significantly. In addition, analog forms of information such as voice and video are being transformed into digital signals, or "digitized", for transmission via satellite and other communications links. The effective use of these remote computers and data terminals, and the efficient handling of voice and video traffic, is dependent upon the availability of reliable, cost-effective, high-speed data communication equipment and communication links.

         The satellite transponder capacity available today has made relatively low-cost transmission of high-speed digital data by satellite practical for a greater number of users. The significant growth in the volume of digital data required to be transferred from one place to another has increased the need for satellite modems and accompanying hardware to transmit and receive this data.

         In 1995, the satellite ground equipment market, within which the Company operates, was approximately a $350 million market, up from $250 million in 1994. Recent developments in the telecommunications industry are fostering continued growth in the international satellite market. The trend toward deregulation, customer demand in the business community, technology breakthroughs in the areas of compression techniques, emergence of a "world economy", and the ever increasing number of multinational companies have all combined to generate growth in the international satellite arena.

Products

         The Company has developed and markets satellite modems, frequency converters, and ancillary products for both general sale and special order, including various types of satellite digital modem sub-systems, frequency up and down converters, and equipment racks containing integrated modems and supporting equipment. These modems cover data rates from 2.4 Kilobytes per second to 50 Megabytes per second. The frequency converters cover frequency ranges of C-Band, Ku-Band, and X-Band, the frequencies used for satellite communications. Most Radyne modems and converters are smaller and lower priced than the previous generation of products, enabling large system installation in significantly less rack space than the products of the Company's competitors. The Company also markets redundancy switches which operate in conjunction with satellite modems and converters and provide automatic fault monitoring and switch over to standby equipment in the event of modem or converter failure.

Research and Development

         During the periods ended June 30, 1996 and June 30, 1995 the Company expended $1,794,823 and $-O-, respectively, for new product development.

Competition

         The data communications equipment market is highly competitive and is characterized by advances in technology which frequently result in the introduction of new products with improved performance characteristics. The Company's ability to compete is dependent upon a number of factors, including product price, performance, quality, reliability, service, development capabilities, and the Company's ability to satisfy delivery schedules.

Patents

         Patents do not play a material role in the Company's business.

Marketing

         Domestically, the Company's products are marketed by a combination of the Company's sales personnel and through manufacturer representatives to system integrators and the end-users of the products. The Company makes available on-site technical support to ensure the timely establishment and continued servicing of earth stations or data networks.

         The Company markets its products internationally through a network of distributors and sales representatives in many countries. These representatives are independent contractors who are paid on a commission basis. Foreign sales were 50% and 46% of net sales during the periods ended June 30, 1996 and June 30, 1995 respectively.

Manufacturing

         The Company's products are assembled from standard components and subassemblies, as well as from custom fabricated parts and assemblies. The manufacture of custom fabricated parts and assemblies is subcontracted to others. Upon assembling its products, the Company performs extensive test and quality control procedures before products or systems are actually shipped.



Significant Customers

         During the period ended June 30, 1996, no customer of the Company accounted for more than 10% of the Company's total sales except for one which accounted for 12.7% of total sales. The loss of this customer by the Company could have an adverse effect on the Company's business.

Suppliers

         During the fiscal year being reported on herein, the Company's supply of component parts, subassemblies and fabricated products was obtained from various non-affiliated suppliers. The Company's supplies are available from a number of domestic and foreign suppliers, and in the event that any one supplier terminates its relationship with the Company, alternative sources of supplies are readily available.

Employees

         At June 30, 1996, the Company had 48 full time employees. In addition to the Company's 2 executive officers, the Company employed 43 people in engineering, manufacturing, marketing and operations, and 3 in administration. None of the Company's employees are represented by a labor union and no work stoppages have been experienced. The Company believes its employee relations are satisfactory.

Compliance with Environmental Regulations.

         The Company must comply with various federal, state, and local regulations relating to protection of the environment. Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to protection of the environment will not, in the opinion of the Company, have a material effect on the capital expenditures, earnings, or the competitive position of the Company.

Item 2. Description of Property.

         The Company leases approximately 17,000 square feet of industrial and office space at 5225 S. 37th Street, Phoenix, Arizona. The Company occupies these premises pursuant to a three year lease which terminates March 31, 1998, at a monthly rental of $7,352 per month with a two year renewal option.

Item 3. Legal Proceedings.

         None reportable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None reportable.

PART II

Item 5.  Market for Common Equity and Related Stockholder matters.

         The Company's Common Stock is traded in the over-the-counter market under the OTC Bulletin Board symbol "RDYN". However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low closing bid quotations as reported by the National Quotation Bureau, Inc. for the period ended June 30, 1995 and for the period ended June 30, 1996. The quotations reflect interdealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

Period Ended June 30, 1995:
                                                               High    Low
First Quarter
         December 16, 1994 - March 31, 1995                   1 5/8    1/8
Second Quarter
         April 1, 1995 - June 30, 1995                        1 3/8    5/8

Period Ended June 30, 1996:
                                                               High    Low
First Quarter
         July 1, 1995 - September 30, 1995                    1 5/8    5/8
Second Quarter
         October 1, 1995 - December 31, 1995                  1 1/2    3/4
Third Quarter
         January 1, 1996 - March 31, 1996                     1 1/8    1/2
Fourth Quarter
         April 1, 1996 - June 30, 1996                        1 3/8    3/4

         As of June 30, 1996, the Company estimates that there were approximately 550 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is greater due to the fact that a large number of shares are held in street name.

         The Company has never paid a dividend on its Common Stock and it presently intends to retain any earnings for use in its business. Accordingly, it is anticipated that dividends will not be paid to the holders of Common Stock in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

         The Company's working capital deficit was ($4,083,000) at June 30, 1996, an increase of $2,740,000 from June 30, 1995. The increase was primarily attributable to the Company investing in inventory and capital assets and hiring personnel to increase production levels.

         In order to meet its capital needs in the period reported on herein, the Company obtained additional financing from Engineering and Technical Services, Inc. ("ETS"), which owns 100% of Radyne Florida. At June 30, 1996, the Company had borrowed $4,595,000 from ETS.

Reorganization

         On April 28, 1994, Radyne Corp. (the Predecessor Company) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Predecessor Company in existence prior to the filing were stayed while the Predecessor Company continued business operations as debtor-in-possession. Claims secured against the Predecessor Company's assets were also stayed, although the holders of such claims had the right to move the court for relief from the stay prior to the plan being confirmed. Secured claims were secured primarily by liens on all of the Predecessor Company's assets.

         The Predecessor Company received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, employee wages and benefits. Tax claims were rescheduled for payment in equal quarterly installments of $8,720, with interest at 7%, over six years.

         On December 16, 1994, the Bankruptcy Court confirmed the Predecessor Company's Plan of Reorganization effective at the close of business on December 16, 1994. The Plan called for the establishment of an escrow account from which to pay claims and provided for the following:

                  (1) Exchange of Debt for Common Stock - The Company issued 17,000,000 shares of previously authorized but unissued common stock to Radyne Florida which had previously purchased the Company's secured bank debt and the position of certain holders of secured promissory notes. The issuance of stock gave Radyne Florida approximately 91% of the Company's outstanding stock. In exchange for the stock, the Company was discharged of $2,350,000 of debt owed to Radyne Florida. In addition, the 1,750,000 warrants held by Radyne Florida (purchased with the secured promissory notes) were cancelled.

                  (2) Cancellation of Debt - Unsecured claims and capitalized lease obligations were settled as follows:

                                                     ORIGINAL                                       COMPRO-
                  TYPE OF CLAIM                       AMOUNT                   REDUCTIONS           MISED
                  ----------------------------------------------------------------------------------------
                  Accounts Payable,
                  accrued expenses,
                  and capitalized
                  lease obligations                  $1,483,343                $1,111,872        $371,471

                  Convertible Deben-
                   tures and bridge
                   notes                                487,885                   439,225          48,660

                  Taxes                                 309,143                    99,866         209,277
                                                     ----------------------------------------------------

                                                     $2,280,371                $1,650,963        $629,408
=========================================================================================================

                  (3) Other Claims - Priority Claims for wages of $53,786 were paid in full.

         Holders of the Company's common stock and options to purchase the Company's common stock had their interests significantly diluted by the distribution of common stock to Radyne Florida.

         Holders of warrants to purchase the Company's common stock exchanged the warrants for an aggregate of 53,437 shares of common stock.

Fresh Start Reporting

         Under the provisions of SOP 90-7, the Successor Company was required to adopt fresh start reporting as of the close of business on December 16, 1994, because the reorganization value of the Predecessor Company was less than the total of all post-petition liabilities and pre-petition allowed claims, and the pre-confirmation stockholders retained less than 50% of the Successor Company's common stock. Accordingly, the financial statements for the six and one-half month period ended June 30, 1995 are the initial financial statements of Radyne Corp. - the Successor Company.

Results of operations

Fiscal Year Ended June 30, 1996

Compared to Fiscal Year Ended June 30, 1995

         The Company's net sales increased 206% to $3,830,000 during the period ended June 30, 1996 from $1,861,000 during the six and one-half months ended June 30, 1995.

         The Company's cost of sales as a percentage of net sales increased to 67% during the fiscal year ended June 30, 1996 from 66% for the six and one-half months ended June 30, 1995.

         Selling, general and administrative costs increased to $1,844,000 or 48% of sales during the fiscal year ended June 30, 1996 from $961,000 or 52% of sales for the six and one-half months ended June 30, 1995. The increase in expenses was primarily attributable to the increased time frame of the current period over the prior period.

         Research and development expenditures increased to $1,795,000 during the fiscal year ended June 30, 1996 from $-0- for the six and one-half months ended June 30, 1995.

         Interest expense net of interest income increased to $257,000 (7% of sales) during the fiscal year ended June 30, 1996 from $36,000 (2% of sales) for the six and one-half months ended June 30, 1995.

         For the period ended June 30, 1996, the Company did not provide for income taxes due to the net loss. The Company also did not provide for income taxes for the six and one-half month period ended June 30, 1995 due to net operating losses.

         For the twelve month period ended June 30, 1996, the Company had a net loss of ($2,625,000) as compared with a net loss of ($365,000) in the period ended June 30, 1995.

Item 7.   Financial Statements.

         See Part III, Item 13 for the Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None reportable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

Directors and Executive Officers

         At a special meeting of the Board, held on August 13, 1996, it was determined that the size of the Board would be increased from four to five members. In order to fill the newly created directorship and vacancies which were occasioned by the resignations of Messrs. Denis Brown and Augustin Cueto. Messrs. Lim Ming Seong, Lee Yip Loi and Chan Wee Piak were named directors of the Company. They will hold such positions until their respective successors are duly elected and qualified. Lim Ming Seong was also elected Chairman of the Board.

         Certain information with respect to the current directors and executive officers and certain other significant employees of the Company is set forth below:

Name                       Positions with Company                           Age

Lim Ming Seong             Director, Chairman of the Board                  49

Robert A. Grimes           Director                                         44

Lee Yip Loi                Director                                         52

Robert C. Fitting          Director and President                           61

Steven W. Eymann           Vice President                                   44

Garry D. Kline             Secretary, Controller                            47

Peter A. Weisskopf         President, Microwave Products Div.               44

         Due to financial and other constraints in recent years, the Company has not held an annual meeting of shareholders since February 20, 1990. All of the current Directors were elected by the then sitting, or later elected, Directors to fill vacancies on the Board. Officers are appointed by, and serve at the discretion of, the Board of Directors. There are no family relationships among the Directors and executive officers.

         Lim Ming Seong has been Group Director of Singapore Technologies Pte Ltd., an indirect parent of Stetsys US, Inc. (see Item 11 below), since February of 1995. From March 1992 until February 1995, he was Executive Director of Singapore Technologies Ventures Pte Ltd and from February 1990 to March 1992, he was Group President of Singapore Technologies Holdings Pte Ltd. Prior to that time he held various corporate and government positions, including Deputy Secretary in the Singapore Ministry of Defense from 1979 to 1986.

         Lee Yip Loi, who is chairman of the audit committee of the Board, has been Regional Director (America) of Singapore Technologies Pte Ltd since March 1994 and has been President of Metheus Corporation, another member of the same group of companies, since May 1990. Prior to that time he held a number of managerial positions with such corporations as Morgan Guaranty Trust and Singapore

Technologies  and  government   positions  with  the  Singapore   Ministries  of
Education, Defense, Culture and Home Affairs.

         Chan Wee Piak has been General Manager of Agilis Communication Technologies Pte Ltd., also a member of the Singapore Technologies group, since January 1992. From November 1989 to February 1992, he was General Manager of Chartered Microwave. Prior to that time, he held various managerial positions in the Singapore Ministry of Defense and Singapore Electronic and Engineering.

         Robert A. Grimes, who is a member of the audit committee of the Board, has served as a member of the Board of Directors since December, 1994. For the past seven years Mr. Grimes has also served as the President and a member of the Board of Engineering Technical Services, Inc.

         Robert C. Fitting, who is a member of the audit committee of the Board, has been President of the Company since February, 1995, and became a Director of the Company in March, 1995. For the 11 years prior to March 1995, Mr. Fitting served as Chief Executive Officer and Chairman of the Board of Directors of EF Data Corporation, which he co-founded. Mr. Fitting has also served as a Director of California Microwave, Inc. and a Director of Satellite Technology Management, Inc.

         Steven W. Eymann has been Vice President of the Company since February, 1995. For the 11 years prior to March 1995, Mr. Eymann served as President of EF Data Corporation, which he co-founded.

         Garry D. Kline was appointed Secretary of the Company in August, 1996. Mr. Kline has been Controller of the Company since September, 1995. For the prior 8 years, Mr. Kline was the Controller and CFO of EF Data Corporation.

         Peter A. Weisskopf has been President of the Microwave Products Division since June 7, 1995. Prior to his employment with the Company, Mr. Weisskopf was President of Merit Microwave, Inc., a company which Mr. Weisskopf founded, for 3 years and a senior engineer at EF Data Corp. for 2 years.

Item 10. Executive Compensation.

Summary Compensation Table

         The following table sets forth compensation awarded to, earned by or paid to Robert C. Fitting, the Company's President and Steven W. Eymann, the Company's Vice President and Peter A. Weisskopf, the Company's Microwave Division President, during the Company's period ended June 30, 1996. Information with respect to salary for Messrs. Fitting and Eymann for the fiscal year ended June 30, 1995 is from the commencement of their employment by the Company on March 1, 1995. Information with respect to salary for Mr. Weisskopf for the Fiscal period ended June 30, 1995 is from the commencement of his employment by the Company on June 7, 1995.


Name and Principal                  Fiscal
Position                            Year            Salary(s)
------------------                  ------          ---------
Robert C. Fitting                  6/30/96           $80,000
President                          6/30/95            29,231

Steven W. Eymann                   6/30/96           $80,000
Vice President                     6/30/95            29,231


Peter A. Weisskopf                 6/30/96           $75,000
President/Microwave Div.           6/30/95             2,885

Option/SAR Grants in Last Fiscal Period

         The Company made no grants of stock options during the period being reported on herein. The Company does not have an SAR plan.

Stock Bonuses

The Company made no stock bonuses during the period being

reported on herein.

Director Compensation

The Company's policy during the period ended June 30, 1996, was to pay outside directors $500 for each meeting of the Board attended by such directors. No payments were made during such period to outside directors pursuant to this arrangement.

Item 11.  Security Ownership of Certain

Beneficial owners and Management.

Beneficial Owners

         The following table sets forth information as of August 29, 1996, regarding any person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock:

                                            Amount and
Name and                                    Nature of
Title             Address of                Beneficial       Percentage
of Class          Beneficial Owner          Ownership         of Class
--------          ----------------          ---------         --------

Common Stock      Stetsys US, Inc.          17,000,000          91%
                  c/o Singapore             shares-owned
                  Technologies Pte Ltd      directly
                  83 Science Park Drive
                  #01-01/02 The Curie
                  Singapore Science Park
                  Singapore   118258

Management

The following table sets forth information as of August 29, 1996 regarding the beneficial ownership of the Company's Common Stock (i) by each director; (ii) by each of the executive officers of the Company; and (iii) by all executive officers and directors as a group:

                                            Amount and
Name and                                    Nature of
Address of                                  Beneficial               Percentage
Beneficial Owner                            Ownership                of Class
----------------                            ---------                --------

Steven Eymann                               -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

Robert C. Fitting                           -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

Robert A. Grimes                            -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

(Continued from previous page)              Amount and
Name and                                    Nature of
Address of                                  Beneficial               Percentage
Beneficial Owner                            Ownership                of Class
----------------                            ---------                --------
Garry D. Kline                              -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

Lee Yip Loi                                 -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

Chan Wee Piak                               -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

Lim Ming Seong                              -0-                      -0-
5225 S. 37th Street
Phoenix, Arizona 85040

Peter A. Weisskopf                          100,000 shares           .5%
5225 S. 37th Street                         owned directly
Phoenix, Arizona 85040

All Directors and                           100,000                  .5%
Executive Officers
as a Group

Item 12.  Transfers of Assets

         In 1996, the Company acquired from Radyne Florida, the assets of Merit Microwave, Inc., as well as the manufacturing rights to the Merit line of microwave products, which include translator and frequency converters. The purchase price of approximately $120,000 was allocated to inventory, machinery and equipment, and designs and drawings, and was paid by the issuance of 100,000 shares of the Company's stock ($40,000), cash of $60,000, and the assumption of a trade payable of $20,000. Under the terms of the agreement, the principal shareholder and chief operating officer of Merit entered into a one-year agreement with the Company to serve as president of the newly created Radyne
Microwave Products Division for annual compensation of $75,000. As long as he remains in this position, the Company is committed to pay royalties to Merit of 5-10% of sales of Merit products.

During 1996, the Company sold $163,770 of inventory and $119,367 of machinery and equipment to ETS in exchange for a reduction in the loan payable to ETS.

On August 12, 1996, Stetsys US, Inc. ("Stetsys"), a member of the Singapore Technologies Pte Ltd ("ST") group, acquired 100% of the outstanding common stock of ETS. (Stetsys is a wholly owned Delaware subsidiary of ST Electronics Pte Ltd ("STE"), which is a wholly owned subsidiary of ST. ST is an indirect wholly owned subsidiary of

Temasek Holdings (Private) Limited, which is in turn wholly owned by Minister for Finance Incorporated c/o Ministry of Finance, Republic of Singapore.) On October 22, 1996, Radyne Florida was merged into ETS and the shares of the Company that had been owned by Radyne Florida were received by ETS and subsequently distributed by ETS to Stetsys. In addition, STE made an unsecured loan of $4,500,000 to the Company, the proceeds from which were used to pay down the loan payable to ETS.



Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Documents filed as a part of this report:
         Financial Statements.

(b) Reference is made to the Exhibit Index at the end of this Report.

(c) The registrant did not file any Current Reports on Form 8-K during the three months ended June 30, 1996.

                                  RADYNE CORP.
                          (A Subsidiary of Engineering
                          and Technical Services, Inc.)

                Balance Sheet as of June 30, 1996 and Statements
               of Operations, Stockholders' Equity (Deficit), and
                Cash Flows for the Year Ended June 30, 1996 and
                the Six and One-Half Month Period Ended June 30,
                     1995, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
  Radyne Corp.:

We have audited the accompanying balance sheet of Radyne Corp. (a subsidiary of Engineering and Technical Services, Inc.) (the Company or Radyne) as of June 30, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 1996 and six and one-half month period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2, and 3 to the accompanying financial statements, on December 16, 1994, the United States Bankruptcy Court for the Eastern District of New York entered an order confirming the plan of reorganization which became effective at the close of business on December 16, 1994. In addition, the Company changed its fiscal year end to June 30. Accordingly, the accompanying statements of operations, stockholders' equity (deficit) and cash flows for the six and one-half month period ended June 30, 1995, are the initial financial statements of the Successor Company.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the year ended June 30, 1996 and six and one-half month period ended June 30, 1995, in conformity with generally accepted accounting principles.



/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Orlando, Florida
August 23, 1996

RADYNE CORP.
(A Subsidiary of Engineering and Technical Services, Inc.)

BALANCE SHEET
JUNE 30, 1996
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash                                                              $       971
  Accounts receivable - trade (net of allowance for
    doubtful accounts of $13,000)                                       283,871
  Inventories - net (Notes 1 and 4)                                   1,150,669
  Prepaid expenses                                                       20,426
                                                                    -----------
        Total current assets                                          1,455,937
                                                                    -----------
MACHINERY AND EQUIPMENT - Net of accumulated
  depreciation of $62,405 (Notes 1 and 6)                               571,927
                                                                    -----------
OTHER ASSETS:
  Designs and drawings - Net of accumulated amortization
    of $361,529 (Note 1)                                              1,236,810
  Deposits                                                                8,012
                                                                    -----------

        Total other assets                                            1,244,822
                                                                    -----------
TOTAL                                                               $ 3,272,686
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Temporary bank overdraft                                          $    12,898
  Capitalized lease obligations (Note 6)                                 26,820
  Accounts payable                                                      452,533
  Accrued expenses (Note 5)                                             400,966
  Loan payable to affiliate (Note 1)                                  4,594,696
  Taxes payable (Note 2)                                                 51,011
                                                                    -----------

           Total current liabilities                                  5,538,924
                                                                    -----------

CAPITALIZED LEASE OBLIGATIONS (Note 6)                                   34,304
                                                                    -----------

TAXES PAYABLE (Note 2)                                                   96,110
                                                                    -----------

STOCKHOLDERS' DEFICIT (Notes 2 and 3):
  Common stock - $.002 par value, 20,000,000 shares authorized,
    18,750,084 shares issued and outstanding                             37,501
  Additional paid-in capital                                            555,800
  Accumulated deficit                                                (2,989,953)
                                                                    -----------

           Total stockholders' deficit                               (2,396,652)
                                                                    -----------
TOTAL                                                               $ 3,272,686
                                                                    ===========

See notes to financial statements.

RADYNE CORP.
(A Subsidiary of Engineering and Technical Services, Inc.)

STATEMENTS OF OPERATIONS
YEAR ENDED JUNE 30, 1996 AND THE SIX AND ONE-HALF MONTH
PERIOD ENDED JUNE 30, 1995

------------------------------------------------------------------------------------------
                                                                   1996            1995
NET SALES (including sales of $311,600 and $159,731
  to ETS for 1996 and 1995, respectively) (Notes 1 and 9)     $  3,829,523    $  1,861,262
                                                              ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of sales (including purchases of $2,461,529 and $-0-
    from ETS for 1996 and 1995, respectively)                    2,559,350       1,228,747
  Selling, general and administrative expenses                   1,843,576         961,162
  Research and development                                       1,794,823
  Interest expense (Notes 1 and 6)                                 256,871          36,209
                                                              ------------    ------------

           Total operating costs and expenses                    6,454,620       2,226,118
                                                              ------------    ------------

NET LOSS                                                      $ (2,625,097)   $   (364,856)
                                                              ============    ============

LOSS PER COMMON SHARE (Note 1)                                $       (.14)   $       (.02)
                                                              ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                        18,711,139      18,648,605
                                                              ============    ============

See notes to financial statements.

RADYNE CORP.
(A Subsidiary of Engineering and Technical Services, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED JUNE 30, 1996 AND SIX AND ONE-HALF MONTH
PERIOD ENDED JUNE 30, 1995

-------------------------------------------------------------------------------------------------------------------------
                                                                                 Additional
                                                          Common Stock             Paid-in
                                                     ---------------------
                                                       Shares      Amount          Capital      Deficit         Total
BALANCE, DECEMBER 16, 1994                           18,648,605    $37,301         $516,000   $                 $553,301

  Net loss                                                                                       (364,856)      (364,856)
                                                     ----------    -------         --------   -----------    -----------

BALANCE, JUNE 30, 1995                               18,648,605     37,301          516,000      (364,856)       188,445

  Shares issued in acquisition of Merit                 100,000        200           39,800                       40,000
    Microwave (Note 10)

  Net loss                                                                                     (2,625,097)    (2,625,097)
                                                     ----------    -------         --------   -----------    -----------

BALANCE, JUNE 30, 1996                               18,748,605    $37,501         $555,800   $(2,989,953)   $(2,396,652)
                                                     ==========    =======         ========   ===========    ===========

See notes to financial statements.

RADYNE CORP.
(A Subsidiary of Engineering and Technical Services, Inc.)

STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 1996 AND SIX AND ONE-HALF MONTH
PERIOD ENDED JUNE 30, 1995

-----------------------------------------------------------------------------------------------------------------------
                                                                               1996           1995
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net loss                                                                 $(2,625,097)   $  (364,856)
                                                                           -----------    -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                              276,913        147,523
    Provision for losses on accounts receivable                                  1,000         14,000
    Provision for losses on inventory                                          184,672        102,475
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                               250,806       (216,687)
      Increase in bankruptcy claims escrow                                                    106,613
      Decrease in prepaids and other assets                                     73,581         99,534
      (Increase) decrease in employee relocation incentives and advances       112,353       (109,353)
      Increase in inventory                                                   (432,515)      (456,161)
      Increase in deposits                                                                   (191,796)
      Increase (decrease) in accounts payable                                  (46,029)       204,383
      Decrease in accrued liabilities                                         (253,337)      (348,004)
      Decrease in taxes payable                                                (56,063)        (6,093)
                                                                           -----------    -----------

           Total adjustments                                                   111,381       (653,566)
                                                                           -----------    -----------

           Net cash used in operating activities                            (2,513,716)    (1,018,422)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of machinery and equipment                                         (388,770)      (119,042)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in temporary bank overdraft                              (67,214)        80,112
  Proceeds from loan payable to affiliate                                    3,052,912        853,206
  Principal payments on capitalized lease obligations                          (84,350)       (50,143)
                                                                           -----------    -----------

           Net cash provided by financing activities                         2,901,348        883,175
                                                                           -----------    -----------

NET DECREASE IN CASH                                                            (1,138)      (254,289)

CASH, BEGINNING OF PERIOD                                                        2,109        256,398
                                                                           -----------    -----------

CASH, END OF PERIOD                                                        $       971    $     2,109
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                            $     3,996    $     7,059
                                                                           ===========    ===========

See notes to financial statements.

RADYNE CORP.
(A Subsidiary of Engineering and Technical Services, Inc.)

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED JUNE 30, 1996 AND SIX AND ONE-HALF MONTH
PERIOD ENDED JUNE 30, 1995
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Radyne Corp. (the Company or Radyne), designs, manufactures, and sells products, systems, and software used for the transmission and reception of data over satellite and cable communication networks. A wholly owned subsidiary, Satellite Digital Systems Corp. (SDSC), which was inactive and had no material assets and liabilities, filed a petition for liquidation under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of New York on May 17, 1995. This did not have any significant impact on the financial position or results of operations of the Company since SDSC had terminated all operations. SDSC received its Final Decree of Bankruptcy on August 5, 1995, which effectively dissolved SDSC.

Upon emergence from bankruptcy proceedings on December 16, 1994, (see Note 2) the Company became a majority-owned subsidiary of Radyne, Inc., which is a wholly owned subsidiary of Engineering and Technical Services, Inc. (ETS). ETS provides management services to Radyne, for which ETS charged Radyne $120,000 for the year ended June 30, 1996 and $65,000 for the six and one-half month period ended June 30, 1995. During the bankruptcy proceedings, ETS provided $770,175 of debtor-in-possession financing. Since emergence, the Company has continued to borrow additional amounts. The sum of these advances are shown on the balance sheet as loan payable to affiliate. The advances accrued interest at 7.5% through May 16, 1996 and at prime plus 2%, thereafter, until they were repaid on August 12, 1996 (see Note 11).

Revenue Recognition - The Company recognizes revenue upon shipment of product.

Inventories - Inventories, consisting of satellite modems and related products, are stated at the lower of cost (first-in, first-out) or market, including material, direct labor, and overhead costs.

Machinery and Equipment - Machinery and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of the assets, are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of seven years (see Note 6).

Designs and Drawings - Amortization of designs and drawings is computed on the straight-line basis over the estimated useful life of seven years.

Income Taxes - Radyne files a consolidated federal income tax return with ETS.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Differences between income for financial and tax reporting purposes arise primarily from amortization of certain designs and drawings and accruals for warranty reserves and compensated absences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per Common Share - Loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each of the periods presented.

Fair Value of Financial Instruments - The Company's financial instruments are carried in the balance sheet at amounts that approximate their fair value.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    REORGANIZATION

On April 28, 1994, Radyne Corp. (the Predecessor Company) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Predecessor Company in existence prior to the filing were stayed while the Predecessor Company continued business operations as debtor-in-possession. Claims secured against the Predecessor Company's assets were also stayed, although the holders of such claims had the right to move the court for relief from the stay prior to the plan being confirmed. Secured claims were secured primarily by liens on all of the Predecessor Company's assets.

The Predecessor Company received approval from the Bankruptcy Court to pay certain of its prepetition obligations, employee wages and benefits. Tax claims were rescheduled for payment in equal quarterly installments of $8,720, with interest at 7%, over six years.

On December 16, 1994, the Bankruptcy Court confirmed the Predecessor Company's Plan of Reorganization effective at the close of business on December 16, 1994 (see Note 3).

3.    FRESH START REPORTING

Under the provisions of SOP 90-7, the Successor Company was required to adopt fresh start reporting as of the close of business on December 16, 1994, because the reorganization value of the Predecessor Company was less than the total of all post-petition liabilities and prepetition allowed claims, and the preconfirmation stockholders retained less than 50% of the Successor Company's common stock (see Note 2). Accordingly, the financial statements for the six and one-half month period ended June 30, 1995 are the initial financial statements of Radyne Corp. - the Successor Company.

4.    INVENTORIES

Inventories at June 30, 1996 consist of:

Raw materials and components                                        $   626,525
Work-in-process                                                         307,391
Finished goods                                                          293,660
Valuation allowance                                                     (76,907)
                                                                    -----------

Total                                                               $ 1,150,669
                                                                    ===========

5.    ACCRUED EXPENSES

Accrued expenses at June 30, 1996 consist of:

Professional fees                                                       $ 77,125
Warranty reserve                                                         109,775
Payroll and vacation                                                     153,894
Other                                                                     60,172
                                                                        --------

Total                                                                   $400,966
                                                                        ========

6.    CAPITALIZED LEASE OBLIGATIONS

During 1996, the Company entered into three capital leases for $80,462 of machinery and equipment with monthly payments aggregating $2,699. One of the leases expires in August 1998 with the other two expiring in October 1998. These leases are secured by the equipment under lease. The assets under capital lease had a net book value of approximately $75,000 at June 30, 1996.

7.    COMMITMENTS

In April and June 1995, operations were relocated to Phoenix, Arizona, and Melbourne, Florida from Ronkonkoma, New York where facilities were being leased on a monthly basis. Through the time of the relocation, the Company incurred rent expense of approximately $18,000. With the relocation to Arizona, the Company entered into a three-year lease, with a two-year renewal option, with monthly lease payments of $7,352. Rent expense under the new lease for the year ended June 30, 1996 and for the six and one-half month period ended June 30, 1995, was approximately $95,000 and $57,000, respectively.

Future minimum rentals under the lease are as follows:

1997                                                                $    88,224
1998                                                                     66,168
                                                                    -----------

                                                                    $   154,392
                                                                    ===========

In February 1995, the Company entered into term agreements for five years with two executives to manage the Company's operations. The agreements call for the establishment of an incentive stock option plan whereby 10% of the Company's outstanding common stock is to be made available to the executives and key employees. The options would vest upon attainment of specified financial results.

8.    INCOME TAXES

The following summary reconciles taxes (recovery) from operations at the federal statutory rate with the actual provision (recovery) at June 30:

                                                            1996         1995

Income taxes (recovery) at statutory rate                $(893,000)   $(124,000)
                                                         ---------    ---------

Increase (decrease) in taxes (recovery) resulting from:
  State income tax benefit                                 (95,000)
  Change in valuation allowance                            988,000      117,600
  Other adjustments                                           --          6,400
                                                         ---------    ---------

Total provision                                          $    --      $    --
                                                         =========    =========

Deferred tax assets consist of the following at June 30, 1996:

Gross deferred tax assets:
  Cumulative tax effect of net operating loss carryforwards         $ 3,517,000
  Tax credits                                                           210,000
  Temporary differences                                                (365,000)
  Valuation allowance                                                (3,362,000)
                                                                    -----------

Total                                                               $      --
                                                                    ===========

At  June  30,  1996,  the  Company  has  net  operating  loss  carryforwards  of approximately $9,347,000 expiring in various years through 2011 and general business credit carryforwards of $210,000 expiring in various years through 2004 for utilization against taxable income/taxes payable of future periods. Approximately $6,000,000 of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation under Internal Revenue Code
Section 382, in future years, as a result of changes in ownership of the Company's stock. The annual limitation is generally equal to the value of the corporation's equity immediately prior to the change in ownership, times the federal long-term tax exempt rate published by the federal government. Management believes that the inability to utilize net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred tax asset as of June 30, 1996. In addition, any future benefits which are recognized for the acquired net operating loss and tax credit carryforwards will be applied to reduce the intangible assets.

9.    SIGNIFICANT CUSTOMERS AND EXPORT SALES

Significant customers for the year ended June 30, 1996 and for the six and one-half month period ended June 30, 1995, were as follows:

                                               June 30,             June 30,
                                                 1996                 1995

        Customer A                                6.4%                22.0%
        Customer B                                -                   15.3%
        Customer C                                8.1%                14.2%
        Customer D                               12.7%                11.7%

No other customers represented greater than 10% of net sales during the year ended June 30, 1996 and the six and one-half month period ended June 30, 1995. The Company has not entered into any long-term contracts with its customers to ship products.

Export sales were 50% and 46% of net sales in the year ended June 30, 1996 and the six and one-half month period ended June 30, 1995, respectively.

10.   TRANSFERS OF ASSETS

In 1996, the Company acquired from Radyne, Inc. the assets of Merit Microwave, Inc., as well as the manufacturing rights to the Merit line of microwave products, which include translator and frequency converters. The purchase price of approximately $120,000 was allocated to inventory, machinery and equipment, and designs and drawings, and was paid by the issuance of 100,000 shares of the Company's stock ($40,000), cash of $60,000, and the assumption of a payable of $20,000. Under the terms of the agreement, the principal shareholder and chief operating officer of Merit entered into a one-year agreement with the Company to serve as president of the newly created Radyne Microwave Products Division for annual compensation of $75,000. As long as he remains in this position, the Company is committed to pay royalties to Merit of 5-10% of sales of Merit products.

During 1996, the Company sold $163,770 of inventory and $119,367 of machinery and equipment to ETS in exchange for a reduction in the loan payable to ETS.

11.   SUBSEQUENT EVENT

On August 12, 1996, Singapore Technologies, Inc. (ST) acquired 100% of the outstanding common stock of ETS through their wholly owned subsidiary STETSYS USA, Inc. (STETSYS). The purchase price for the stock was $5,756,425. In addition, ST made an unsecured loan of $4,500,000 to the Company, the proceeds from which were used to pay down the loan payable to ETS.


                                     ******

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    RADYNE CORP.


                                            Robert C. Fitting
                                            ----------------------------
                                            Robert C. Fitting, President


Dated:   November 14, 1996



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    Principal Executive Officer



Date:    November 14, 1996          Robert C. Fitting
                                    ---------------------------------
                                    Robert C. Fitting, President



Date:    November 14, 1996          Robert A. Grimes
                                    ---------------------------------
                                    Robert A. Grimes, Director &
                                    Former Chairman of the Board



Date:    November 14, 1996          Garry D. Kline
                                    ---------------------------------
                                    Garry D. Kline, Secretary &
                                    controller


Date:    November 14, 1996          Steven W.Eymann
                                    ---------------------------------
                                    Steven W.Eymann, Vice President



Date:    November 14, 1996          Lim Ming Seong
                                    ---------------------------------
                                    Lim Ming Seong, Chairman

                                 EXHIBIT INDEX


Exhibit                                                                Page

Number                     Description of Exhibit                      No.
------                     ----------------------                      ---

27                         Financial Data Schedule