Form 10QSB
period 1996-09-30
RADYNE CORP
filed 1996-11-26
CIK 718573

SECURITIES AND EXCHANGE COMMISSIONNN
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended SEPTEMBER 30, 1996.

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

                                  602-437-9620
                                  ------------

                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X   NO
                                      -----    -----


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  YES   X   NO
                                      -----    -----


         The issuer had 18,748,605 shares of its common stock, par value $.002, outstanding as of October 31, 1996.



Transitional Small Business Disclosure Format     YES        NO   X
                                                      -----     -----

                         PART I - FINANCIAL INFORMATION
                                  RADYNE CORP.
                            CONDENSED BALANCE SHEETS
                                                      SEPT. 30,       JUNE 30,
Item 1 -         ASSETS                                 1996            1996
                 ------                              -----------    -----------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS:
Cash and Temporary Cash Investments                  $   437,950    $       971
Accounts Receivable, less allowance
   of $32,829 and $13,000, respectively                  489,369        283,871
Inventories                                            1,580,776      1,150,669
Prepaid and Other Current Assets                          16,934         20,426
                                                     -----------    -----------
Total Current Assets                                   2,525,029      1,455,937

IMPROVEMENTS AND EQUIPMENT, Net of accumulated
depreciation of $92,705 and $62,405 respectively         589,375        571,927
OTHER ASSETS:
Designs and Drawings - Net of accumulated
amortization of $418,619 and $361,529 respectively     1,179,720      1,236,810
Deposits                                                   8,012          8,012
                                                     -----------    -----------
Total Assets                                         $ 4,302,136    $ 3,272,686
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Temporary Bank Overdraft                             $       -0-    $    12,898
Accounts Payable                                         651,859        452,533
Accrued Liabilities                                      459,328        400,966
Current Portion Long-Term Debt and
   Capitalized Lease Obligations                          27,620         77,831
Loan from Bank - Short Term                            1,700,000            -0-
Loan from Affiliate                                    4,550,000      4,594,696
                                                     -----------    -----------
Total Current Liabilities                              7,388,807      5,538,924

Long-Term Debt and capitalized lease obligations         128,157        130,414
                                                     -----------    -----------

         STOCKHOLDERS' EQUITY:
Common Stock, $.002 par value,
  20,000,000 shares authorized,
  18,748,605 shares issued
  and outstanding                                         37,501         37,501
Additional Paid-In Capital                               555,800        555,800
Accumulated (Deficit)                                 (3,808,129)    (2,989,953)
                                                     -----------    -----------
Total Stockholders' Equity                            (3,214,828)    (2,396,652)
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 4,302,136    $ 3,272,686
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                   SEPT. 30,         SEPT. 30,
                                                     1996              1995
                                                 ------------      ------------

NET SALES                                        $  1,292,646      $  1,296,792

COST AND EXPENSES:
  Cost of Sales                                     1,052,385           775,652
  Selling, general and administrative                 507,578           403,231
  Research and development                            438,599           160,095
                                                 ------------      ------------
Total Costs and Expenses                            1,998,562         1,338,978

INCOME (LOSS) FROM OPERATIONS                        (705,916)          (42,185)

INTEREST EXPENSE NET OF INTEREST INCOME               112,260            28,956

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       (818,176)          (71,141)

PROVISION FOR INCOME TAXES                                -0-               -0-
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (818,176)   $      (71,141)
                                                 ============      ============

NET INCOME (LOSS) PER COMMON SHARE                      (.044)            (.004)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               18,748,605        18,650,084
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
THREE MONTHS ENDED
                                                      SEPT. 30,       SEPT. 30,
                                                        1996            1995
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                   $  (818,176)    $   (71,141)

Adjustment to reconcile  net income
  (loss) to net cash flows  provided
  by (used in) operating activities:

  Depreciation and Amortization                          87,390          67,005

   (Increase) Decrease in operating assets:
    Accounts Receivable                                (205,498)        (82,350)
    Inventories                                        (430,108)        442,518
    Prepaid and Other                                     3,492          38,384
  Increase (Decrease) in operating
  liabilities:
    Accounts Payable                                    186,428        (486,819)
    Accrued Liabilities                                  58,363        (187,327)
                                                    -----------     -----------
    Total Adjustments                                  (299,933)       (208,589)

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                               (1,118,109)       (279,730)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                  (47,748)        (92,756)
                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                   (47,748)        (92,756)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                             1,700,000             -0-
  Payments on Long Term Debt                            (52,468)        (43,301)
  Loans from Affiliates                                 (44,696)        347,614
                                                    -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,602,836         304,313
                                                    -----------     -----------

NET INCREASE IN CASH                                    436,979          90,257
CASH, BEGINNING OF YEAR                                     971           2,109
                                                    -----------     -----------
CASH, END OF PERIOD                                 $   437,950     $    92,366
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

RADYNE CORP.

Notes to Financial Statements
-----------------------------

(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

1.    Business

             Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.    Summary of Significant Accounting Policies

      (a)    Basis of presentation
             ---------------------
             The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of financial position as of September 30, 1996 and June 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and September 30, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended June 30, 1996.

             The  results  of  operations   for  the  interim   period  are  not
             necessarily indicative of the results to be expected for the full year.

      (b)    Inventories
             -----------
             Inventories are stated at the lower of cost (first-in, first-out) or market value including material, direct labor and overhead costs.

      (c)    Improvements and Equipment
             --------------------------
             Improvements and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of improvements and equipment are computed using the straight-line method based on the following useful lives:

                        Improvements And Equipment         7 years
                        Furniture and fixtures             7 years
                        Leasehold improvements             5 years

RADYNE CORP.

Notes to Financial Statements
-----------------------------
(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

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

RADYNE CORP.

Notes to Financial Statements
-----------------------------
(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

3.  Reorganization

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

4.    Inventories

             Inventories consist of the following:
                                                SEPT. 30,      JUNE 30,
                                                  1996           1996
                                               ----------    -----------

             Raw Materials and components      $  279,702    $   626,525
             Work in process                    1,080,309        307,391
             Finished Goods                       335,765        293,660
                                               ----------    -----------
             Sub Total                          1,695,776      1,227,576
             Less Valuation Allowance            (115,000)       (76,907)
                                               ----------    -----------

             Total                             $1,580,776    $ 1,150,669
                                               ==========    ===========

RADYNE CORP.

Notes to Financial Statements
-----------------------------
(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

5.    Improvements and Equipment

       Improvements and Equipment consist of the following:

                                                SEPT. 30,       JUNE 30,
                                                  1996           1996
                                               ----------     ----------

         Office Equipment                      $    7,812     $    7,812
         Manufacturing Equipment                  466,269        434,050
         Computers and Software                   207,999        192,470
                                               ----------     ----------
                                                  682,080        634,332
         Less:  accumulated depreciation
                         and amortization         (92,705)       (62,405)
                                               ----------     ----------

                                               $  589,375     $  571,927
                                               ==========     ==========


6.    Accrued Liabilities

             Accrued liabilities consist of the following:

                                                SEPT. 30,       JUNE 30,
                                                  1996           1996
                                               ----------     ----------

                Payroll and vacation           $  124,320     $  153,894
                Warranty Reserve                  124,775        109,775
                Professional fees                  71,625         77,125
                Other                             138,608         60,172
                                               ----------     ----------

                                               $  459,328     $  400,966
                                               ==========     ==========

RADYNE CORP

Item 2 -     Management's Discussion and Analysis or Plan of Operation.
             ----------------------------------------------------------

         Financial Condition

                  The Company's assets have increased from $3,272,686 at June 30, 1996 to $4,302,136 at September 30, 1996, while the company's liabilities have increased from $5,669,338 at June 30, 1996 to $7,516,964 at September 30, 1996. The decrease in net assets (assets minus liabilities) of $818,176 relates to the Company's net loss for the three month period ending September 30, 1996.

                  A bank line of credit, in the amount of $2,000,000, was established for the Company with Bank of America, Asian Banking Unit, by Stetsys US, Inc., the new beneficial owner of 90.67% of the Company's outstanding stock. As of the end of the period reported herein, the Company had drawn down $1,700,000 of the available funds. This is a demand loan, guaranteed by an affiliate of Stetsys US, Inc.

                  Approximately $370,000 was paid to Engineering and Technical Service, Inc. (ETS), the former beneficial owner of 90.67% of the Company's outstanding stock, during the period, for the repurchase of inventories originally sold to ETS by Radyne in July, 1995, at a time when ETS was acting as the Company's manufacturing subcontractor. In recognition of the fact that the Company is now fully settled into its Phoenix facility and has sufficient staff to do so, the Board determined that the Company should resume the direct conduct of this manufacturing activity.

                  The Company borrowed $4,500.000 (plus $50,000 in accrued interest) from ST Electronics Pte. Ltd., a related company, the proceeds from which were used to pay down the loan payable to ETS. An additional $504,000 of the Company's cash was used to pay the balance of the ETS loan.

                  The Company's working capital deficit was ($4,863,778) at September 30, 1996; an increase of $780,791 from ($4,082,987) at June 30, 1996.

                  Results of operations for the three month period ended September 30, 1996 compared to fiscal quarter ended September 30, 1995, are as follows:

                  The Company's net sales decreased .3% to $1,292,646 during the period ended September 30, 1996 from $1,296,792 during the quarter ended September 30, 1995.

                  The Company's cost of sales as a percentage of sales increased to 81% during the period ended September 30, 1996 from 60% during the fiscal quarter ended September 30, 1995. Approximately $105,000 in the Company's cost of sales (8% of sales) was as a result of a charge, taken against indirect cost of goods sold, to set up reserves for inventory which was repurchased from ETS under an agreement whereby the manufacturing of equipment will be moved to Phoenix from ETS' facilities in Melbourne, FL.

                  Selling, general and administrative costs increased to $507,578 during the current period from $403,231 during the fiscal quarter ended September 30, 1995. Contributing to the Company's increased level of expenses for the period were professional fees relative to the transfer of 90.67% of the Company's outstanding common stock to Stetsys US, Inc. (See 8-K filed August 23, 1996) and an increase in the Company's base organizational and manufacturing capacity as a result of increased orders taken during the period.

                  Research and development expenditures increased to $438,599 during the period ended September 30, 1996 from $160,095 during the period ended September 30, 1995. The prior year's lower level of R&D effort was mainly due to the inability of the Company to finance the investment needed in this industry to stay abreast of the technology curve.

                  Based on the increases in expenses outlined above, the Company experienced a net loss of ($818,176) during the period ended September 30, 1996 as compared with a net loss of ($71,141) during the quarter ended September 30, 1995.

                  The Company's new orders booked increased 201% to $3,579,183 for the period ended September 30, 1996 from $1,190,441 for the quarter ended September 30, 1995.

                  The Company's backlog of orders to ship increased 324% to $3,725,575 for the period ended September 30, 1996 from $878,453 for the quarter ended September 30, 1995.

                  Typically, the Company must ship its backlog within 90 days to maintain "on-time" delivery schedules.

                  The Company anticipates that it will be able to handle this large increase in orders while substantially maintaining this delivery schedule. This is expected to result in a significant increase in net sales form the quarter ended September 30, 1996 to the quarter ended December 31, 1996.

                           PART II - OTHER INFORMATION

Item 6 -     Exhibits and Reports on Form 8-K.
             ---------------------------------

             (a)  Exhibit           Description
                  -------           -----------
                    27              Financial Data Schedule

             (b) Report on Form 8-K. A report on Form 8-K was filed on August 23, 1996 (electronic confirming copy accepted September 24, 1996) relating to Item 1 (change in control of registrant), Item 5 (change in number and identity of directors) and Item 8 (change in fiscal year).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     25 November, 1996                RADYNE CORP.
        ---------------------


                                            By:/s/ Robert C. Fitting
                                               --------------------------------
                                                 Robert C. Fitting
                                                 President


                                            By:/s/ Garry D. Kline
                                               --------------------------------
                                                 Garry D. Kline
                                                 Acting Chief Financial Officer
                                       12