Form 10-Q/A
period 1996-09-30
RADYNE CORP
filed 1997-03-10
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended SEPTEMBER 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11685-NY

                                  RADYNE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    NEW YORK
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   11-2569467
--------------------------------------------------------------------------------
                        (IRS EMPLOYER IDENTIFICATION NO.)

                    5225 South 37th Street, Phoenix, AZ 85040
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  602-437-9620
--------------------------------------------------------------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES [X]   NO [_]

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         YES [X]   NO [_]

     The registrant had 18,748,605 shares of its common stock, par value $.002, outstanding as of October 31, 1996.

                         PART I - FINANCIAL INFORMATION
                                  RADYNE CORP.
                            CONDENSED BALANCE SHEETS

                                                      SEPT. 30,    JUNE 30,
Item 1 -         ASSETS                                 1996         1996
                                                     -----------   ---------
                                                     (Unaudited)   (Audited)
CURRENT ASSETS:
Cash and Temporary Cash Investments                 $   437,950   $       971
Accounts Receivable, less allowance
   of $32,829 and $13,000, respectively                 489,369       283,871
Inventories                                           1,580,776     1,150,669
Prepaid and Other Current Assets                         16,934        20,426
                                                    -----------   -----------
Total Current Assets                                  2,525,029     1,455,937

IMPROVEMENTS AND EQUIPMENT, Net of accumulated
depreciation of $92,705 and $62,405 respectively        589,375       571,927
OTHER ASSETS:
Designs and Drawings - Net of accumulated
amortization of $418,619 and $361,529 respectively    1,179,720     1,236,810
Deposits                                                  8,012         8,012
                                                    -----------   -----------
Total Assets                                        $ 4,302,136   $ 3,272,686
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
Temporary Bank Overdraft                            $       -0-   $    12,898
Accounts Payable-Trade                                  431,412       452,533
Accounts Payable to Affiliate                           220,447           -0-
Accrued Liabilities                                     459,328       400,966
Current Portion Long-Term Debt and
   Capitalized Lease Obligations                         27,620        77,831
Loan from Bank - Short Term                           1,700,000           -0-
Loan from Affiliate                                   4,550,000     4,594,696
                                                    -----------   -----------
Total Current Liabilities                             7,388,807     5,538,924

Long-Term Debt and capitalized lease obligations        128,157       130,414
                                                    -----------   -----------

   STOCKHOLDERS' EQUITY:
Common Stock, $.002 par value, 20,000,000
shares authorized, 18,748,605 shares
issued and outstanding                                   37,501        37,501
Additional Paid-In Capital                              555,800       555,800
Accumulated (Deficit)                                (3,808,129)   (2,989,953)
                                                    -----------   -----------
Total Stockholders' Equity                           (3,214,828)   (2,396,652)
                                                    -----------   -----------

Total Liabilities and Stockholders' Equity          $ 4,302,136   $ 3,272,686
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             THREE MONTHS ENDED
                                           SEPT. 30,      SEPT. 30,
                                             1996           1995
                                           ---------      ---------

NET SALES                                $  1,292,646   $  1,296,792

COST AND EXPENSES:
  Cost of Sales                             1,052,385        775,652
  Selling, general and administrative         507,578        403,231
  Research and development                    438,599        160,095
                                         ------------   ------------
Total Costs and Expenses                    1,998,562      1,338,978

INCOME (LOSS) FROM OPERATIONS                (705,916)       (42,185)

INTEREST EXPENSE NET OF INTEREST INCOME       112,260         28,956

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                               (818,176)       (71,141)

PROVISION FOR INCOME TAXES                        -0-            -0-
                                         ------------   ------------

NET INCOME (LOSS)                        $   (818,176)  $    (71,141)
                                         ============   ============

NET INCOME (LOSS) PER COMMON SHARE              (.044)         (.004)
                                         ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       18,748,605     18,650,084
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               THREE MONTHS ENDED
                                                         SEPT. 30,     SEPT. 30,
                                                           1996          1995
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                       $  (818,176)  $ (71,141)

Adjustment to reconcile net income (loss) to net cash flows provided by (used in) operating activities:

  Depreciation and Amortization                              87,390      67,005

   (Increase) Decrease in operating assets:
    Accounts Receivable                                    (205,498)    (82,350)
    Inventories                                            (430,108)    442,518
    Prepaid and Other                                         3,492      38,384
  Increase (Decrease) in operating
  liabilities:
    Accounts Payable                                        186,428    (486,819)
    Accrued Liabilities                                      58,363    (187,327)
                                                        -----------   ---------
    Total Adjustments                                      (299,933)   (208,589)

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                   (1,118,109)   (279,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                      (47,748)    (92,756)
                                                        -----------   ---------

NET CASH USED IN INVESTING ACTIVITIES                       (47,748)    (92,756)
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                                 1,700,000         -0-
  Payments on Long Term Debt                                (52,468)    (43,301)
  Loans from Affiliates                                     (44,696)    347,614
                                                        -----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,602,836     304,313
                                                        -----------   ---------

NET INCREASE IN CASH                                        436,979      90,257
CASH, BEGINNING OF YEAR                                         971       2,109
                                                        -----------   ---------
CASH, END OF PERIOD                                     $   437,950   $  92,366
                                                        ===========   =========

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

2. Summary of Significant Accounting Policies

     (a)  Basis of presentation
          The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1996 and June 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and September 30, 1995. Such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the year ended June 30, 1996.

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

                   Improvements And Equipment         7 years
                   Furniture and fixtures             7 years
                   Leasehold improvements             5 years

RADYNE CORP.

Notes to Financial Statements
(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

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

RADYNE CORP.

Notes to Financial Statements
(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

4. Inventories

       Inventories consist of the following:

                                                  SEPT. 30,          JUNE 30,
                                                    1996              1996
                                                  ---------          --------

Raw Materials and components                     $   279,702        $   626,525
Work in process                                    1,080,309            307,391
Finished Goods                                       335,765            293,660
                                                 -----------        -----------
Sub Total                                          1,695,776          1,227,576
Less Valuation Allowance                            (115,000)           (76,907)
                                                 -----------        -----------

Total                                            $ 1,580,776        $ 1,150,669
                                                 ===========        ===========

RADYNE CORP.

Notes to Financial Statements
(Information for SEPTEMBER 30, 1996 and SEPTEMBER 30, 1995 is Unaudited)

5. Improvements and Equipment

     Improvements and Equipment consist of the following:

                                                     SEPT. 30,         JUNE 30,
                                                       1996             1996
                                                     ---------         --------

Office Equipment                                     $   7,812        $   7,812
Manufacturing Equipment                                466,269          434,050
Computers and Software                                 207,999          192,470
                                                     ---------        ---------
                                                       682,080          634,332
Less:  accumulated depreciation
   and amortization                                    (92,705)         (62,405)
                                                     ---------        ---------

                                                     $ 589,375        $ 571,927
                                                     =========        =========

6. Accrued Liabilities

     Accrued liabilities consist of the following:

                                                    SEPT. 30,         JUNE 30,
                                                      1996             1996
                                                    ---------         --------

Payroll and vacation                                $124,320          $153,894
Warranty Reserve                                     124,775           109,775
Professional fees                                     71,625            77,125
Other                                                138,608            60,172
                                                    --------          --------

                                                    $459,328          $400,966
                                                    ========          ========

7. Borrowings

          On August 12, 1996, all of the outstanding shares of Engineering and Technical Services, Inc. ("ETS"), the Company's indirect controlling shareholder, were acquired by Stetsys US, Inc., an indirect subsidiary of Singapore Technologies Pte Ltd ("STPL"), a corporation organized under the laws of the Republic of Singapore. On that date, Singapore Technologies Electronics Pte Ltd, a subsidiary of STPL, made a loan to the Company in the amount of $4,500,000 repayable on February 10, 1997 with interest at the rate of 8% per annum. The proceeds of this loan were used, together with $504,000 of the Company's cash, to repay the Company's indebtedness to ETS. In addition, STPL guaranteed a new $2,000,000 line of credit for the Company provided by Bank of America NT&SA. As of September 30, 1996, the Company had drawn down $1,700,000 under this line of credit, with maturaties ranging from February 14, 1997 to March 24, 1997 and interest rates of 6.3375% per annum on $1,200,000 and 6.4% on $500,000.

8. Related Party Transactions

          In July of 1995, the Company's manufacturing operations were transferred to ETS, then the beneficial owner of 90.67% of the Company's common stock, pending the Company's relocation to Phoenix. At the time, $163,770 of inventory and $119,367 of machinery and equipment was exchanged for a reduction in the Company's indebtedness to ETS. During the quarter ended September 30, 1996, in recognition of the completion of the move to Phoenix and increase in staffing, the Board determined that the Company should resume direct manufacturing. To this end, the Company repurchased $22,100 of machinery and equipment from ETS during the quarter and purchased $347,000 of inventory from ETS, which ETS had acquired and/or processed in the ordinary course of fulfilling purchase orders from the Company and which the Company was obligated to purchase from ETS. However, as the Company's products were undergoing constant improvement, the Company considered it necessary to treat $70,000 of such inventory as obsolete and another $20,000 thereof as slow-moving. Ongoing product development rendered another $90,000 of this inventory obsolete during the subsequent quarter.

RADYNE CORP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

          The Company's assets have increased from $3,272,686 at June 30, 1996 to $4,302,136 at September 30, 1996, while the Company's liabilities have increased from $5,669,338 at June 30, 1996 to $7,516,964 at September 30, 1996. The decrease in net assets (assets minus liabilities) of $818,176 relates to the Company's net loss for the three month period ending September 30, 1996.

          Results of operations for the three month period ended September 30, 1996 compared to the fiscal quarter ended September 30, 1995, are as follows:

          The Company's net sales decreased .3% to $1,292,646 during the period ended September 30, 1996 from $1,296,792 during the quarter ended September 30, 1995.

          The Company's cost of sales as a percentage of sales increased to 81% during the period ended September 30, 1996 from 60% during the fiscal quarter ended September 30, 1995. $90,000 in the Company's cost of sales (7% of sales) was as a result of a charge, taken against indirect cost of goods sold, to set up a reserve for inventory which was purchased from ETS under an agreement whereby the Company's manufacturing operations were moved to Phoenix from ETS' facilities in Melbourne, FL. The charge reflected the cost of inventory which was rendered "Excess and Slow Moving" as a result of design changes made by the Company and incorporated into its products to enhance their capabilities. Start-up costs associated with the delivery of new products to the market place accounted for the balance of the increase in costs. (See Item 1, Notes to the Financial Statements, note 8 above).

          Selling, general and administrative costs increased to $507,578 during the current period from $403,231 during the fiscal quarter ended September 30, 1995. Contributing to the Company's increased level of expenses for the period was an increase in the Company's base organizational and manufacturing capacity as a result of increased orders taken during the period.

          Research and development expenditures increased to $438,599 during the period ended September 30, 1996 from $160,095 during the period ended September 30, 1995. The prior year's lower level of R&D effort was mainly due to the inability of the Company to finance the investment needed in this industry to stay abreast of the technology curve.

          Net interest expense increased from $28,956 in the quarter ended September 30, 1995 to $112,260 in the current period due to an increase in the Company's debt.

          Based on the increases in costs and expenses outlined above, the Company experienced a net loss of ($818,176) during the period ended September 30, 1996 as compared with a net loss of ($71,141) during the quarter ended September 30, 1995.

          The Company's new-orders-booked (Bookings) increased 201% to $3,579,183 for the period ended September 30, 1996 from $1,190,441 for the quarter ended September 30, 1995. This increase was primarily due to the introduction of certain new product lines to the market during the period.

          The Company's level of unfilled-orders-to-ship (Backlog) increased 324% to $3,725,575 at September 30, 1996 from $878,453 at September 30,
     1995 primarily due to the increased Bookings referred to above.

          Typically, the Company must ship its backlog within 90 days to maintain "on-time" delivery schedules.

          The Company anticipates that it will be able to handle this large increase in orders while substantially maintaining this delivery schedule. This is expected to result in a significant increase in net sales from the quarter ended September 30, 1996 to the quarter ended December 31, 1996.

     Liquidity and Capital Resources

          The Company's working capital deficit was ($4,863,778) at September 30, 1996; an increase of $780,791 from ($4,082,987) at June 30, 1996. The increase in the deficit was due primarily to $1,700,000 of new bank borrowings, and an approximately $200,000 increase in accounts payable, partially offset by increases of approximately $437,000 in cash and cash equivalents, $206,000 in accounts receivable and $430,000 in inventories.

          Net cash used in operating activities was $1,118,109 for the three months ended September 30, 1996, as compared to $279,730 used in the three months ended September 30, 1995. The principal causes for the difference were the increased operating loss and the increases in inventories and accounts receivable, partially offset by increases in accounts payable and accrued liabilities. Management considers these differences to be consistent with the introduction of new products and the increases in Bookings and Backlog discussed above.

          Cash used in investing activities, consisting of additions to equipment, amounted to $47,748 for the quarter ended September 30, 1996, or approximately $45,000 less than the amount expended during the quarter ended September 30, 1995 for this purpose. The Company anticipates capital expenditures of not more than an additional $210,000 for the remainder of calendar 1996, which will be financed from the Company's operations and borrowings.

          The Company derived net cash from financing activities of $1,602,836 and $304,313, respectively, during the quarter ended September 30, 1996 and the quarter ended September 30, 1995, with the difference resulting from greater net borrowings during the current period.

          As a result of the foregoing, the Company increased its cash balances by $436,979 and $90,257, respectively, for the three months ended September 30, 1996 and the three months ended September 30, 1995.

          A bank line of credit, in the amount of $2,000,000, was established for the Company with Bank of America NT&SA, Asian Banking Unit, by Stetsys US, Inc., the new beneficial owner of 90.67% of the Company's outstanding stock. As of the end of the period reported herein, the Company had drawn down $1,700,000 of the available funds. This is a demand loan, bearing interest at the rates ranging from 6.3375% to 6.4%, guaranteed by an affiliate of Stetsys US, Inc. (See Item 1, Note 7)

          The Company borrowed $4,500.000 (plus $50,000 in accrued interest) from Singapore Technologies Electronics Pte Ltd, a related company, the proceeds from which were used to pay down the loan payable to ETS. An additional $504,000 of the Company's cash was used to pay the balance of the ETS loan. The Company has been, and is expected to remain, dependent on its principal shareholder for capital needs to fund operating and investing activities.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibit       Description
          -------       -----------
            3(i)        Restated Certificate of Incorporation
            3(ii)       By-Laws, as Amended and Restated
            27          Financial Data Schedule

     (b) Report on Form 8-K. A report on Form 8-K was filed on August 23, 1996 (electronic confirming copy accepted September 24, 1996) relating to Item 1 (change in control of registrant), Item 5 (change in number and identity of directors) and Item 8 (change in fiscal year).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 6, 1997                    RADYNE CORP.


                                        By:  /s/ Robert C. Fitting
                                             -----------------------------------
                                                 Robert C. Fitting
                                                 President


                                        By:  /s/ Garry D. Kline
                                             -----------------------------------
                                                 Garry D. Kline
                                                 Acting Chief Financial Officer