Form 10-K
period 1996-12-31
RADYNE CORP
filed 1997-04-22
CIK 718573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition period from July 1, 1996    Commission File Number 0-11685
      to December 31, 1996

                                  RADYNE CORP.
              (Exact name of Registrant as specified in its charter)

           NEW YORK                                11-2569467
     (State or other jurisdiction               (I.R.S. Employer
          or incorporation or                  Identification No.)
              organization)

            5225 S. 37th Street, Phoenix, Arizona      85040
                 --------------------------------------
         (Address of Principal Executive Offices)    (Zip Code)

    Registrant's telephone number including area code: (602) 437-9620
      Securities Registered Under Section 12 (b) of the Exchange Act:
                                None
                                ----

      Securities Registered Under Section 12(g) of the Exchange Act:
                       Common Stock, $.002 Par Value
                       -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of April 1, 1997 was approximately $1,618,000.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a Court. Yes X   No
                         ---  ---

    As of April 10, 1997, there were 3,759,721 shares of the registrant's common stock outstanding.

                                    PART I

ITEM 1. BUSINESS

GENERAL

    Radyne was incorporated in the State of New York on November 25, 1980. The Company's current address is 5225 South 37th Street, Phoenix, Arizona 85040 and its telephone number is (602) 437-9620.

    Radyne has been involved in the advanced design and production of digital data communications equipment and associated equipment for satellite telecommunications systems for over sixteen years. Since the Company's inception in 1980, Radyne has established itself as a supplier in the satellite ground equipment business.

    Radyne designs, manufactures and sells satellite modems, frequency converters, ancillary products and equipment racks containing integrated modems and supporting equipment for data communications.

    Although the Company was forced to file for Chapter 11 bankruptcy protection in April 1994, it successfully emerged from bankruptcy in December of that year upon the acquisition of approximately 91% of its Common Stock by Engineering and Technical Services, Inc. ("ETS"), then a major customer of Radyne. On August 12, 1996, ETS was acquired by Singapore Technologies Pte Ltd through its indirect wholly owned subsidiary, Stetsys US, Inc. ("ST"). As a result, approximately 91% of the Company's Common Stock is now held by ST. See "Bankruptcy Reorganization" below.

    In 1995, ETS caused Radyne to install a new management team, which promptly moved the Company's operations from New York to Phoenix, Arizona and commenced the hiring of an almost all new staff of engineering, sales and support personnel, with funding advanced by ETS and subsequently ST and its affiliates. The new Radyne team has reinstituted Radyne's research, development and marketing programs and reinvigorated its product line.

OPERATING STRATEGY

    Radyne's operating strategy is to (i) continue to build on the experience, skills and customer access of its new management team, (ii) capitalize on its development of smaller, less costly satellite modems, and (iii) expand into market segments, such as rural telephone, private networks and compressed television transmission. See "Target Markets" below.

    The Company's engineering staff and support facilities are dedicated to (I) maintaining the state-of-the-art status of Radyne's traditional products for the satellite ground equipment segment of the market, (ii) designing and enhancing products for emerging markets, such as rural telephony for developing areas, high-speed satellite communications, government data equipment and the growing private network market, and (iii) providing special configurations to satisfy customers' special needs. The Company has already shipped commercial volumes of its products for rural telephony and private network applications and has shipped product qualification units to one government data equipment customer.

    Radyne's modems cover data rates from 2.4 Kilobytes per second to 50 Megabytes per second. The Company's frequency converters handle all three frequency bands used in satellite communications. Radyne believes that most of its current line of modems and converters are smaller and lower priced than the previous generation of products, enabling large system installation in significantly less rack space than the products of the Company's competitors. The Company also markets redundancy switches which operate in conjunction with satellite modems and converters and provide automatic fault monitoring and switch over to standby equipment in the event of modem or converter failure.

    Radyne's line of frequency converter products is usable in virtually all earth stations for the conversion of intermediate frequencies to microwave frequencies for satellite transmission. These converters are competitively priced, small in size and offer either single, dual or all three bands used in the satellite industry. In addition to being offered to commercial customers, there is a military market for the three-band units.

    The Company's newer products include a low cost modem with expanded features and super fast acquisition capabilities, making it attractive for use in both private networks and rural telephone systems being offered in China, Indonesia and India, and a line of satellite frequency translators presently used for testing in satellite earth stations.

    The development of digital compression technology has allowed the transmission of television in a small bandwidth, which has made TV transmission by satellite more economical than ever before. Video compression allows many times more channels on a satellite than was previously the case, thus producing a new market of major interest. This compression technology is or is expected to be used for transmission of TV to all network facilities, distribution of cable TV to cable companies, high definition TV distribution and video teleconferencing. Radyne has developed a modulator product to be used in conjunction with compression equipment and has been shipping this product for the past seven months.

BANKRUPTCY REORGANIZATION

    In December 1994, Radyne emerged from protection under Chapter 11 of the Bankruptcy Code. The Company believes that the reasons for Radyne having sought bankruptcy protection have been neutralized by its new management team and interim financing sources. When Radyne filed its bankruptcy petition in April 1994, it was suffering from severe cash flow problems due to shrinking sales. Years of uninspired management and the failure to maintain the sort of research and development program which is necessitated by the fast-moving data communications industry had left Radyne with an aging product line and an inability to access emerging markets.

    On April 28, 1994, Radyne filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Company in existence prior to the filing were stayed while the Company continued business operations as debtor-in-possession. Claims secured against the Company's assets were also stayed, although the holders of such claims had the right to move the court for relief from the stay prior to the Company's reorganization plan being confirmed. Secured claims were secured primarily by liens on all of the Company's assets.

    The Company received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, employee wages and benefits. Tax claims were rescheduled for payment in equal quarterly installments of $9,600, with interest at 7%, over six years. A portion of these tax claims is the sole remaining pre-petition liability of the Company.

    On December 16, 1994, the Bankruptcy Court confirmed the Company's Plan of Reorganization effective at the close of business on December 16, 1994. The Plan, which has been consummated, called for the establishment of an escrow account from which to pay claims and provided for the following: (1) Exchange of Debt for Common Stock--The Company issued 17,000,000 (pre-Reverse Split) shares of previously authorized but unissued Common Stock to Radyne Florida (a special purpose subsidiary of ETS), which had previously purchased the Company's secured bank debt and the position of certain holders of secured promissory notes. This issuance of stock gave Radyne Florida approximately 91% of the Company's outstanding Common Stock. In exchange for the stock, the Company was discharged of $2,350,000 of debt owed to Radyne Florida. In addition, the 1,750,000 warrants held by Radyne Florida (purchased with the secured promissory notes) were cancelled. (2) Cancellation of Debt--Unsecured claims and capitalized lease obligations were settled as follows:

    TYPE OF CLAIM                         ORIGINAL
                                           AMOUNT     REDUCTIONS   COMPROMISED
---------------------------------------  ----------   ----------   -----------

Accounts payable, accrued expenses,
  and capitalized lease obligations....  $1,483,343   $1,111,872     $371,471
Convertible debentures and
  bridge notes.........................     487,885      439,225       48,660
Taxes..................................     309,143       99,866      209,277
                                         -----------  -----------    --------

                                         $2,280,371   $1,650,963     $629,408
                                         -----------  -----------    --------
                                         -----------  -----------    --------

(3) Other Claims--Priority Claims for wages of $53,786 were paid in full.

    Holders of the Company's Common Stock and options to purchase the Company's Common Stock had their interests significantly diluted by the distribution of Common Stock to Radyne Florida.

    Holders of warrants to purchase the Company's Common Stock exchanged the warrants for an aggregate of 53,437 shares of Common Stock.

TARGET MARKETS

    Radyne has historically operated in an industry that has relatively few customers. Today, fewer than 1,000 customers make up the market for satellite data communication subsystems. Radyne's target markets include international telecommunications, high speed satellite communications, rural telephony and private network DAMA (demand assigned multiple access) users, as well as the United States Government. Currently, Radyne has a presence in the international telecommunications market and has just entered the DAMA products market with its new DMD-2400 modem, but anticipates movement into the other markets in the near future. Of course, there can be no assurance that Radyne will succeed in capturing a significant share of these other markets.

    The international telecommunications market includes users of IDR (intermediate data rate), IBS (international business service) and open network satellite equipment. The IDR environment is primarily for voice traffic, while IBS is specific to business data traffic. In addition, the market includes customers for MUX (multiplexers), switches and peripheral equipment. The international telecommunications market should provide substantial business opportunities for Radyne in the near future. To illustrate the magnitude of the potential market for Radyne's satellite modems alone, the projected growth in transponders can be depicted as follows. A transponder is the part of the satellite that receives an uplink signal at one frequency, converts that signal's frequency, amplifies it and then retransmits the signal to the ground. Satellites have an average of 24 transponders each. For each transponder, an average of 50 modems are required (25 on the transmitting side and 25 on the receiving end). The growth in total C-Band and Ku-Band transponder capacity is projected to average more than 250 per year until the end of 1999, to a world total of more than 5,000 transponders (Source: VIA SATELLITE, January 1995). This transponder growth translates into a need for up to 50,000 or more additional satellite modems by the year 2000.

    Rural telephony and private network DAMA products require special communications equipment which is efficient for low traffic volume at many different locations. DAMA products allow many users to access the same channel on demand. Radyne has recently entered the DAMA products segment of the market with its new DMD-2400 modem. The DMD-2400 can be utilized in both rural telephony and private network systems. Rural telephony can be described as an intra-country telecommunications network linking many small villages in a country like Indonesia, for example, ultimately allowing the villages to communicate with the world. A private network can be described as a network in the commercial world. For example, banks and other financial institutions, airlines, and large and multi-unit corporations all have the need for satellite communications and may be linked via private networks.

    Demand for DAMA products for use in private and rural telephony networks is growing rapidly. It has been estimated that 20,000 to 50,000 new installations will occur in North America alone over the next two or three years, translating into substantial demand for satellite ground equipment. (Source: SATELLITE COMMUNICATIONS, August 1996). Radyne has entered this market and has a product agreement for both low speed data equipment and the necessary radio frequency
(RF) products. The Company sells its DAMA/ VSAT compatible products to system integrators (customers who make a business of supplying turnkey earth station operations for their customers), domestically and abroad, as components to systems that they have designed, as well as directly to end users. The Company offers these products for sale on a global basis and believes their use to be global.

    The high-speed satellite communications market is just beginning to emerge. Communications equipment in this segment possesses higher data rate capabilities of approximately 12-150 megabits per second, allowing much more data to be transmitted. Tests are currently underway by AT&T to use ATM (asynchronous transfer mode) to transfer large amounts of data. It is Radyne's intention to enter the high-speed satellite communications market as its engineers develop advanced equipment designed to the higher data rate specifications.

    Finally, the United States Government should provide a significant market opportunity for Radyne as the defense budget shrinks and it becomes cost prohibitive for the government to develop its own products. Because of the expected growth in commercial off-the-shelf (COTS) and non-developmental item
(NDI) procurement, Radyne anticipates targeting the US Government as an important revenue source.

PRINCIPAL PRODUCTS

    The following is a brief description of the Company's principal product lines. Readers should be aware that inasmuch as these products are frequently customized to suit the needs of particular end users, the price range data provided below may not represent actual prices for many units sold.

RCS5000/DMD5000 MODEM AND REDUNDANCY CONTROL SYSTEM

    The model RCS5000 is a complete, self-contained satellite communication modem system with all modems, terrestrial interfaces and redundancy switch functions located in a single cabinet holding up to 27 modems. This compact (17.5 inches high) and versatile common equipment package includes full support for Intelsat's IDR/IBS services and may also be operated in closed networks. Each built-in redundancy switch is a microcomputer controlled system which is capable of controlling up to 9 modems, up to four of which may be designated as back-ups. Thus, in the event of failure of an on-line modem, back-up operations can be triggered either automatically or manually. The RCS5000 also has dual redundant power supplies.

    As the RCS5000 represents some of the older modem technology remaining in the Company's product line, sales of these systems decreased from $1,397,000 (36% of revenues) for the year ended June 30, 1996 to $439,000 (9% of revenues) for the six months ended December 31, 1996.

RCS-10/DMD-10 MODEM AND REDUNDANCY CONTROL SYSTEM

    The RCS-10 represents the new generation system which is replacing the RCS5000 family in Radyne's product line. It serves the same functions as the RCS5000, but with a number of notable improvements. Up to 30 modems can be combined in a single rack and each redundancy switch can control up to 10 modems. In addition to an expanded data rate range (9.6 Kbps to 8.448 Mbps compared to the RCS5000's 64 Kbps to 8.448 Mbps), the RCS-10 offers an improved display and menu structure and more options.

    The market acceptance of the RCS-10 is demonstrated by the $1,506,000 (31% of revenues) in sales for the six- month period ended December 31, 1996, its inaugural period.

DMD-4500 IBS/IDR SATELLITE MODEM

    This standard satellite modem provides selectable functions for Intelsat IDR, IBS and closed network services and is easily programmable by earth station personnel. Data rates may be selected in 8 Kbps steps between 48 Kbps and 8.448 Mbps. The DMD-4500 can be used with a variety of redundancy switches and other options. As this modem is based on some of Radyne's older technology and is accordingly yielding to newer Radyne products, sales have decreased from $1,780,000 (46% of revenues) in the year ended June 30, 1996 to $628,000 (13% of revenues) in the six months ended December 31, 1996.

DMD-2400 SATELLITE MODEM

    The DMD-2400 is a low cost, light weight (8 pounds), fast acquisition (under 1 second) modem. It is capable of data rates ranging from 2.4 Kbps to 1.6 Mbps in steps of 1 Bps. Digital signal processing eliminates virtually all on-board adjustments. This modem is designed to perform as both ends of a single channel per carrier link or as a VSAT remote site modem in a hub system. Its other applications include video conferencing, long distance learning, paging and news gathering.

    Sales of the DMD-2400 have increased from $215,000 (6% of revenues) in the year ended June 30, 1996 to $1,150,000 (23% of revenues) for the six-month period ended December 31, 1996.

DVB-3000 DIGITAL BROADCAST MODULATOR

    The DVB-3000 is a flexible, programmable digital video satellite modulator offering full compatibility with digital video standards. Its principal applications are for digital video hub uplinks, mobile satellite news gathering, video distribution and one-way data distribution. The DVB-3000 is high speed, offering programmable data rates ranging from 1.0 to 30.0 Mbps and fixed data rates of 30 to 50 Mbps. It is also frequency agile with a base range of 50 to 90 MHz and an optional range of 100 to 180 MHz in steps of 1.0 Hz.

    Sales of the DVB-3000 have increased from $16,000 (less than 1% of revenues) in the year ended June 30, 1996 to $601,000 (12% of revenues) for the six months ended December 31, 1996.

CONVERTERS, TRANSLATORS AND OTHER MICROWAVE PRODUCTS

    Radyne has a complete line of synthesized frequency up converters and down converters. The SFC6400 C-Band Up Converter converts data or video signals in the IF range of 50-180 MHz to uplink frequencies between 5.845 and 6.420 Ghz. The SFC4200 C-Band Down Converter converts microwave carriers in the 3.62 to
4.20 GHz range to the IF range of 50-180 MHz. The Company believes that its SFC1450 Ku-Band Upconverter and the SFC1275G Ku-Band Global Downconverter offer low phase noise, superior standard transmit output compression and the only downconverter to receive data and detect carrier power simultaneously. The SFC1468 Tri-Band Synthesized Up Converter is capable of converting signals in the IF range of 50-180 MHz to C, X and Ku band microwave uplink carriers. The SFC1274G Tri-Band Synthesized Down Converter does the reverse.

    The Company also offers a full line of Loop Test Translators, including C-Band, Ku-Band, X-Band and Tri-Band models. These are self contained frequency converters which perform transmit to receive loopback testing of earth station equipment.

    The Company's sales of microwave products increased from $203,000 in the year ended June 30, 1996 to $451,000 for the six months ended December 31, 1996.

MANUFACTURING

    The Company's products are to a certain extent assembled and tested at its Phoenix, Arizona facilities using subsystems and circuit boards supplied by subcontractors. Although the Company believes that it maintains adequate stock to reduce the procurement lead time for certain components, the Company's products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. In light of previous financial difficulties, Radyne has experienced some inflexibility on the part of certain suppliers in regard to credit terms for delivered components. In the event that such suppliers were to be unable or unwilling to fulfill the Company's requirements, the Company could experience an interruption in production until an alternative source of supply was developed. The Company maintains an inventory of certain chips and components and subassemblies to limit the potential for such an interruption. The Company believes that there are a number of companies capable of providing replacements for the types of unique chips and customized components and subassemblies used in its products.

SALES AND MARKETING

    The Company sells its products through international representatives, distributors and systems integrators which are supported by the Company's sales and marketing personnel. In-house direct sales by the Company are targeted toward large accounts, new accounts and the establishment of distributors in new markets. The Company has recently established new distribution or representation arrangements in the Middle East, South America, Asia and the Pacific Rim.

    The Company has an informal marketing arrangement with Agilis Communication Technologies Pte Ltd, an affiliate of ST and the General Manager of which is a director of the Company. Under this arrangement, Agilis acts as Radyne's sales agent for several countries in Asia. During the first seven months of this arrangement, which was entered into prior to the Company's affiliation with ST, Agilis produced over $650,000 of orders for Radyne products.

    The Company's direct sales force is comprised of 5 individuals in the marketing department, supported by systems and applications engineers. Direct sales activities are focused on expanding the Company's international sales by identifying emerging markets and establishing new distributor accounts. Additionally, the Company directly targets certain major accounts which may provide entry into new markets or lead to subsequent distribution arrangements. Such major accounts tend to be telecommunications agencies and major corporations in new international markets. The Company has a customer service and support group, which primarily supports distributors and is responsible for after-sale support and installation supervision. In certain instances the Company uses third party companies for installation and maintenance.

    Significant customers for the periods ended as indicated were as follows:

                              DECEMBER 31,   JUNE 30,   JUNE 30,   DECEMBER 16,
                                  1996         1996       1995         1994
                              ------------   --------   --------   ------------

Bonn Elektronik............        1.6%         6.4%      22.0%          5.8%
Voice of America...........        -0-          -0-       15.3          12.2
ETS........................        6.3          8.1       14.2          16.4
Comsat.....................       15.6         12.7       11.7          14.0
Embratel...................       18.3          -0-        -0-           -0-

    No other customers represented more than 10% of the Company's sales.

    The Company's sales in its principal foreign markets for the six-month period ended December 31, 1996 and the year ended June 30, 1996 consisted of the following percentages of total sales:

                                  DECEMBER 31, 1996     JUNE 30, 1996
                                  -----------------     -------------

Asia.........................             31%                 24%
Latin America................             25                   6
Europe.......................              9                  20

    Export sales, as a percentage of total net sales, were about 45% for the ten and one-half month period ended December 16, 1994, approximately 46% in the six and one half month period ended June 30, 1995, about 50% in the fiscal year ended June 30, 1996, and approximately 66% for the six month period ended December 31, 1996. The Company believes that this figure may rise in subsequent periods. The Company considers its ability to continue to make sales in developing markets to be important to its growth potential. However, there can be no assurance that the Company will succeed in its efforts to cultivate such markets.

COMPETITION

    The Company has a number of major competitors in the satellite communications field. These include large companies, such as Hughes Network Systems, NEC, the EFData division of California Microwave and Spar Aerospace, which have significantly larger and more diversified operations and greater financial, marketing, human and other resources than Radyne. The Company estimates that the major competitors in the main markets in which it operates have the following market shares as compared to the Company's share:

                                                          VSAT     GOV'T DATA
COMPETITOR                 INTELSAT    DIGITAL VIDEO    NETWORKS    EQUIPMENT
----------------------     --------    -------------    --------   ----------

EFData.................       35%            5%           25%           35%
Comstream/Spar.........       10            30            20              0
Hughes Network.........       10             0             0              0
NEC....................       10            10             0              0
SSE/Fairchild..........       10             0            15              0
Comquest...............        0             0             0             20
Radyne.................        5            25            15              1

    The Company does not believe that any other single competitor has a greater than 10% market share for any of these product classes. However, the foregoing market share figures represent estimates based on the limited information available to the Company, and there can be no assurance of precision.

    The Company believes that it has been able to compete by concentrating its sales efforts in the international market, utilizing the resources of local distributors, and by emphasizing product features. However, most of the Company's competitors offer products which have one or more features or functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the relatively lower overall cost of its products, as compared to the costs generally offered by the Company's major competitors, have contributed to Radyne's ability to compete successfully. However, the Company's major competitors have the resources available to develop products with features and functions competitive with or superior to those offered by the Company. There can be no assurance that such competitors will not successfully develop such products or that the Company will be able to maintain a lower cost advantage for its products. Moreover, there can be no assurance that the Company will not experience increased competition in the future from these or other competitors currently unknown.

EMPLOYEES

    As of March 12, 1997, the Company had 60 full time employees, including two executive officers, 43 in engineering, manufacturing and marketing operations, and 5 in administration. None of the Company's employees are represented by a union or governed by a collective bargaining agreement, and the Company believes that its relations with its employees are satisfactory.

TECHNOLOGY

    The Company believes that improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Because patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change and because patent applications require public disclosure of information which may otherwise be subject to trade secret protection, Radyne has not obtained, and has no present intention to obtain, patents on existing products. However, there can be no assurance that the Company's technology will not be found to infringe upon the intellectual property of others. If the Company's technology should be found to impermissibly utilize the intellectual property of others, the Company's ability to utilize the technology could be materially restricted or prohibited. In such event, the Company might be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. No assurance can be given that any licenses required could be obtained on terms acceptable to the Company or at all. In addition, in such event, the Company could incur substantial costs in defending itself against infringement claims made by third parties or in enforcing its own intellectual property rights.

ITEM 2. PROPERTIES

    The Company's sole office and production facility consists of a 16,337 square foot facility in Phoenix, Arizona. This facility is leased at an annual cost of approximately $88,000. The lease expires on March 30, 1998, subject to a two-year renewal option. The Company believes this facility is adequate for its present needs and that alternative space should be available as required.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the three months ended December 31, 1996. At a "Special Meeting of Shareholders" held on January 8, 1997, the Company's shareholders voted: i) For an amendment to the Company's Certificate of Incorporation to eliminate the preemptive rights accorded shareholders under Section 622 of the New York Business Corporation Law with respect to the purchase of securities of the Company, ii) For a 1-for-5 reverse split of the Company's currently outstanding common stock, iii) For all of the nominated members of the Board of Directors (See "DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES"), and iv) For the ratification of the selection of DELOITTE AND TOUCHE, LLP as the independant auditors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market under the OTC Bulletin Board symbol "RADN" (prior to the Reverse Split, the symbol was "RDYN"). However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low trading prices as reported by the National Quotation Bureau, Inc. for the periods indicated. It should be noted that these quotations relate almost entirely to periods prior to the Reverse Split. All pre-split quotations have accordingly been multiplied by 5. At December 9, 1996, the Company had approximately 550 shareholders of record. The Company believes that the number of beneficial owners is actually in excess of 1,600, due to the fact that a large number of shares are held in street name.

                                                                  HIGH    LOW
                                                                 ------  ------

1995:
   First Quarter (December 16, 1994* through March 31, 1995)....  8 1/8     5/8
   Second Quarter...............................................  6 7/8   3 1/8
   Third Quarter................................................  8 1/8   3 1/8
   Fourth Quarter...............................................  7 1/2   3 3/4
1996:
   First Quarter................................................  5 5/8   2 1/2
   Second Quarter...............................................  6 7/8   3 3/4
   Third Quarter................................................  9 7/32  4 1/16
   Fourth Quarter............................................... 10       5

* The first day of trading of the Common Stock following Radyne's emergence from bankruptcy.

    The number of record holders of the Company's Common Stock as of March 31, 1997 was 464. The Company believes that a substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

    The Company has not paid dividends on the Common Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected statement of operations data for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994, and the selected balance sheet data at those dates, are derived from the Financial Statements of the Company and notes thereto audited by Deloitte & Touche LLP, independent certified public accountants for the Company, which appear elsewhere in this Report. The selected statement of operations data for the years ended January 31, 1994 and January 31, 1993 and the selected balance sheet data at January 31, 1994 and January 31, 1993, are derived from the unaudited financial statements of the Company. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Per share data and shares outstanding reflect an adustment for the effects of the 1-for-5 reverse split of the Company's common stock, which became effective on January 9, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this 10-K Annual Report.

STATEMENT OF OPERATIONS DATA

                                                                                      PREDECESSOR(1)
                                                          ----------------------------------------------------------------------
                           SIX MONTHS                        SIX AND        TEN AND ONE-HALF
                              ENDED         YEAR ENDED       ONE-HALF         MONTHS ENDED         YEAR ENDED       YEAR ENDED
                          DECEMBER 31,       JUNE 30,      MONTHS ENDED       DECEMBER 16,         JANUARY 31       JANUARY 31
                            1996(2)            1996       JUNE 30, 1995           1994                1994             1993
                          ------------      ----------    -------------     -----------------      ----------       -------------

Net sales..............   $ 4,905,059       $3,829,523      $1,861,262          $2,569,396         $4,966,617         $7,016,427
Cost of sales..........     4,052,433        2,559,350       1,228,747           2,229,329          5,620,108          4,128,567
Gross profit (loss)....       852,626        1,270,173         632,515             340,067           (653,491)         2,887,860
Selling, general,
  and administrative
  expense..............     1,437,971        1,843,576         961,162           1,658,388          3,363,893          1,403,438
Asset impairment
  charge(3)............       421,000
Research and
  development..........       808,025        1,794,823                                                785,679            619,758
Operating income
  (loss)...............    (1,814,370)      (2,368,226)       (328,647)         (1,918,519)        (4,803,063)           864,664
Interest expense.......       255,604          256,871          36,209             118,235            634,061            106,546
Professional fees
  related to
  reorganization.......                                                            600,198
Income (loss) before
  fresh start
  adjustments and
  extraordinary
  items................   $(2,069,974)     $(2,625,097)      $(364,856)        $(2,036,754)       $(5,437,124)           758,118
Fresh start
  adjustments..........                                                          1,598,841
Income (loss) before
  extraordinary items
  and taxes on income..   $(2,069,974)     $(2,625,097)      $(364,856)     $  (437,913)       $(5,437,124)              758,118
Extraordinary
  items(4).............                                                          2,699,156
Income (loss)
  before taxes.........   $(2,069,974)     $(2,625,097)      $(364,856)     $ 2,261,243        $(5,437,124)           758,118
Taxes on income........                                                                                                46,291
Net income (loss)......   $(2,069,974)     $(2,625,097)      $(364,856)     $ 2,261,243        $(5,437,124)           711,827
Net loss per share
  before extraordinary
  items................   $      (.55)     $      (.70)      $     (.10)     $   (1.33)            (21.30)             3.40
Net income (loss)
  per share............   $       (.55)    $      (.70)      $     (.10)     $     6.87        $    (21.30)         $   3.40
Weighted average number
  of outstanding
  shares.........            3,750,699       3,742,227        3,729,721         329,020             255,169           208,306

BALANCE SHEET DATA

                                                                                              PREDECESSOR
                                                                                  ------------------------------------

                                           AT 12/31/96  AT 6/30/96   AT 6/30/95   AT 12/16/94  AT 1/31/94   AT 1/31/93
                                           -----------  -----------  -----------  -----------  -----------  ----------

Cash and cash equivalents................  $   186,488  $       971  $     2,109   $ 256,398   $    84,467  $   35,936
Working capital (deficit)................   (5,851,527)  (4,082,987)  (1,343,018)   (977,678)   (2,284,575)    794,530
Total assets.............................    6,572,917    3,272,686    3,452,999   3,084,394     1,354,933   3,127,276
Long-term liabilities....................      161,968      130,414      168,304     192,603       188,123     248,269
Total liabilities........................   11,019,543    5,669,338    3,264,554   2,531,093     3,612,875   2,202,969
Stockholder equity (deficit).............   (4,446,626)  (2,396,652)     188,445     553,301    (2,257,942)    924,307

(1) The Company petitioned for bankruptcy protection in April 1994 and operated as a debtor-in-possession until December 16, 1994.

(2) The Company has changed its fiscal year to the calendar year.

(3) Consists of the writedown of designs and drawings in light of the introduction of replacement products.

(4) Consists of $1,062,667 gain on exchange of debt for common stock and $1,636,489 gain on debt forgiveness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    In reviewing the following material, the reader should take note of the fact that the respective periods being compared are of various durations. This is due to several changes in the Company's fiscal year. Prior to bankruptcy, the predecessor company's fiscal year was from February 1 to January 31. Upon emergence from bankruptcy on December 16, 1994, the predecessor company's fiscal year ended on that date, thus creating a ten and one-half month fiscal period from February 1 through December 16, 1994. The adoption of the fiscal year of the Company's new parent (ETS) at that time created a fiscal period from December 17, 1994 through June 30, 1995, followed by a full year ended June 30, 1996. Upon becoming a subsidiary of ST in August of 1996, the Company adopted ST's fiscal year (the calendar year), creating a stub fiscal period from July 1 through December 31, 1996.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996.

    The Company's net sales increased 28% to $4,905,000 during the six month period ended December 31, 1996 from $3,830,000 during the twelve months ended June 30, 1996. This increase is primarily attributable to the introduction of the Company's new product lines which have experienced exceptional market acceptance. Volume in terms of units sold has increased with sales of products introduced since July 1, 1995 increasing from $434,000 for the period ended June 30, 1996 to $3,477,000 for the period ended December 31, 1996.

    The Company's cost of sales as a percentage of net sales increased to 83% during the six months ended December 31, 1996 from 67% for the fiscal year ended June 30, 1996. Adjustments to inventory of approximately $475,000 (10% of sales) for obsolescence, of which $350,000 was related to the introduction of new products (which essentially rendered one entire older product line obsolete), and $340,000 (7% of sales) for start-up costs related to the introduction of new products are included in the cost of sales. These products include a new generation modem sub-system which makes use of the Company's proprietary technology from older products while adding features and reducing future manufacturing costs. Also, the Company has introduced and shipped the new "Digital Video Broadcast" modem which has experienced exceptional acceptance in the marketplace. Also contributing to the increase in cost of sales as a percentage of sales were freight charges related to international sales (2% of sales) and higher than anticipated warranty expense on some of the Company's older products (1% of sales).

    The Company is obligated to pay royalties to Merit Microwave, Inc. ("Merit") on sales of certain translator products developed by Merit. The royalty rate ranges from five to ten percent of the selling price. During the period ended December 31, 1996, the Company paid $2,200 for royalty expenses, which were included in direct cost of goods sold.

    Selling, general and administrative costs decreased to $1,438,000 or 29% of sales during the six months ended December 31, 1996 from $1,844,000 or 48% of sales for the fiscal year ended June 30, 1996. The decrease in expenses was primarily attributable to the decreased time frame of the current period over the prior period and partially offset by increased costs related to the higher level of business that the Company experienced during the current period.

    The Company recorded an "asset impairment charge" of $421,000 during the period to reflect a valuation adjustment to Designs and Drawings which were partially impaired due to the introduction of new product lines. The valuation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position ("SOP") 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE, and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products (Note 3 to the Financial Statements). Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of four to seven years. The remaining asset carries a net book value of $702,000 and will be amortized using the straight-line method over the remaining estimated useful life of two to five years.

    Research and development expenditures decreased to $808,000 (16% of sales) during the six months ended December 31, 1996 from $1,795,000 (47% of sales) for the twelve months ended June 30, 1996. The decrease in expenses was primarily attributable to the decreased time frame of the current period relative to the prior period. Additionally, the Company had embarked on a major development program during the fiscal year ended June 30, 1996, in order to regain a competitive posture after two fiscal periods during which the Company had made no development effort.

    Interest expense net of interest income decreased to $256,000 (5% of sales) during the six months ended December 31, 1996 from $257,000 (7% of sales) for the fiscal year ended June 30, 1996. The small decrease in expense was primarily attributable to the decreased time frame of the current period as compared to the prior period, offset by additional interest from the Company's increased debt level.

    For the period ended December 31, 1996, the Company did not provide for income taxes, due to the net loss. The Company also did not provide for income taxes for the twelve month period ended June 30, 1996, due to net operating losses.

    For the six month period ended December 31, 1996, the Company had a net loss of ($2,070,000) as compared with a net loss of ($2,625,000) in the twelve month period ended June 30, 1996. The decrease was primarily attributable to the decreased time frame of the current period relative to the prior period as partially offset by the increase in cost of sales as a percentage of sales and the expenses of increased business activity, as discussed above.

    "New Orders Booked" (firm, fixed orders from customers) for the six months ended December 31, 1996 were $5,939,000 as compared to $4,184,000 for the year ended June 30, 1996. The Company's "Backlog" of orders to be shipped (orders from the prior period which had not yet been shipped plus New Orders Booked less orders shipped during the period) was $2,473,000 as of December 31, 1996, an increase of 72% over the $1,439,000 in Backlog as of June 30, 1996. The Company's Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.

SIX MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1995

    The following table sets forth, for the periods indicated, certain financial items used in the discussion below:

                                                      SIX MONTHS ENDED      SIX MONTHS ENDED
                                                     DECEMBER 31, 1996     DECEMBER 31, 1995
                                                    --------------------  --------------------

Net Sales.........................................      $  4,905,059          $  2,397,235
Cost of Sales.....................................         4,052,433             1,475,284
Selling G&A.......................................         1,437,971               846,113
R&D...............................................           808,025               588,451
Net Interest Expense..............................           255,604                71,274
Net Loss..........................................        (2,069,974)             (583,887)

    The Company's net sales increased 105% to $4,905,000 during the six month period ended December 31, 1996 from $2,397,000 during the six month period ended December 31, 1995. This increase is primarily attributable to the introduction of the Company's new product lines. Volume in terms of units sold has increased with sales of products introduced since July 1, 1995 increasing from $183,000 for the period ended December 31, 1995 to $3,477,000 for the period ended December 31, 1996.

    The Company's cost of sales as a percentage of net sales increased to 83% during the six months ended December 31, 1996 from 62% for the six months ended December 31, 1995. Adjustments to inventory of approximately $475,000 (10% of sales) for obsolescence, of which $350,000 was related to the introduction of new products (which essentially rendered one entire older product line obsolete), and $340,000 (7% of sales) for start-up costs related to the introduction of new products are included in the cost of sales for the current period as described above. Also contributing to the increase in cost of sales as a percentage of sales were freight charges related to international sales (2% of sales) and higher than anticipated warranty expenses on some of the Company's older products (1% of sales).

    Selling, general and administrative costs increased to $1,438,000 or 29% of sales during the six months ended December 31, 1996 from $846,000 or 35% of sales for the six months ended December 31, 1995. The increase in expenses was primarily attributable to the higher level of business that the Company experienced during the current period.

    The Company recorded an "asset impairment charge" of $421,000 during the period, as described above.

    Research and development expenditures increased to $808,000 (16% of sales) during the six months ended December 31, 1996 from $588,000 (25% of sales) for the six months ended December 31, 1995, as the Company's development program, which commenced in the earlier period, continued at an even stronger pace.

    Interest expense net of interest income increased to $256,000 (5% of sales) during the six months ended December 31, 1996 from $71,000 (3% of sales) for the six months ended December 31, 1995. The increase was due to the Company's increased debt level.

    For the period ended December 31, 1996, the Company did not provide for income taxes, due to the net loss. The Company also did not provide for income taxes for the six month period ended December 31, 1995, due to net operating losses.

    For the six month period ended December 31, 1996, the Company had a net loss of ($2,070,000) as compared with a net loss of ($584,000) in the six month period ended December 31, 1995. The increase was primarily attributable to the increase in cost of sales as a percentage of sales and the expenses of increased business activity, as discussed above.

    New Orders Booked for the six months ended December 31, 1996 were $5,939,000 as compared to $1,525,000 for the six months ended December 31, 1995. The Company's Backlog of orders to be shipped was $2,473,000 as of December 31, 1996, a more than sixfold increase over the $213,000 in Backlog as of December 31, 1995.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO SIX AND ONE-HALF MONTH PERIOD ENDED JUNE 30, 1995

    The Company's net sales increased 206% to $3,830,000 during the period ended June 30, 1996 from $1,861,000 during the six and one-half months ended June 30, 1995 primarily due to the increased time frame of the period being reported upon herein over the prior period.

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

    Research and development expenditures increased to $1,795,000 during the fiscal year ended June 30, 1996 from $-0- for the six and one-half months ended June 30, 1995. The Company embarked on a major development program during the fiscal year ended June 30, 1996, in order to regain a competitive posture after two fiscal periods during which the Company had made no development effort.

    Interest expense net of interest income increased to $257,000 (7% of sales) during the fiscal year ended June 30, 1996 from $36,000 (2% of sales) for the six and one-half months ended June 30, 1995, due primarily to increased borrowings.

    For the period ended June 30, 1996, the Company did not provide for income taxes, due to the net loss. The Company also did not provide for income taxes for the six and one-half month period ended June 30, 1995, due to net operating losses.

    For the twelve month period ended June 30, 1996, the Company had a net loss of ($2,625,000) as compared with a net loss of ($365,000) in the period ended June 30, 1995. The increase was primarily attributable to the increased level of research and development expenditures and interest expense along with the increased time frame of the period being reported upon over the prior period.

SIX AND ONE-HALF MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO TEN AND ONE-HALF MONTH PERIOD ENDED DECEMBER 16, 1994 (PREDECESSOR COMPANY)

    In March, 1995, the Company's Board of Directors resolved to end the predecessor company's fiscal year that began February 1, 1994 on December 16, 1994, the date on which the Company's Second Amended Plan of Reorganization was confirmed by the Bankruptcy Court. In addition, the Board of Directors resolved to end the Company's fiscal year on June 30 for all ensuing periods.

      The Company's net sales decreased 28% to $1,861,000 during the six and one-half month period ended June 30, 1995 from $2,569,000 during the period ended December 16, 1994. The decrease in sales was partially attributable to the filing of bankruptcy in April 1994 and the lack of credit from vendors to supply product to the Company. Additionally, there were customer delays in placing orders in anticipation of the Company's next generation of satellite modems, which were expected to be introduced in the first quarter of 1994, but because of the bankruptcy filing, were introduced in the first quarter of 1995.

    The Company's cost of sales as a percentage of net sales decreased to 66% during the six and one-half month period ended June 30, 1995 from 87% during the ten and one-half month period ended December 16, 1994. The concomitant increase in gross margin resulted, in part, from the Company's emergence from bankruptcy.

    Selling, general and administrative costs decreased to $961,000 during the six and one-half month period ended June 30, 1995 from $1,658,000 during the ten and one-half month period ended December 16, 1994. The reduction was mainly attributable to the difference in time of the periods being compared.

    Research and development expenditures were $-0- during the six and one-half month period ended June 30, 1995, and $-0- during the ten and one-half month period ended December 16, 1994.

    Interest expense net of interest income decreased to $36,000 during the six and one-half month period ended June 30, 1995 from $118,000 during the ten and one-half month period ended December 16, 1994.

    For the ten and one-half month period ended December 16, 1994, the predecessor company incurred $600,000 in professional fees related to its reorganization, had a fresh start adjustment of $1,599,000, had a gain of $1,063,000 on the exchange of debt for common stock and had a gain of $1,636,000 on debt forgiveness.

    For the six and one-half month period ended June 30, 1995, the Company did not provide for income taxes, due to the net losses for the year. The predecessor company also did not provide for income taxes for the prior period ended December 16, 1994, due to net operating loss carry forwards from prior years.

    For the six and one-half month period ended June 30, 1995, the Company had a net loss before extraordinary items of ($365,000) as compared with a net loss of ($438,000) in the period ended December 16, 1994. This improvement was due in part to the reduction in work force and the reduction of debt associated with the bankruptcy proceeding.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital deficit was ($5,852,000) at December 31, 1996; an increase of $1,769,000 from ($4,083,000) at June 30, 1996 and $4,015,000 from
($1,837,000) at December 31, 1995. The increase in the deficit from June 30, 1996 was due primarily to $1,994,000 of new bank borrowings, a net increase in borrowings from affiliates of $2,005,000 and an approximately $1,298,000 increase in accounts payable and accrued liabilities, partially offset by increases of approximately $186,000 in cash and cash equivalents, $2,450,000 in accounts receivable and $841,000 in inventories. The increase in the deficit from December 31, 1995 was due primarily to $1,994,000 of new bank borrowings, a net increase in borrowings from affiliates of $3,582,000 and an approximately $1,411,000 increase in accounts payable and accrued liabilities, partially offset by increases of approximately $140,000 in cash and cash equivalents, $2,002,000 in accounts receivable and $926,000 in inventories.

    Net cash used in operating activities was $3,546,000 for the six months ended December 31, 1996, as compared to $2,581,000 used in the year ended June 30, 1996 and $1,120,904 used in the six months ended December 31, 1995. The principal causes for the difference were the net loss for the period of $2,070,000 and increases in inventories, prepaid expenses and accounts receivable, partially offset by increases in accounts payable and accrued liabilities. Management considers these differences to be consistent with the introduction of new products and the increase in New Orders Booked and Backlog as discussed above.

    Cash used in investing activities, consisting of additions to equipment, amounted to $255,000 for the period ended December 31, 1996, or approximately $134,000 less than the amount expended during the period ended June 30, 1996 for this purpose and $243,000 more than the amount so expended during the six month period ended December 31, 1995. The Company has no material commitments to make capital expenditures in 1997 or thereafter.

    The Company derived net cash from financing activities of $3,986,000, $2,969,000 and $1,295,000, respectively, during the six month period ended December 31, 1996, the one year period ended June 30, 1996 and the six month period ended December 31, 1995, with the difference resulting from greater net borrowings during the current period.

    As a result of the foregoing, the Company increased its cash balance by $186,000 for the six months ended December 31, 1996, decreased its cash balance by $1,000 for the year ended June 30, 1996 and increased its cash balance by $44,000 for the six months ended December 31, 1995.

    A bank line of credit, in the amount of $2,000,000, was established for the Company with Bank of America NT&SA, Asian Banking Unit, by Stetsys US, Inc., the new beneficial owner of 90.67% of the Company's outstanding stock. As of December 31, 1996, the Company had drawn down $1,994,000 of the available funds in the form of demand loans which were originally guaranteed by an affiliate of Stetsys US, Inc. (Note 8 to the Financial Statements). Subsequent to the end of the current period, this facility was expanded to $5,000,000, a nonbinding letter of awareness from that affiliate replaced the guarantee, and the amount drawn down was increased to $3,000,000 as of March 24, 1997. The interest rates on these loans range from 6.2125% to 7.25% per annum. The Company also has a $5,500,000 credit facility with Citibank NA with respect to which the same affiliate of ST has also issued a nonbinding letter of awareness. Subsequent to the end of the current period, the Company borrowed $400,000, due July 22, 1997 with interest at 6.875%, $2,600,000, due September 30, 1997 with interest at 6.625% per annum, $400,000, due September 30, 1997 with interest at 6.75% per annum and $400,000, due October 6, 1997, with interest at 6.96875%, under the Citibank facility.

    The Company borrowed $4,500,000 (plus $141,000 in accrued interest) from Singapore Technologies Electronics Pte Ltd, a related company, the proceeds from which were used to pay down the loan payable to ETS. An additional $504,000 of the Company's cash was used to pay the balance of the ETS loan. This $4,500,000 loan was repaid on February 10, 1997 with the proceeds of the above described $2,600,000 Citibank loan and the proceeds of a $2,000,000 loan from ST, due April 30, 1997 with interest at 6.625% per annum.

    In order to meet its capital needs in the period reported on herein, the Company obtained additional financing from ST. At December 31, 1996, the Company had borrowed $2,127,000 (including accrued interest) from ST. The interest on these short-term loans was paid at maturity and the $2,100,000 in principal amount was rolled over until April 30, 1997 with interest at 6.625% per annum. The interest rate on all of the ST loans may be increased by 1% to 7.625% per annum for any period following a default in payment.

    The purpose of all of the above described loans has been to finance or refinance the capital needs associated with the Company's recent rapid sales and Backlog growth and the cost of research and development. To date, the Company's capital resources (as supplemented by loans from ST and its affiliates) have been sufficient to fund its operations and increased level of business. The Company believes that the net proceeds from the Rights Offering, along with its bank credit lines and cash from operations, should be sufficient to fund its future operations and capital requirements for continued growth through the end of 1998.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a material impact on revenues or expenses during the last four fiscal periods reported on herein.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. As a result of SFAS No. 121, the Company recorded an "Asset Impairment Charge" of $421,000 during the period to reflect a valuation adjustment to Designs and Drawings which were partially impaired due to the introduction of new product lines. The valuation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA statement of Position ("SOP") 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE, and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products (Note 3 to the Financial Statements). Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of four to seven years. The remaining asset carries a net book value of $702,000 and will be amortized using the straight-line method over the remaining estimated useful life of two to five years.

    In October 1995, the FASB issued statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which encourages, but does not require, a fair value based method of accounting for employee stock options. As permitted under the new standard, the Company will continue to account for employee stock options under APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The pro forma disclosures required by this standard have been adopted as of July 1, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financials statements as of December 31, 1996 and June 30, 1996 and June 30, 1995 and December 16, 1994 are included in this report as listed in the Index to Financial Statements in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None reportable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The directors and executive officers of the Company, their positions held with the Company, and their ages are as follows:

NAME                                      AGE             POSITION
----------------------------------     -----  -------------------------------
Lim Ming Seong....................       49   Director, Chairman of the Board
Chan Wee Piak.....................       41   Director
Lee Yip Loi.......................       53   Director
Robert A. Grimes..................       44   Director
Robert C. Fitting.................       61   Director and President
Steven W. Eymann..................       44   Vice President

    Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next meeting and until his successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

    The following is a brief summary of the background of each director, executive officer and certain key employees of the Company:

DIRECTORS AND EXECUTIVE OFFICERS:

    LIM MING SEONG has a been a Director and Chairman of the Board of the Company since August 13, 1996 and is chairman of its Compensation Committee. He is the Chairman of ST and of Vertex Management, Inc., a member of the ST group, and he has been Group Director of Singapore Technologies Pte Ltd, an indirect parent of ST since February of 1995. From March 1992 until February 1995, he was Executive Director of Singapore Technologies Ventures Pte Ltd and from February 1990 to March 1992, he was Group President of Singapore Technologies Holdings Pte Ltd. Prior to that time he held various corporate and government positions, including Deputy Secretary in the Singapore Ministry of Defense from 1979 to 1986.

    LEE YIP LOI has been a Director of the Company since August 13, 1996 and is chairman of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Lee is also a director of ST. He has been Regional Director (America) of Singapore Technologies Pte Ltd since March 1994. Prior to that time he held a number of managerial positions with such corporations as Morgan Guaranty Trust and Singapore Technologies Pte Ltd and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs.

    CHAN WEE PIAK has been a Director since August 13, 1996 and is a member of the Compensation Committee of the Board. He is a director of ST and has been General Manager of Agilis Communication Technologies Pte Ltd, also a member of the Singapore Technologies group, since January 1992. From November 1989 to February 1992, he was General Manager of Chartered Microwave Pte Ltd. Prior to that time, he held various managerial positions in the Singapore Ministry of Defense and with Singapore Electronic and Engineering.

    ROBERT A. GRIMES, who is a member of the Audit and Compensation Committees of the Board, has served as a member of the Board of Directors since December, 1994. For the past seven years Mr. Grimes has also served as the President and a member of the Board of Engineering and Technical Services, Inc. He is also the President of ST.

    ROBERT C. FITTING has been President of the Company since February, 1995, became a Director of the Company in March, 1995 and is a member of the Audit Committee of the Board. Mr. Fitting has a Master of Electrical Engineering degree from New York University and a Bachelors with distinction from Penn State University. His professional career began at Bell Laboratories in 1962 where he spent six years developing innovative communication technologies. Mr. Fitting then joined the Motorola Government Electronics Division where he was an engineering manager. He published more than a dozen technical papers and was awarded a number of patents. He left Motorola in 1978 to build a new company under an agreement with Comtech Telecommunications. The new company was named Comtech Data Corporation, currently known as Fairchild Data Corporation. Mr. Fitting was the General Manager and President of Comtech Data Corporation from 1978 to 1984. He left Comtech to start a new company called EFData Corporation. As co-founder, CEO and President of EFData Corporation, Mr. Fitting built the company into a worldwide market leader in satellite communications equipment. While at EFData, Mr. Fitting won the "Arizona Entrepreneur of the Year" award in 1993 in the manufacturing/high technology category.

    STEVEN EYMANN has been Executive Vice President of the Company since February, 1995. Mr. Eymann graduated with honors and a Bachelor of Science in Electrical Engineering from the University of Nebraska. His professional career began at the Motorola Government Electronics Division where he was a design engineer, task leader and finally a project leader for the DSU-23/29B fuse development program. As project leader, he was responsible for project management, budgets, schedules, design and testing of the fuse. He designed the computer-controlled automatic test set for factory testing based on an HP 9825 computer. The DSU-23/29B is an L-Band PN radar for accurate, low-cost altitude direction. In June of 1981, Mr. Eymann joined Comtech Data Corporation where he was Director of Product Development. He was responsible for budget, schedule and technical aspects of all new product development within Comtech. Prior to becoming the Director of Product Development, he served as a senior engineer with program and technical design responsibility. He left Comtech in 1984 to begin a new company called EFData Corporation. As co-founder and Vice President of EFData, Mr. Eymann was responsible for new product development and engineering management in the design and manufacture of high technology, military and commercial communications equipment.

CERTAIN KEY EMPLOYEES:

    GARRY KLINE, Secretary, Controller and Acting CFO, joined the Company in September of 1995. From 1987 through 1995, Mr. Kline served as CFO and Controller of EFData Corporation. Prior to 1987, Mr. Kline served in various positions, including Vice President of Finance for Megatronics Inc., a publicly held printed circuit board manufacturer, Vice President of Operations for Vernal Lodging Associates, a hospitality management company, and General Partner of Tax and Accounting Computer Service, an accounting firm.

    PETER WEISSKOPF has been the President of the Microwave Products Division at Radyne since June, 1995. At Radyne, he is responsible for the operation of the microwave products division. His duties include marketing, design and manufacture of existing and new microwave products as well as the administration of the division. Mr. Weisskopf has a Bachelor of Science in Computer and Electrical Engineering from George Mason University. He has worked as an engineer for several companies during his professional career, including Magnavox Data Systems, M/A-COM Linkabit and M/A-COM Active Assemblies Division. From 1990 to 1992, Mr. Weisskopf was an engineer at EFData Corporation, where he designed synthesized frequency converters for use in satellite communications. In 1992, Mr. Weisskopf founded Merit Microwave, Inc. As founder and President of this start-up firm, Mr. Weisskopf designed and marketed various microwave components and systems, including a complete line of satellite loopback test translators.

    ROBERT NOBIS has been the Director of Sales for the Company since April 1995. Mr. Nobis has a Master of Science degree in Electronics Engineering from North Dakota State University. Prior to joining the Company he spent most of his professional career working for Motorola, Inc. beginning in 1971 as a communications project engineer. He joined the Motorola Integrated Circuits Division in 1973 where he was a microcomputer systems engineer and was a member of the original development team for the MC6806 MPU family. From 1976 through 1989, Mr. Nobis held several international marketing positions for Motorola including Strategic Marketing Manager for Asia-Pacific Director of Market Development in Tokyo, Japan, Strategic Marketing Manager, Technology Marketing Manager and Technology Sales Manager in Phoenix, Arizona. In 1989, Mr. Nobis formed and organized Data Integrity Services International to provide international marketing consulting services to small businesses in Arizona. In 1991, he joined Fairchild Data Corporation, as Regional Marketing Director for Asia-Pacific. At Fairchild, he was responsible for the marketing and sales of satellite communications products in the Asia-Pacific Region.

    ALAN POTTER has been the Vice President of Marketing for the Company since December 1995. His duties at Radyne include market research, neoteric product concepts, new corporate alliances and distribution systems in Europe and the Middle East. He joined Radyne after ten years with EFData as Sales Manager. Mr. Potter graduated from the University of Houston with honors, holding a Bachelor of Arts in Communications. After post graduate studies at the University of Massachusetts, Amherst, he began his professional career as an Associate Professor of Communications at the University of Texas at Houston. While there, in 1973, he developed and operated the first practical bi-directional coaxial cable network to simultaneously carry voice, data and video communications. He then designed, developed and managed a series of broadband cable television and data networks for Columbia Cable Television, Michelson Media and Cox Cable Communications. Mr. Potter joined Comtech Data in 1984 and, two years later, he followed Messrs. Fitting and Eymann to initiate the Sales and Marketing Department at EFData. He is currently an MBA candidate at the University of Phoenix.

    DAVE KOBLINSKI has been the Vice President of Operations for the Company since March, 1995. Mr. Koblinski has a Bachelor of Science in Business Administration from Arizona State University. He also holds a degree in Electronics Technology from Mesa Community College. His professional career began in 1982 at Comtech Data Corporation where he held the position of Customer Service Representative. He was responsible for repairs, field and telephone support of satellite data modems. From 1985 to 1995, Mr. Koblinski was the Senior Product Manager for EFData Corporation. His general responsibilities at EFData included relating customer requests and concerns to the factory. His direct responsibilities included the customer service, technical publication and order entry departments.

    Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant during the period from July 1, 1996 to December 31, 1996, none of the officers or directors of the registrant or the beneficial owners of its equity securities failed to file reports on Forms 3, 4 or 5 required to be filed during such period or prior thereto, except that Form 3 Reports were filed late by Stetsys US, Inc., Temasek Holdings (Private) Limited, Lim Ming Seong, Chan Wee Piak, Lee Yip Loi and Garry D. Kline.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Lim, Chan, Lee and Grimes.
As the Committee was organized in January of 1997, the Company did not have a Compensation Committee during the year ended December 31, 1996. Mr. Fitting, President of the Company during the last fiscal year, participated in deliberations of the Company's Board of Directors concerning executive officer compensation. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the executive officers of the Company.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

    The Company's policy is to pay no compensation to directors for acting as such. Non-employee directors will receive the following ST Rights: Lee Yip Loi--10,000; Chan Wee Piak--10,000; and Robert A. Grimes--40,000.

    The following table sets forth the compensation for services in all capacities to the Company for the period from the commencement of his employment on March 1, 1995 through December 31, 1996 of the Company's President. No other executive officer or employee received total annual salary and bonus of more than $100,000.

                           SUMMARY COMPENSATION TABLE

                 NAME AND PRINCIPAL                       YEAR                                      ALL OTHER
                      POSITION                          ENDED(1)     SALARY     OPTIONS (#)      COMPENSATION(2)
-----------------------------------------------------  -----------  ---------  -------------  ---------------------
Robert C. Fitting....................................    12/31/96   $  40,000      279,085          $     435
President............................................    06/30/96   $  80,000
                                                         06/30/95     $29,231          0 0          $   738 0

------------------------

(1) Mr. Fitting's employment with the Company commenced on March 1, 1995, so the figures shown for the fiscal year ended June 30, 1995 reflect a four-month period. The Company's fiscal year has been changed to the calendar year, so the figures shown for the year ended December 31, 1996 reflect a period of six months.

(2) Matching 401(k) plan contributions.

STOCK OPTIONS

    The following table provides information with respect to stock option grants to Robert C. Fitting during the fiscal year ended December 31, 1996 under the Company's 1996 Incentive Stock Option Plan. These options were granted subject to, and were in no event exercisable prior to, shareholder approval of the Plan. The Plan was approved by the shareholders of the Company on January 8, 1997. The Company does not have a stock appreciation rights plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       PERCENT OF TOTAL
                                        OPTIONS GRANTED
                            OPTIONS       TO EMPLOYEES    EXERCISE   EXPIRATION     GRANT DATE
NAME                        GRANTED      IN FISCAL YEAR     PRICE       DATE      PRESENT VALUE
------------------------    -------    ----------------   --------   ----------   -------------
Robert C. Fitting.......    215,085(1)       22.3%         $  2.50    Nov 2006     $ 168,483(2)
                             64,000           6.6%         $  2.50    May 1997     $       0(3)

------------------------

(1) One-third of these options will become exercisable if the Company's earnings before interest and taxes, calculated without regard to any compensation under the Plan, for any period of four calendar quarters ("EBIT") exceeds $1,000,000. An additional one-third will become exercisable if EBIT exceeds $2,500,000. The final one-third will become exercisable if EBIT exceeds $6,000,000. A cash bonus of approximately $1.72 per purchased share will be payable at the time of exercise. If the Company sells additional shares of its Common Stock (other than pursuant to the Rights Offering or employee stock options), the grantee will be granted the option to maintain the fully diluted equity percentage represented by the then outstanding portion of this grant, at the price then offered. When these options become exercisable (or, if later, December 31, 1998), if ST and its affiliates continue to own more than 80% of the Company's Common Stock, the grantee will have the right to sell shares acquired on exercise back to the Company at an appraised value. If Mr. Fitting were to voluntarily leave the Company before the earlier of August 16, 2001 or EBIT having exceeded $6,000,000, he would forfeit 25% of these options.

(2) Based on the Black-Scholes option pricing model, assuming that one-third of the options will become exercisable for a five year period, no dividend yield, expected volatility of 132%, a risk-free interest rate of 6.035%, and a vesting period of two years.

(3) Based on the maximum exercisability period of 45 days.

AGGREGATE OPTION EXERCISES IN 1996 AND HOLDINGS AT YEAR END

    The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to Robert C. Fitting, the President of the Company.

                       AGGREGATE OPTIONS EXERCISED IN THE
               LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

                                                                                                    VALUE OF UNEXERCISED,
                                                                   NUMBER OF UNEXERCISED                 IN-THE-MONEY
                                                                      OPTIONS HELD AT                     OPTIONS AT
                           NUMBER OF                                 DECEMBER 31, 1996              DECEMBER 31, 1996(2)
                        SHARES ACQUIRED         VALUE          ----------------------------  ----------------------------
NAME                     ON EXERCISE         REALIZED($)(1)    EXERCISABLE    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
---------------------   ---------------      --------------    -----------    -------------  -----------    -------------
Robert C. Fitting....         0.00             $    0.00           0.00          279,085       $  0.00         $  0.00

------------------------

(1) Based on the fair market value of the Common Stock on the exercise date, less the per share exercise price.

(2) Based on the fair market value of the Common Stock of $2.50 per share, as determined by the Company's Board of Directors, less the per share exercise price.

EMPLOYMENT AGREEMENTS

    UNDER THE EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND MR. Fitting, he will serve as President of the Company until the earlier of June 30, 2000 or such time as the stock options described in the above table become fully exercisable. Pursuant to the agreement, the Company presently pays Mr. Fitting an annual salary of $80,000 and has granted him the 10-year stock options described in the above table. Mr. Fitting has also agreed that if he exercises any of the 10-year stock options, he will not engage in any business which competes with the Company until after the second anniversary of his termination of employment with the Company, except in the case of involuntary termination without cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of the date hereof, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and its President, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                    NUMBER
                                                       OF          PERCENTAGE
NAME AND ADDRESS                                    SHARES(1)       OF CLASS
----------------------------------------------      ---------      ----------
Stetsys US, Inc...............................      3,400,000         90.4%
  c/o Singapore Technologies Pte Ltd
  83 Science Park Drive
  #01-01/02 The Curie Singapore Science Park
   Singapore 118258
Stetsys Pte Ltd...............................       5,366,000(2)     93.7%
  c/o Singapore Technologies Pte Ltd
  83 Science Park Drive
  #01-01/02 The Curie Singapore Science Park
  Singapore 118258
Robert C. Fitting.............................          64,000(3)      1.7%
  5225 S. 37th Street
  Phoenix, Arizona 85040
Robert A. Grimes..............................          40,000(3)      1.1%
  5225 S. 37th Street
  Phoenix, Arizona 85040
Lee Yip Loi...................................          10,000(3)         *
  c/o Singapore Technologies Pte Ltd
  83 Science Park Drive
  #01-01/02 The Curie Singapore Science Park
  Singapore 118258
Chan Wee Piak.................................          10,000(3)         *
  c/o Singapore Technologies Pte Ltd
  83 Science Park Drive
  #01-01/02 The Curie Singapore Science Park
  Singapore 118258
Lim Ming Seong................................              --           --
  c/o Singapore Technologies Pte Ltd
  83 Science Park Drive
  #01-01/02 The Curie Singapore Science Park
  Singapore 118258
All directors and executive officers of the
  Company as a group (6 persons)..............         182,000(3)      4.6%

------------------------

*   Less than one percent.

(1) Adjusted for the Reverse Split.

(2) Includes 1,966,000 shares underlying stock purchase rights to be received pursuant to an offering authorized by the Board of Directors in November, 1996. The shares reported as owned by Stetsys Pte Ltd include the shares reported as beneficially owned by Stetsys US, Inc., of which Stetsys Pte Ltd is sole shareholder. No adjustment has been made for the possibility that as many as 280,000 of such stock purchase rights will not become exercisable or the effect of the exercise of stock purchase rights and options held by others. 100% of the stock of Stetsys US, Inc. and Stetsys Pte Ltd is ultimately owned by the Minister for Finance (Incorporated) of Singapore.

(3) Consists entirely of shares underlying stock purchase rights to be received pursuant to an offering authorized by the Board of Directors in November, 1996, and/or shares underlying options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1995, the Company acquired certain assets of Merit Microwave, Inc. ("Merit"), as well as the manufacturing rights to the Merit line of microwave products, which include translators and frequency converters. The purchase price was allocated to inventory, machinery and equipment, and designs and drawings, and was paid by the issuance of 30,000 shares of the Company's Common Stock (after adjustment by the Reverse Split), cash of $60,000, and the assumption of a trade payable of $20,000. Under the terms of the agreement, Peter Weisskopf, the principal shareholder and chief operating officer of Merit entered into a one-year agreement with the Company to serve as president of the newly created Radyne Microwave Products Division for annual compensation of $75,000. As long as he remains in this position, the Company is committed to pay royalties to Merit of 5-10% of sales of Merit products. Through December 31, 1996, the Company has paid approximately $4,600 in royalties pursuant to this arrangement.

    In July of 1995, the Company's manufacturing operations were transferred to ETS, then the beneficial owner of 90.67% of the Company's common stock, pending the Company's relocation to Phoenix.

At that time, $115,155 of machinery and equipment and $726,345 of inventory was exchanged for a reduction in the Company's indebtedness to ETS. During the quarter ended September 30, 1996, in recognition of the completion of the move to Phoenix and increase in staffing, the Board determined that the Company should resume direct manufacturing. To this end, the Company repurchased $22,100 of machinery and equipment from ETS during the quarter and purchased $348,000 of inventory from ETS, which ETS had acquired and/or processed primarily in the ordinary course of fulfilling purchase orders from the Company. However, as the Company's product line was undergoing constant improvement, the Company considered it necessary to treat $70,000 of such inventory as obsolete and another $20,000 thereof as slow-moving during this quarter. Ongoing product development rendered another $90,000 of this inventory obsolete during the subsequent quarter.

    Additional inventory of $457,000 and $2,461,500 was purchased from ETS during the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. Sales to ETS for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994 were $307,300, $311,600, $159,700 and $421,100, respectively.

    Prior to January 1, 1997, ETS provided management services to Radyne, for which ETS charged Radyne $60,000, $120,000 and $65,000 for the six month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995, respectively.

    One of the Company's Directors, Robert A. Grimes, is President and a Director of ETS. ETS is a wholly owned subsidiary of ST.

    The Company has an informal marketing arrangement with Agilis Communication Technologies Pte Ltd, an affiliate of ST. Agilis acts as a sales agent for Radyne products in a number of Asian countries. Sales generated as a result of this arrangement amounted to $375,000 and $118,900 for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. The General Manager of Agilis, Chan Wee Piak, is a Director of the Company.

    On August 12, 1996, Stetsys US, Inc. ("ST"), a member of the Singapore Technologies Pte Ltd ("STPL") group, acquired 100% of the outstanding common stock of ETS. (ST is a wholly owned Delaware subsidiary of Stetsys Pte Ltd, which is a wholly owned subsidiary of STPL. STPL is an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited, which is in turn wholly owned by the Minister for Finance (Incorporated) of Singapore). Messrs. Lim Ming Seong, Lee Yip Loi, Chan Wee Piak and Robert A. Grimes are all both Directors of the Company and officers of other corporations in the STPL group. On October 22, 1996, Radyne Florida was merged into ETS and the shares of the Company that had been owned by Radyne Florida were received by ETS and subsequently distributed by ETS to ST.

    On August 12, 1996, Singapore Technologies Electronics Pte Ltd ("STE"), another member of the STPL group, made an unsecured loan of $4,500,000 to the Company, the proceeds from which were used to pay down the loan payable to ETS. This loan, which bore interest at 8%, was repaid on February 10, 1997 from the proceeds of loans provided by Citibank NA and ST. Between November 8 and December 18, 1996, ST made loans to the Company in the aggregate principal amount of $2,100,000, with interest at 8% per annum and maturing in March, 1997. At or about maturity, the accrued interest on these loans was paid by the Company and the principal amounts were repaid with the proceeds of new loans maturing on April 30, 1997. As a result, there are the following outstanding loans by ST to the Company, totaling $4,100,000, which are planned to be repaid with proceeds of the Rights Offering:

LOAN DATE      PRINCIPAL       INTEREST RATE      MATURITY
------------  ------------  -------------------  -----------
02/10/97...   $  2,000,000           6.625%        04/30/97
03/02/97...   $    400,000           6.625%        04/30/97
03/31/97...   $  1,700,000           6.625%        04/30/97

    The purpose of these advances by STE and ST was to provide Radyne with working capital pending the arrangement of suitable commercial credit lines and completion of the Rights Offering. A $2,000,000 line of credit from Bank of America NT & SA, which had been guaranteed by STPL, has recently been expanded to $5,000,000 (of which $3,000,000 had been drawn down as of March 24, 1997); the guarantee has been replaced by a nonbinding letter of awareness from STPL. The Company also has a $5,500,000 line of credit from Citibank NA (of which $3,800,000 had been drawn down as of April 9, 1997) with respect to which STPL has issued a nonbinding letter of awareness.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a) The following is an index of financial statementsa of Radyne Corp., financial stetement schedules and exhibits included in Part IV, Item 14:

FINANCIAL STATEMENTS

Report of Independent Auditors...........................................   F-1
Balance Sheets as at December 31, 1996 and June 30,1996..................   F-2
Statements of Operations for the Six Month Period Ended December 31,
  1996, the Year Ended June 30, 1996, the Six and One-Half Month Period
  Ended June 30, 1995 and the Ten and One-Half Month Period Ended
  December 16,1994.......................................................   F-3
Statements of Stockholders' Capital Deficiency for the Six Month Period
  Ended December 31, 1996, the Year Ended June 30, 1996 and the Six and
  One-Half Month Period Ended June 30, 1995 and the Ten and One-Half
  Month Period Ended December 16, 1994...................................   F-4
Statements of Cash Flows for the Six Month Period Ended December 31, 1996,
  the Year Ended June 30, 1996 and the Six and One-Half Month Period Ended
  June 30, 1995 and the Ten and One-Half Month Period Ended
  December 16, 1994......................................................   F-5
Notes to Financial Statements............................................   F-6

FINANCIAL SCHEDULES

    None

 3.1*    Restated Certificate of Incorporation
 3.2*    Bylaws, as amended and restated
10.1**   1996 Incentive Stock Option Plan
10.2     Employment Agreement with Robert C. Fitting (Radyne Termsheet)
10.3     Agreement with Merit Microwave, Inc. and Peter A. Weisskopf

    (b) Registrant filed a current report on Form 8-K, dated December 27, 1996, regarding Item 1, Change in Control of Registrant.

* Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

** Incorporated by reference from Registrant's Registration Statement on Form
   S-8, dated and declared effective on March 12, 1997.

                       INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Radyne Corp.
Phoenix, Arizona

    We have audited the accompanying balance sheets of Radyne Corp. (the "Company" or "Radyne") as of December 31, 1996 and June 30, 1996, and the related statements of operations, stockholders' capital deficiency and cash flows for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Notes 1, 2 and 3 to the accompanying financial statements, on December 16, 1994, the United States Bankruptcy Court for the Eastern District of New York entered an order confirming the plan of reorganization which became effective at the close of business on December 16, 1994. Accordingly, the accompanying financial statements for the six and one-half month period ended June 30, 1995, are the initial financial statements of the post-bankruptcy Company, and have been prepared in conformity with AICPA Statement of Position 90-7, FINANCIAL REPORTING FOR ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and June 30, 1996, and the results of its operations and its cash flows for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994 (Predecessor Company) in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 7, 1997, except as to certain information in Note 7, the date of which is March 2, 1997.

                                  RADYNE CORP.
                                 BALANCE SHEETS

                                                                  DECEMBER 31,      JUNE 30,
                                                                      1996            1996
                                                                 ---------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents......................................   $     186,488   $        971
Accounts receivable--trade, net of allowance for doubtful
  accounts of $13,000..........................................       2,733,902        283,871
Inventories (Note 4)...........................................       1,991,360      1,150,669
Prepaid expenses...............................................          19,280         20,426
Deferred offering costs........................................          75,018
                                                                 ---------------  ------------
Total current assets...........................................       5,006,048      1,455,937
                                                                 ---------------  ------------
PROPERTY AND EQUIPMENT--Net (Notes 5 and9).....................         849,564        571,927
                                                                 ---------------  ------------
OTHER ASSETS:
Designs and drawings--net of accumulated amortization of
  $475,696 (December 31) and $361,529 (June 30)................         701,643      1,236,810
Deposits.......................................................          15,662          8,012
                                                                 ---------------  ------------
Total other assets.............................................         717,305      1,244,822
                                                                 ---------------  ------------
TOTAL..........................................................   $   6,572,917   $  3,272,686
                                                                 ---------------  ------------
                                                                 ---------------  ------------
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
CURRENT LIABILITIES:
Note payable under line of credit (Note 8).....................   $   1,993,820
Notes payable to affiliates (Note 7)...........................       6,600,000   $  4,594,696
Obligations under capital leases (Note 9)......................          53,042         26,820
Accounts payable--trade........................................         805,279        465,431
Accounts payable--affiliate....................................         436,362
Accrued expenses (Note 6)......................................         926,956        400,966
Taxes payable (Note 2).........................................          42,116         51,011
                                                                 ---------------  ------------
Total current liabilities......................................      10,857,575      5,538,924
OBLIGATIONS UNDER CAPITAL LEASES (Note 9)......................          81,016         34,304
TAXES PAYABLE (Note 2).........................................          80,952         96,110
                                                                 ---------------  ------------
Total liabilities..............................................      11,019,543      5,669,338
                                                                 ---------------  ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Notes 8, 9, 10 and 13)
STOCKHOLDERS' CAPITAL DEFICIENCY (Notes 2, 3 and 14):
  Common stock, $.002 par value-- authorized, 20,000,000 shares;
  issued and outstanding, 3,759,721 shares (December 31) and
  3,749,721 shares (June 30)...................................           7,519          7,499
  Additional paid-in capital...................................         605,782        585,802
Accumulated deficit............................................      (5,059,927)    (2,989,953)
                                                                 ---------------  ------------
Total stockholders' capital deficiency.........................      (4,446,626)    (2,396,652)
                                                                 ---------------  ------------
TOTAL..........................................................   $   6,572,917   $  3,272,686
                                                                 ---------------  ------------
                                                                 ---------------  ------------

                   See notes to financial statements.

                                  RADYNE CORP.
                            STATEMENTS OF OPERATIONS

                                 SUCCESSOR COMPANY                           PREDECESSOR COMPANY
                        ------------------------------------  --------------------------------------------------
                          SIX MONTH PERIOD                        SIX AND ONE-HALF          TEN AND ONE-HALF
                           ENDED DECEMBER       YEAR ENDED       MONTH PERIOD ENDED        MONTH PERIOD ENDED
                              31, 1996         JUNE 30,1996        JUNE 30, 1995           DECEMBER 16, 1994
                        ---------------------  -------------  ------------------------  ------------------------
NET SALES (Notes 7 and
  12).................      $   4,905,059       $ 3,829,523         $  1,861,262              $  2,569,396
COST OF SALES (Note
  7)..................          4,052,433         2,559,350            1,228,747                 2,229,329
                              -----------      -------------         -----------               -----------
Gross profit..........            852,626         1,270,173              632,515                   340,067
                              -----------      -------------         -----------               -----------
OPERATING EXPENSES:
Selling, general and
  administrative (Note
  7)..................          1,437,971         1,843,576              961,162                 1,658,388
Asset impairment
  charge (Note 1).....            421,000
Professional fees
  related to
  reorganization......                                                                             600,198
Research and
  development.........            808,025         1,794,823
                              -----------      -------------         -----------               -----------
TOTAL OPERATING
  EXPENSES............          2,666,996         3,638,399              961,162                 2,258,586
                              -----------      -------------         -----------               -----------
LOSS FROM OPERATIONS
  BEFORE FRESH START
  ADJUSTMENTS,
  INTEREST EXPENSE AND
  EXTRAORDINARY
  ITEMS...............         (1,814,370)       (2,368,226)            (328,647)               (1,918,519)
FRESH START
  ADJUSTMENTS (Note
  3)..................                                                                           1,598,841
INTEREST
  EXPENSE--Net........            255,604           256,871               36,209                   118,235
LOSS BEFORE
  EXTRAORDINARY
  ITEMS...............         (2,069,974)       (2,625,097)            (364,856)                 (437,913)
EXTRAORDINARY ITEMS
  (Note 2):
Gain on exchange of
  debt for common
  stock...............                                                                           1,062,667
Gain on debt
  forgiveness.........                                                                           1,636,489
                              -----------      -------------         -----------               -----------
TOTAL EXTRAORDINARY
  ITEMS...............                                                                           2,699,156
                              -----------      -------------         -----------               -----------
NET (LOSS) INCOME
  BEFORE INCOME
  TAXES...............         (2,069,974)       (2,625,097)            (364,856)                2,261,243
                              -----------      -------------         -----------               -----------
INCOME TAXES (Note 11)
NET (LOSS) INCOME.....      $  (2,069,974)      $(2,625,097)        $   (364,856)             $  2,261,243
                              -----------      -------------         -----------               -----------
                              -----------      -------------         -----------               -----------
PER COMMON SHARE DATA
  (Note 1):
Loss before extra
  ordinary items......      $        (.55)      $      (.70)        $       (.10)             $      (1.33)
                              -----------      -------------         -----------               -----------
Extraordinary items...                                                                                8.20
                              -----------      -------------         -----------               -----------
NET (LOSS) INCOME PER
  COMMON SHARE........      $        (.55)      $      (.70)        $       (.10)             $       6.87
                              -----------      -------------         -----------               -----------
WEIGHTED AVERAGE
  NUMBER OF COMMON AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING..          3,750,699         3,742,227            3,729,721                   329,020
                              -----------      -------------         -----------               -----------
                              -----------      -------------         -----------               -----------

                     See notes to financial statements.

                                  RADYNE CORP.

                 STATEMENTS OF STOCKHOLDERS' CAPITAL DEFICIENCY
                   SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
                YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
             PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                         PERIOD ENDED DECEMBER 16, 1994

                                                                       ADDITIONAL
                                                  COMMON STOCK           PAID-IN
                                             -----------------------     CAPITAL
                                               SHARES      AMOUNT       (DEFICIT)       DEFICIT         TOTAL
                                             ----------  -----------  -------------  -------------  -------------
BALANCE, JANUARY 31, 1994
(Predecessor Company)......................     319,034   $     638    $ 7,227,539   $  (9,486,119) $  (2,257,942)
Shares issued pursuant to plan of
  reorganization (Note 2)..................   3,410,687       6,821        543,179         550,000
Loss before extraordinary items............                                               (437,913)      (437,913)
Exchange of debt for common stock (Note
  2).......................................                                              1,062,667      1,062,667
Gain on debt forgiveness (Note 2)..........                                              1,636,489      1,636,489
Elimination of Predecessor Company interest
  and deficit (Note 2).....................                             (7,224,876)      7,224,876
                                             ----------  -----------  -------------  -------------  -------------
BALANCE, DECEMBER 16, 1994.................   3,729,721       7,459        545,842         553,301
Net loss...................................                                               (364,856)      (364,856)
                                             ----------  -----------  -------------  -------------  -------------
BALANCE, JUNE 30, 1995.....................   3,729,721       7,459        545,842        (364,856)       188,445
Shares issued to Merit Microwave (Note
  7).......................................      20,000          40         39,960          40,000
Net loss...................................                                             (2,625,097)    (2,625,097)
                                             ----------  -----------  -------------  -------------  -------------
BALANCE, JUNE 30, 1996.....................   3,749,721       7,499        585,802      (2,989,953)    (2,396,652)
  Additional shares issued to Merit
  Microwave (Note 7).......................      10,000          20         19,980          20,000
Net loss...................................                                             (2,069,974)    (2,069,974)
                                             ----------  -----------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 1996.................   3,759,721   $   7,519    $   605,782   $  (5,059,927) $  (4,446,626)
                                             ----------  -----------  -------------  -------------  -------------
                                             ----------  -----------  -------------  -------------  -------------

                       See notes to financial statements.

                                  RADYNE CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                                   PREDECESSOR
                                                  SUCCESSOR COMPANY               SIX AND            COMPANY
                                           --------------------------------      ONE-HALF            TEN AND
                                              SIX MONTH                        MONTH PERIOD         ONE-HALF
                                             PERIOD ENDED      YEAR ENDED          ENDED          MONTH PERIOD
                                             DECEMBER 31,       JUNE 30,         JUNE 30,         DECEMBER 16,
                                                 1996             1996             1995               1994
                                           ----------------  --------------  -----------------  -----------------
OPERATING ACTIVITIES:
Net (loss) income........................   $   (2,069,974)   $ (2,625,097)    $    (364,856)     $   2,261,243
Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
Depreciation and amortization............          177,535         276,913           147,523             25,850
Asset impairment charge..................          421,000
Reorganization items:
Fresh start adjustments..................       (1,598,841)
Gain on exchange of debt for common
  stock..................................       (1,062,667)
Gain on debt forgiveness.................       (1,636,489)
Changes in operating assets and
  liabilities:
Accounts receivable......................       (2,450,031)        251,806          (202,687)           133,929
Bankruptcy claims escrow.................          106,613        (106,613)
Prepaids and other current assets........          (73,872)         73,581            99,534             (9,586)
Employee relocation incentives and
  advances...............................          112,353        (109,353)            4,890
Inventories..............................         (840,691)       (247,843)         (353,686)           (80,910)
Deposits.................................           (7,650)       (191,796)
Accounts payable--trade..................          339,848        (113,243)          284,495            557,817
Accounts payable--affiliate..............          436,362
Accrued expenses.........................          545,990        (253,337)         (348,004)           599,990
Taxes payable............................          (24,053)        (56,063)           (6,093)           213,143
                                           ----------------  --------------  -----------------  -----------------
Net cash used in operating activities....       (3,545,536)     (2,580,930)         (938,310)          (698,244)
                                           ----------------  --------------  -----------------  -----------------
INVESTING ACTIVITIES--Capital
  expenditures...........................         (255,118)       (388,770)         (119,042)
                                           ----------------  --------------  -----------------  -----------------
FINANCING ACTIVITIES:
Borrowings from note payable under line
  of credit..............................        1,993,820
Proceeds from notes payable to
  affiliates.............................        6,600,000       3,052,912           853,206            870,175
Payments on note payable to affiliate....       (4,594,696)
Principal payments on capital lease
  obligations............................          (12,953)        (84,350)          (50,143)
                                           ----------------  --------------  -----------------  -----------------
Net cash provided by financing
  activities.............................        3,986,171       2,968,562           803,063            870,175
                                           ----------------  --------------  -----------------  -----------------
NET INCREASE (DECREASE) IN CASH..........          185,517          (1,138)         (254,289)           171,931
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.................................              971           2,109           256,398             84,467
                                           ----------------  --------------  -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.................................   $      186,488    $        971     $       2,109      $     256,398
                                           ----------------  --------------  -----------------  -----------------
                                           ----------------  --------------  -----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION--Cash paid for interest....   $       72,258    $      3,996     $       7,059      $    --
                                           ----------------  --------------  -----------------  -----------------
                                           ----------------  --------------  -----------------  -----------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    The Company incurred capital lease obligations of $85,887 for new machinery and equipment for the six month period ended December 31, 1996 In December 1996, the Company issued an additional 10,000 shares of common stock in conjunction with the asset purchase from Merit Microwave, Inc. (Note 7)

                      See notes to financial statements.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS--Radyne Corp. (the "Company" or "Radyne") is located in Phoenix, Arizona and designs, manufactures, and sells products, systems, and software used for the transmission and reception of data over satellite and cable communication networks. A wholly-owned subsidiary, Satellite Digital Systems Corp. ("SDSC"), which was inactive and had no material assets and liabilities, filed a petition for liquidation under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of New York on May 17, 1995. This did not have any significant impact on the financial position or results of operations of the Company since SDSC had terminated all operations. SDSC received its Final Decree of Bankruptcy on August 5, 1995, which effectively dissolved SDSC.

    Upon emergence from bankruptcy proceedings on December 16, 1994, (Note 2) the Company became a majority-owned subsidiary of Radyne, Inc., which was a wholly-owned subsidiary of Engineering and Technical Services, Inc. ("ETS"). On August 12, 1996, Singapore Technologies Pte Ltd ("STPL") acquired 100% of the outstanding common stock of ETS through its indirect wholly-owned subsidiary, Stetsys US, Inc. ("ST"). The purchase price for the ETS stock was $5,756,425. Subsequent to the acquisition of ETS by ST, Radyne, Inc. was merged into ETS which in turn distributed all of its Radyne shares to ST. ETS did not push down any related purchase accounting adjustments since its ownership in the Company was less than 95%. As a result, the accompanying financial statements continue to reflect the historical accounts of the Company. The Company changed its fiscal year-end to December 31 to conform to the year-end of ST.

    Change in Fiscal Year-Effective August 12, 1996, the Company changed its fiscal year-end from June 30 to December 31 to conform to the year-end of ST. Summarized unaudited financial information for the six months ended December 31, 1995 is as follows:

Net sales....................................................... $2,397,235
Gross profit....................................................    921,951
Net loss before income taxes....................................   (583,887)
Income taxes....................................................        -0-
Net loss........................................................   (583,887)
Net loss per common share.......................................       (.16)

    RIGHTS OFFERING--In November 1996, the Board of Directors approved the distribution to stock-holders (other than ST), subject to the approval of the 1-for-5 reverse stock split of common shares which was effective on January 9, 1997, of subscription rights to purchase up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. The subscription rights are proposed to expire May 15, 1997. At December 31, 1996, the Company has recorded $75,018 of deferred offering costs relating to the registration of these rights. All per share information in these financial statements has been adjusted to give effect to the 1-for-5 reverse split of common shares.

    CASH EQUIVALENTS--The Company considers all money market accounts with a maturity of 90 days or less to be cash equivalents.

    REVENUE RECOGNITION--The Company recognizes revenue upon shipment of product.

    INVENTORIES, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market, including material, direct labor, and overhead costs.

    PROPERTY AND EQUIPMENT is stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of five to seven years.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DESIGNS AND DRAWINGS--The valuation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position ("SOP") 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE, and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products (Note 3). Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of four to seven years.

    At December 31, 1996, the Company recognized a design and drawing impairment charge of $421,000, with no associated tax benefit. With the introduction of new products in October 1996, management determined that a portion of the technology related to the original designs and drawings would be phased out or modified with technology used in new products. Impairment was determined by comparing the amount of undiscounted projected future cash flows attributable to each product using the related technology to the carrying value of the asset. Projected future cash flows were estimated for a period approximating the estimated remaining lives of the long lived assets, based on products' earnings history, market conditions and assumptions reflected in internal operating plans and strategies.

    RESEARCH AND DEVELOPMENT--The cost of research and development is charged to expense as incurred.

    INCOME TAXES--Radyne files a consolidated federal income tax return with ETS and ST. Income taxes have been computed as if the Company filed separate income tax returns for each year.

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

    CONCENTRATION OF CREDIT RISK--The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management's expectations.

    NET INCOME (LOSS) PER COMMON SHARE is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each of the periods presented. Such amounts have been adjusted to reflect the 1-for-5 reverse stock split that occurred on January 9, 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the loan payable to affiliates, the demand obligation, capital lease obligations, and taxes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.
                                     F-7

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. REORGANIZATION

    On April 28, 1994, Radyne Corp. (the "Predecessor Company") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Predecessor Company in existence prior to the filing were stayed while the Predecessor Company continued business operations as debtor-in-possession. Claims secured against the Predecessor Company's assets were also stayed, although the holders of such claims had the right to move the Court for relief from the stay prior to the plan being confirmed. Secured claims were secured primarily by liens on all of the Predecessor Company's assets.

    The Predecessor Company received approval from the Bankruptcy Court to pay certain of its prepetition obligations, employee wages and benefits. Tax claims were rescheduled for payment in equal quarterly installments of $9,600, with interest at 7% through September 2000.

    On December 16, 1994, the Bankruptcy Court confirmed the Predecessor Company's Plan of Reorganization effective at the close of business on December 16, 1994 (Note 3).

3. FRESH START REPORTING

    Under the provision of SOP 90-7, the Successor Company was required to adopt Fresh Start reporting as of the close of business on December 16, 1994, because the reorganization value of the Predecessor Company was less than the total of all post-petition liabilities and prepetition allowed claims, and the preconfirmation stockholders retained less than 50% of the Successor Company's common stock. Accordingly, the financial statements for the six and one-half month period ended June 30, 1995 are the initial financial statements of Radyne Corp., the Successor Company.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

4. INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                  DECEMBER 31,      JUNE 30,
                                                                      1996            1996
                                                                 ---------------  ------------
Raw materials and components...................................   $   1,108,019   $    626,525
Work-in-process................................................         792,119        307,391
Finished goods.................................................         577,222        293,660
Valuation allowance............................................        (486,000)       (76,907)
                                                                 ---------------  ------------
Total..........................................................   $   1,991,360   $  1,150,669
                                                                 ---------------  ------------
                                                                 ---------------  ------------

5. PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                   DECEMBER 31,     JUNE 30,
                                                                       1996           1996
                                                                  ---------------  ----------
Machinery and equipment.........................................    $   731,778    $  434,050
Furniture and fixtures..........................................        243,559       200,282
                                                                  ---------------  ----------
Total...........................................................        975,337       634,332
Less accumulated depreciation...................................        125,773        62,405
                                                                  ---------------  ----------
Property and equipment--net.....................................    $   849,564    $  571,927
                                                                  ---------------  ----------
                                                                  ---------------  ----------

6. ACCRUED EXPENSES

ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

                                                                   DECEMBER 31,     JUNE 30,
                                                                       1996           1996
                                                                  ---------------  ----------
Wages and related payroll taxes.................................    $   356,624    $  173,820
Interest........................................................        194,492        11,146
Professional fees...............................................        171,000        77,125
Warranty reserve................................................        139,775       109,775
Other...........................................................         65,065        29,100
                                                                  ---------------  ----------
Total accrued expenses..........................................    $   926,956    $  400,966
                                                                  ---------------  ----------
                                                                  ---------------  ----------

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

7. RELATED PARTY TRANSACTIONS

    In June 1995, the Company acquired certain assets of Merit Microwave, Inc., as well as the manufacturing rights to the Merit line of microwave products, which include translators and frequency converters. The purchase price of approximately $120,000 was allocated to inventory and machinery and equipment, and was paid by the issuance of 30,000 shares of the Company's stock ($40,000), cash of $60,000, and the assumption of a payable of $20,000. Under the terms of the agreement, the principal stockholder and chief operating officer of Merit entered into a one-year agreement with the Company to serve as president of the newly created Radyne Microwave Products Division for annual compensation of $75,000. In addition, the Company is required to pay royalties to Merit of 5-10% on certain sales of microwave products. From June 1995 to December 31, 1996, the Company paid royalties of $4,600.

    In July 1995, the Company's manufacturing operations were moved to ETS pending the Company's relocation to Phoenix. As a result, the Company transferred $726,345 of inventory and $115,155 of machinery and equipment to ETS in exchange for an equal reduction in the loan payable to ETS, to facilitate the commencement of subcontract manufacturing by ETS. During September 1996, in recognition of the completion of the move to Phoenix and increase in staffing, the Board of Directors determined that the Company should resume direct manufacturing. To this end, the Company repurchased $22,100 of machinery and equipment from ETS and was obligated to purchase $348,000 of inventory from ETS, which ETS had acquired and or processed in the ordinary course of fulfilling purchase orders from the Company. However, as the Company's products were undergoing constant improvement, in September 1996, the Company considered it necessary to treat $70,000 of such inventory as obsolete and another $20,000 thereof as slow-moving. Ongoing product development rendered another $90,000 of this inventory obsolete shortly thereafter. Additional inventory of $457,000 and $2,461,500 was purchased from ETS during the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively. Sales to ETS for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994 were $307,300, $311,600, $159,700 and $421,100, respectively.

    The Company has an informal marketing arrangement with Agilis Communication Technologies Pte Ltd, an affiliate of ST, whereby Agilis acts as a sales agent for Radyne products in a number of Asian countries. Sales generated as a result of this agreement amounted to $375,000 and $118,900 for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

    ETS provided management services to Radyne, for which ETS charged Radyne $60,000, $120,000 and $65,000 for the six month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half month period ended June 30, 1995, respectively.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

    At December 31, 1996, notes payable to ST and affiliates were as follows:

Note payable plus interest at 8% per annum, principal due
  February 10, 1997.............................................  $4,500,000
Note payable plus interest at 8% per annum, principal due March
  2, 1997.......................................................     400,000
Notes payable, interest at 8% per annum, principal due March 31,
  1997..........................................................   1,700,000
                                                                   ---------
Total...........................................................  $6,600,000
                                                                   ---------
                                                                   ---------

    Interest expense on notes payable to affiliates was $205,900 and $248,400 for the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively, of which $152,400 was included in accrued expenses in the accompanying balance sheet as of December 31, 1996.

    During August 1996, an ST affiliate made an unsecured loan of $4,500,000 to the Company, the proceeds from which were used to pay down the note payable to ETS which was outstanding as of June 30, 1996. Subsequent to December 31, 1996, the Company repaid the $4,500,000 note payable with the proceeds from a $2,000,000 note payable to ST. The note bears interest at 6.625% per annum with the principal due on April 30, 1997. The interest rate increases to 7.625% if the principal is not paid on the required due date. The remaining $2,500,000 was borrowed from the new $5,500,000 credit agreement as discussed in Note 8. In addition, the maturities on the $400,000 and the $1,700,000 notes payable were extended to April 30, 1997. In connection with the extension of the maturity date, the interest rate was adjusted to 6.625% per annum. The interest rate on this note increases to 7.625% if the principal is not paid on the required due date. The Company expects to repay the notes payable to ST with the proceeds from the Rights Offering (Note 1).

8. NOTES PAYABLE

    The Company has a note payable under a line of credit agreement with a bank that permits outstanding borrowings of $2,000,000 with interest payable at LIBOR (6.275%--6.4% at December 31, 1996). The line of credit agreement expires in April 1997. Subsequent to December 31, 1996, available borrowings on the line of credit were increased to $5,000,000.

    Subsequent to December 31, 1996, the Company entered into a new $5,500,000 credit agreement with a bank that includes $5,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. STPL has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR or alternative Citibanks Quoted Rate plus 1% per annum. The credit agreement requires the Company to capitalize at least $4,100,000 of its notes payable to affiliates not later than March 31, 1997 and also requires that the Company maintains certain financial leverage ratios. The availability of additional borrowings under the credit agreement expires June 30, 1997.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

9. OBLIGATIONS UNDER CAPITAL LEASES

    The Company leases machinery and equipment under capital leases. The net book value of the equipment, $146,958 at December 31, 1996 and $75,000 at June 30, 1996, is included in property and equipment in the accompanying balance sheets and is being depreciated over the estimated useful lives of the machinery and equipment.

    Payments on capital lease obligations at December 31 are due as follows:

1997......................................................  $  66,731
1998......................................................     62,638
1999......................................................     26,463
                                                            ---------
Total minimum lease payments..............................    155,832
Less amount representing interest.........................     21,774
                                                            ---------
Present value of minimum lease payments...................    134,058
Less current portion......................................     53,042
                                                            ---------
Capital lease obligations due after one year..............  $  81,016
                                                            ---------
                                                            ---------

10. COMMITMENTS

    Rent expense was $44,112, $95,000, $57,000 and $62,000 for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994, respectively. Future minimum rentals under the ease at December 31 are as follows:

1997.....................................................  $  88,224
1998.....................................................     22,056
                                                           ---------
Total....................................................  $ 110,280
                                                           ---------
                                                           ---------

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

11. INCOME TAXES

    The following summary reconciles taxes (recovery) from operations at the federal statutory rate with the actual provision (recovery):

                                                        SIX                     SIX AND       TEN AND
                                                       MONTH                   ONE-HALF      ONE-HALF
                                                       PERIOD       YEAR     MONTH PERIOD  MONTH PERIOD
                                                       ENDED        ENDED        ENDED         ENDED
                                                    DECEMBER 31,   JUNE 30,     JUNE 30,    DECEMBER 16,
                                                        1996         1996        1995          1994
                                                    ------------  ---------  ------------  -------------
Income taxes (recovery) at statutory rate.........  $(704,000)   $(893,000)   $(124,000)      $ 768,800
Increase (decrease) in income taxes (recovery)
  resulting from:
  State income tax benefit........................    (75,000)     (95,000)
  Change in valuation allowance...................    775,000      988,000      117,600        (738,000)
  Other adjustments...............................      4,000           --        6,400         (30,800)
                                                    ---------    ---------    ---------       ---------
     Total........................................  $      --    $      --    $      --       $      --
                                                    ---------    ---------    ---------       ---------
                                                    ---------    ---------    ---------       ---------

    Deferred tax assets consisted of the following at December 31, 1996 and June 30, 1996:

                                                                    DECEMBER 31,    JUNE 30,
                                                                        1996          1996
                                                                    ------------  ------------
Gross deferred tax assets:
  Cumulative tax effect of net operating loss carryforwards.......  $  3,930,000  $ 3,517,000
  Tax credits.....................................................       210,000      210,000
  Temporary differences...........................................       (30,000)    (365,000)
  Valuation allowance.............................................    (4,110,000)  (3,362,000)
                                                                    ------------  -----------
     Total........................................................  $         --  $        --
                                                                    ------------  -----------
                                                                    ------------  -----------

    At December 31, 1996, the Company has net operating loss carryforwards of approximately $10,443,000 expiring in various years through 2012 and general business credit carryforwards of $210,000 expiring in various years through 2004 for utilization against taxable income/taxes payable of future periods, if any. Approximately $6,200,000 of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, in future years, as a result of changes in ownership of the Company's stock. The annual limitation is generally equal to the value of the corporation's equity immediately prior to the change in ownership, times the federal long-term tax exempt rate published by the federal government. Management believes that the inability to utilize net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred tax asset as of December 31, 1996 and June 30, 1996.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)

12. SIGNIFICANT CUSTOMERS AND EXPORT SALES

SALES TO SIGNIFICANT CUSTOMERS AS A PERCENTAGE OF NET SALES ARE AS FOLLOWS:


                                                        SIX                       SIX AND        TEN AND
                                                       MONTH                     ONE-HALF       ONE-HALF
                                                      PERIOD          YEAR      MONTH PERIOD   MONTH PERIOD
                                                       ENDED          ENDED        ENDED          ENDED
                                                    DECEMBER 31,     JUNE 30,     JUNE 30,     DECEMBER 16,
                                                       1996           1996         1995           1994
                                                    ------------    --------    -----------    ------------
Customer A........................................      1.6%          6.4%         22.0%          5.8%
Customer B........................................      -0-           -0-          15.3%         12.2%
Customer C........................................      6.3%          8.1%         14.2%         16.4%
Customer D........................................     15.6%         12.7%         11.7%         14.0%
Customer E........................................     18.3%          -0-           -0-           -0-

    No other customers represented greater than 10% of net sales during the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994.

    Export sales were 66%, 50%, 46% and 45% of net sales for the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994, respectively. Net sales to Asia and Latin America were 46% and 37%, respectively, of total export sales for the six month period ended December 31, 1996. Net sales to Asia and Europe were 46% and 38%, respectively, of total export sales for the year ended June 30, 1996.

                               RADYNE CORP.
                      NOTES TO FINANCIAL STATEMENTS
                SIX MONTH PERIOD ENDED DECEMBER 31, 1996,
             YEAR ENDED JUNE 30, 1996, SIX AND ONE-HALF MONTH
           PERIOD ENDED JUNE 30, 1995 AND TEN AND ONE-HALF MONTH
                     PERIOD ENDED DECEMBER 16, 1994 (CONTINUED)


13. EMPLOYEE BENEFIT PLAN

    The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. Matching contributions were $8,576, $11,606 and $1,159 for the six month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half month period ended June 30, 1995, respectively. There was no matching contribution for the ten and one-half month period ended December 16, 1994. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. The Company matches up to 1% of the employee's salary.

14. STOCK OPTIONS

    In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "Plan"), which was approved by the stockholders on January 8, 1997. The Plan provides for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock. The option price per share under the Plan may not be less than the fair market value of the stock (110% of the fair market value for an optionee who is a 10% stockholder) on the day the option is granted.

    At December 31, 1996, the Company had 964,395 options outstanding at an exercise price of $2.50 per share. 280,000 of these options are Rights Options granted to employees of the Company in conjunction with the Rights Offering and will be exercisable during the Rights Offering but no later than May 30, 1997. Another 16,000 options are exercisable at the rate of 25% on each of the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date. The remaining 668,395 options have been allocated among a group of 30 key employees. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. One third of these options will become exercisable, if and when the Company's earnings before interest and taxes (calculated without regard to any charge for compensation paid or payable under the Plan) for a period of four calendar quarters ("EBIT") exceeds $1,000,000. Another one-third of these options will become exercisable if and when EBIT exceeds $2,500,000 with the remaining one-third becoming exercisable if and when EBIT exceeds $6,000,000. The options become exercisable if EBIT exceeds the aforementioned prior to June 30, 2001. All options which become exercisable expire in November 2006.

    The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its Plan. The 668,395 options are considered variable options, as defined by the provisions of APB No. 25 and related interpretations. The Company should start recognizing compensation cost on variable arrangements when the future events become probable of occurring. The accrual of compensation cost under the variable arrangement has not commenced as it is unlikely that the award will be earned in the near future due to significant historical losses incurred by the Company. Accordingly, no compensation cost has been recognized for the fixed or variable portions of the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net loss and loss per common share would have been $2,115,074 and $.56, respectively. The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from two to four years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 132%, risk free interest rate of 6.035%, and expected lives of five years.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RADYNE CORP. (REGISTRANT)

                                BY:   /s/    ROBERT C. FITTING
                                   ----------------------------------
                                   Robert C. Fitting, President
Dated: April 21, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  ------------------

      /s/ LIM MING SEONG        Chairman of the
------------------------------    Board of Directors           April 21, 1997
        Lim Ming Seong

    /s/ ROBERT C. FITTING       President, Director
------------------------------                                 April 21, 1997
      Robert C. Fitting

      /s/ GARRY D. KLINE        Secretary, Controller
------------------------------    (Principal Financial         April 21, 1997
        Garry D. Kline            Officer)

     /s/ ROBERT A. GRIMES       Director
------------------------------                                 April 21, 1997
       Robert A. Grimes

       /s/ LEE YIP LOI          Director
------------------------------                                 April 21, 1997
         Lee Yip Loi

      /s/ CHAN WEE PIAK         Director
------------------------------                                 April 21, 1997
        Chan Wee Piak