Form 10-K/A
period 1996-12-31
RADYNE CORP
filed 1997-05-05
CIK 718573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


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


    The Company's cost of sales as a percentage of net sales increased to 83% during the six months ended December 31, 1996 from 67% for the fiscal year ended June 30, 1996. There were two primary reasons for this increase in percentage, both of which the Company considers largely extraordinary. First, there were adjustments to inventory of $491,000 (10% of sales) for obsolescence. Of this amount $364,000 was related to the introduction of new products which essentially rendered one entire older product line obsolete, $110,000 was related to ongoing product development and $17,000 was related to the valuation of excess materials on hand. Second, $340,000 (7% of sales) of start-up costs related to the introduction of new products were included in the cost of sales for the period ended December 31, 1996. These products include a new generation modem sub-system which makes use of the Company's proprietary technology from older products while adding features and reducing future manufacturing costs. Also, the Company has introduced and shipped the new "Digital Video Broadcast" modem which has experienced exceptional acceptance in the marketplace. Also contributing to the increase in cost of sales as a percentage of sales were freight charges related to international sales (2% of sales) and higher than anticipated warranty expense on some of the Company's older products (1% of sales).


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

    The Company's cost of sales as a percentage of net sales increased to 83% during the six months ended December 31, 1996 from 62% for the six months ended December 31, 1995. There were two primary reasons for this increase in percentage, both of which the Company considers largely extraordinary. First, there were adjustments to inventory of $491,000 (10% of sales) for obsolescence. Of this amount $364,000 was related to the introduction of new products which essentially rendered one entire older product line obsolete, $110,000 was related to ongoing product development and $17,000 was related to the valuation of excess materials on hand. Second, $340,000 (7% of sales) of start-up costs related to the introduction of new products were included in the cost of sales for the period ended December 31, 1996 as described on page 10 above. Also contributing to the increase in cost of sales as a percentage of sales were freight charges related to international sales (2% of sales) and higher than anticipated warranty expenses on some of the Company's older products (1% of sales).

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

FINANCIAL SCHEDULES

    None

 3.1*    Restated Certificate of Incorporation
 3.2*    Bylaws, as amended and restated
10.1**   1996 Incentive Stock Option Plan
10.2***  Employment Agreement with Robert C. Fitting (Radyne Termsheet)
10.3***  Agreement with Merit Microwave, Inc. and Peter A. Weisskopf

    (b) Registrant filed a current report on Form 8-K, dated December 27, 1996, regarding Item 1, Change in Control of Registrant.

* Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

** Incorporated by reference from Registrant's Registration Statement on Form
   S-8, dated and declared effective on March 12, 1997.

***Incorporated by reference from Registrant's amended Registration Statement on Form S-1, filed April 16, 1997.

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


                                RADYNE CORP. (REGISTRANT)

                                BY:   /s/    ROBERT C. FITTING
                                   ----------------------------------
                                   Robert C. Fitting, President
Dated: May 5, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  ------------------

      /s/ LIM MING SEONG        Chairman of the
------------------------------    Board of Directors           May 5, 1997
        Lim Ming Seong

    /s/ ROBERT C. FITTING       President, Director
------------------------------                                 May 5, 1997
      Robert C. Fitting

      /s/ GARRY D. KLINE        Secretary, Controller
------------------------------    (Principal Financial         May 5, 1997
        Garry D. Kline            Officer)

     /s/ ROBERT A. GRIMES       Director
------------------------------                                 May 5, 1997
       Robert A. Grimes

       /s/ LEE YIP LOI          Director
------------------------------                                 May 5, 1997
         Lee Yip Loi

      /s/ CHAN WEE PIAK         Director
------------------------------                                 May 5, 1997
        Chan Wee Piak