Form 10-Q
period 1997-03-31
RADYNE CORP
filed 1997-05-15
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11685-NY

                                  RADYNE CORP.
                                  ------------
             (Exact name of registrant as specified in its charter)

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

                                  602-437-9620
                                  ------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                    YES  |X|    NO |_|

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES  |X|    NO |_|

     The registrant had 3,759,721 shares of its common stock, par value $.002, outstanding as of March 31, 1997.

                         PART I - FINANCIAL INFORMATION
                                  RADYNE CORP.
                                 BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
         Item 1 -         ASSETS                            1997         1996
                                                         ----------  ----------

                                                        (Unaudited)   (Audited)

CURRENT ASSETS:
Cash and Cash Equivalents                                $  373,387  $  186,488
Accounts Receivable, less allowance
for doubtful accounts of $13,000                          2,440,721   2,733,902
Inventories                                               2,907,101   1,991,360
Prepaid and Other Current Assets                            221,249      94,298
                                                         ----------  ----------
         Total Current Assets                             5,942,458   5,006,048

PROPERTY AND EQUIPMENT - NET                                874,282     849,564

OTHER ASSETS:
Designs and Drawings - Net of accumulated
amortization of $536,791 and $475,696 respectively          640,548     701,643
Deposits                                                     15,662      15,662
                                                         ----------  ----------

         Total                                           $7,472,950   6,572,917
                                                         ==========  ==========
    The accompanying notes are an integral part of these financial statements

                         PART I - FINANCIAL INFORMATION
                                  RADYNE CORP.
                                 BALANCE SHEETS
                                   (Continued)
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY      MARCH 31,     DECEMBER 31,
                                                         1997           1996
                                                         -----          ----

CURRENT LIABILITIES:
Notes payable under lines of credit                 $  6,393,820   $  1,993,820
Notes payable to affiliates                            4,100,000      6,600,000
Obligations under capital leases                          49,568         53,042
Accounts Payable - trade                               1,044,519        805,279
Accounts Payable - affiliate                              20,170        436,362
Accrued Liabilities                                      594,034        926,956
Taxes payable                                             47,420         42,116
                                                    ------------   ------------
         Total Current Liabilities                    12,249,531     10,857,575

OBLIGATIONS UNDER CAPITAL LEASES                          79,820         81,016
TAXES PAYABLE                                             64,380         80,952
                                                    ------------   ------------
         Total Liabilities                          $ 12,393,731     11,019,543
                                                    ------------   ------------

         STOCKHOLDERS' CAPITAL DEFICIENCY
Common Stock, $.002 par value, 20,000,000 shares
authorized, shares issued and outstanding,
3,759,721 at March 31, 1997 and December 31, 1996          7,519          7,519
Additional Paid-In Capital                               605,782        605,782
Accumulated Deficit                                   (5,534,082)    (5,059,927)
                                                    ------------   ------------

Total Stockholders' Capital Deficiency                (4,920,781)    (4,446,626)
                                                    ------------   ------------

         Total                                      $  7,472,950   $  6,572,917
                                                    ============   ============
The accompanying notes are an integral part of these financial statements

                                  RADYNE CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                       MARCH 31,     MARCH 31,
                                                         1997          1996
                                                     -----------   -----------

NET SALES                                            $ 2,740,668   $   886,763
COST OF SALES                                          1,679,812       488,432
                                                     -----------   -----------

         Gross Profit                                  1,060,856       398,331
                                                     -----------   -----------

OPERATING EXPENSES:
  Selling, general and administrative                    811,281       502,652
  Research and development                               551,643       541,490
                                                     -----------   -----------
Total Operating Expenses                               1,362,924     1,044,142

LOSS FROM OPERATIONS BEFORE INTEREST EXPENSE            (302,068)     (645,811)

INTEREST EXPENSE - NET                                   172,087        92,700

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                          (474,155)     (738,511)

PROVISION FOR INCOME TAXES                                   -0-           -0-
                                                     -----------   -----------

NET LOSS                                                (474,155)     (738,511)
                                                     ===========   ===========

NET LOSS PER COMMON SHARE                                   (.13)         (.20)
                                                     ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   3,759,721     3,730,016
                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

THREE MONTHS ENDED
                                                       MARCH 31,      MARCH 31,
                                                         1997           1996
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $  (474,155)  $  (738,511)
Adjustment to reconcile net loss to net cash
 flows used in operating activities:
  Depreciation and Amortization                          118,565       103,800
   Changes in operating assets and liabilities:
    Accounts Receivable                                  293,181       152,953
    Inventories                                         (915,741)      (92,888)
    Prepaid and Other Current Assets                    (126,951)       33,565
    Deposits                                                 -0-        20,134
    Accounts Payable - Trade                             239,240        80,714
    Accounts Payable - Affiliates                       (416,192)          -0-
    Accrued Liabilities                                 (332,922)      (75,830)
    Taxes Payable                                        (11,268)      (34,308)
                                                     -----------   -----------

NET CASH USED IN
  OPERATING ACTIVITIES                                (1,626,243)     (550,371)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                   (82,188)     (205,883)
                                                     -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                    (82,188)     (205,883)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings From Notes Payable Under Line
   of Credit Agreements                                4,400,000           -0-
  Payments on Notes Payable to Affiliates             (2,500,000)          -0-
  Payments on Long Term Debt                              (4,670)      (10,024)
  Proceeds from Notes Payable to Affiliates                  -0-       755,781
                                                     -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              1,895,330       745,757
                                                     -----------   -----------

NET INCREASE (DECREASE) IN CASH                          186,899       (10,497)
CASH, BEGINNING OF YEAR                                  186,488        46,130
                                                     -----------   -----------
CASH, END OF PERIOD                                  $   373,387   $    35,633
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash Paid for Interest                      $   289,959   $       -0-
                                                     ===========   ===========

The accompanying notes are an integral part of these financial statements.

RADYNE CORP.

Notes to Financial Statements

(Information for MARCH 31, 1997 and MARCH 31, 1996 is Unaudited)

1.    Business

      Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.    Summary of Significant Accounting Policies

      (a)   Basis of presentation

      The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996. Such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

      The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

      (b)   Revenue Recognition

      The Company recognizes revenue upon shipment of products.

      (c)   Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market value including material, direct labor and overhead costs.

      (d)   Property and Equipment

      Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method based on the following useful lives:

                              Machinery and Equipment             7 years
                              Furniture and fixtures              7 years
                              Leasehold improvements              5 years

RADYNE CORP.

Notes to Financial Statements
(Information for MARCH 31, 1997 and MARCH 31, 1996 is Unaudited)

      (e)   Designs and Drawings

      The evaluation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position 90-7, `Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,' and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products (Note 3). Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of four to seven years.

      (f)   Research and Development

      Expenditures for research and development are charged to operations in the period incurred.

      (g)   Taxes on Income

      The Company follows the liability method of accounting for income taxes, as prescribed by Statement No. 109 of the Financial Accounting Standards Board.

      (h)   Per Share Data

      Earnings (loss) per share of common stock were computed by dividing Net Loss by the weighted average number of shares of common stock outstanding during each of the periods presented.

      (i)   Rights Offering

      In November 1996, the Board of Directors approved the distribution to stockholders, other than its principal stockholder, Stetsys US, Inc. ("ST"), of subscription rights to purchase up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. This Rights Offering became effective on May 12, 1997. The subscription rights will generally expire June 16, 1997. ST's affiliate has indicated its intention to exercise 1,696,000 of its rights for $4,240,000 on June 2, 1997 and the balance of its rights no later than June 23, 1997. The proceeds from the exercise of those rights will be used, in part, to pay off the note payable to affiliate shown on the accompanying balance sheet as at March 31, 1997. At March 31, 1997, the Company has recorded $178,033 of deferred offering costs relating to the registration of these rights.

      (j)   Reverse Split

      All per share information in these financial statements has been adjusted to give effect to the 1-for-5 reverse split of common shares which was effective January 9, 1997.

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

RADYNE CORP.

Notes to Financial Statements
(Information for MARCH 31, 1997 and MARCH 31, 1996 is Unaudited)

4.       Inventories

         Inventories consist of the following:

                                                                             MARCH 31,    DECEMBER 31,
                                                                               1997          1996
                                                                            -----------   -----------

         Raw Materials and components                                       $ 1,105,581   $ 1,108,109
         Work in process                                                      1,566,199       792,119
         Finished Goods                                                         710,321       577,222
                                                                            -----------   -----------
         Sub Total                                                            3,382,101     2,477,360
         Less Valuation Allowance                                              (475,000)     (486,000)
                                                                            -----------   -----------

         Total                                                              $ 2,907,101   $ 1,991,360
                                                                            ===========   ===========

5.       Property and Equipment

                  Property and Equipment consist of the following:

                                                                              MARCH 31,   DECEMBER 31,
                                                                                1997          1996
                                                                            -----------   -----------

         Machinery and Equipment                                            $   760,201   $   731,778
         Furniture and Fixtures                                                 297,324       243,559
                                                                            -----------   -----------
                                                                              1,057,525       975,337
         Less:  accumulated depreciation
                             and amortization                                  (183,243)     (125,773)
                                                                            -----------   -----------

                                                                            $   874,282   $   849,564
                                                                            ===========   ===========

6.       Accrued Liabilities

         Accrued liabilities consist of the following:

                                                                              MARCH 31,   DECEMBER 31,
                                                                                1997          1996
                                                                            -----------   -----------

         Wages and related payroll taxes                                    $   116,440   $   356,624
         Interest Expense                                                        76,620       194,492
         Warranty Reserve                                                       125,775       139,775
         Professional fees                                                      112,612       171,000
         Other                                                                  162,587        65,065
                                                                            -----------   -----------

                                                                            $   594,034   $   926,956
                                                                            ===========   ===========

7.    Related Party Transactions

      In June 1995, the Company acquired certain assets of Merit Microwave, Inc., as well as the manufacturing rights to the Merit line of microwave products, which include translators and frequency converters. The purchase price of approximately $120,000 was allocated to inventory and machinery and equipment, and was paid by the issuance of 30,000 shares of the Company's stock ($40,000), cash of $60,000, and the assumption of a payable of $20,000. Under the terms of the agreement, the principal stockholder and chief operating officer of Merit entered into a one-year agreement with the Company to serve as president of the newly created Radyne Microwave Products Division for annual compensation of $75,000. In addition, the Company is required to pay royalties to Merit of 5-10% on certain sales of microwave products. From December 31, 1996 to March 31, 1997, the Company paid no royalties under the agreement.

At March 31, 1997, notes payable to ST and affiliates were as follows:

Note payable plus interest at 6.625% per annum, principal due
  July 31, 1997.............................................  $4,100,000

      Interest expense on notes payable to affiliates was $111,950 and $91,552 for the three month period ended March 31, 1997 and the three month period ended March 31, 1996, respectively, of which $20,170 was included in accounts payable to affiliates in the accompanying balance sheet as of March 31, 1997.

8.    Notes Payable

      The Company has a note payable under a line of credit agreement with Bank of America, that permits outstanding borrowings of $5,000,000 with interest payable at IBOR plus 1.25% per annum (rates varied from 6.625%--7.40% on balances owed at March 31, 1997). The outstanding balance under this agreement as of March 31, 1997 was $2,993,820. Subsequent to March 31, 1997, the Company has borrowed an additional 196,180 under the agreement. The line of credit agreement expires in March 1998 and is renewable annually at the option of the Bank.

      Subsequent to December 31, 1996, the Company entered into a new $5,500,000 credit agreement with Citibank, N.A. that includes $5,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. ST's grandparent company has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to IBOR plus 1% per annum or alternative Citibanks Quoted Rate plus 1% per annum annum (rates varied from 6.625%-7.0% on balances owed at March 31, 1997). The credit agreement requires the Company to capitalize at least $4,100,000 of its notes payable to affiliates and also requires that the Company maintain certain financial leverage ratios. The availability of additional borrowings under the credit agreement expires December 31, 1997 and is renewable annually at the option of the Bank. The Company owed $3,400,000 under the agreement as of March 31, 1997 and has borrowed an additional $400,000 subsequent to March 31, 1997.

RADYNE CORP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Company's assets have increased from $6,572,917 at December 31, 1996 to $7,472,950 at March 31, 1997, while the company's liabilities have increased from $11,019,543 at December 31, 1996 to $12,393,731 at March 31, 1997. The
decrease in net assets (assets minus liabilities) of $474,155 relates to the Company's net loss for the three month period ending March 31, 1997.

      Results of operations for the three month period ended March 31, 1997 compared to the fiscal quarter ended March 31, 1996, are as follows:

      The Company's net sales increased 209% to $2,740,668 during the period ended March 31, 1997 from $886,763 during the quarter ended March 31, 1996 as a result of the Company's introduction of new products.

      The Company's cost of sales as a percentage of sales increased to 61% during the period ended March 31, 1997 from 55% during the fiscal quarter ended March 31, 1996. Start-up costs associated with the delivery of new products to the market place accounted for the major portion of the increase in costs.

      Selling, general and administrative costs increased to $811,281 (30% of sales) during the current period from $502,652 (57% of sales) during the fiscal quarter ended March 31, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was as a result of the increase in the Company's base business level during the period.

      Research and development expenditures increased to $551,643 (20% of sales) during the period ended March 31, 1997 from $541,490 (61% of sales) during the period ended March 31, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was as a result of the increase in the Company's base business level during the period.

      Net interest expense increased from $92,700 in the quarter ended March 31, 1996 to $172,087 in the current period due to an increase in the Company's debt level.

      Based on the increases in costs and expenses outlined above, the Company experienced a net loss of ($474,155) during the period ended March 31, 1997 as compared with a net loss of ($738,511) during the quarter ended March 31, 1996.

      The Company's new-orders-booked (Bookings) increased 110% to $2,132,948 for the period ended March 31, 1997 from $1,017,211 for the quarter ended March 31, 1996. This increase was primarily due to the introduction of certain new product lines to the market after the period ended March 31, 1996.

      The Company's level of unfilled-orders-to-ship (Backlog) increased 443% to $1,865,545 at March 31, 1997 from $343,463 at March 31, 1996 primarily due to the increased Bookings referred to above and like increases in the previous quarter.

Liquidity and Capital Resources

      The Company's working capital deficit was ($6,307,000) at March 31, 1997, an increase of $455,000 from ($5,852,000) at December 31, 1996. The increase in the deficit was due primarily to $1,900,000 of new net borrowings, and an approximately $293,000 decrease in accounts receivable, as offset by increases of approximately $187,000 in cash and cash equivalents, $127,000 in prepaid and other assets, $916,000 in inventories, a $333,000 reduction in accrued liabilities and a $177,000 net reduction in accounts payable.

      Net cash used in operating activities was $1,626,000 for the quarter ended March 31, 1997, as compared to $550,000 used in the quarter ended March 31, 1996. Management considers these differences to be consistent with the introduction of new products which resulted in increased inventory levels coupled with an increase in the overall business activities of the Company.

      Cash used in investing activities, consisting of additions to equipment, amounting to $82,000 for the quarter ended March 31, 1997 was considerably less than the prior period reported herein because that period included a buildup of the Company's infrastructure to handle increased business activity.

      The Company derived net cash from financing activities of $1,895,000 and $746,000, respectively, during the quarters ended March 31, 1997 and March 31, 1996, with the difference resulting from greater net borrowings during the current period.

      As a result of the foregoing, the Company increased its cash balances by $187,000 and decreased its cash balances by $10,000 for the quarter ended March 31, 1997 and the quarter ended March 31, 1996, respectively.

                           PART II - OTHER INFORMATION

Item 4 -    Submission of Matters to a Vote of Security Holders

            A special meeting of shareholders in lieu of annual meeting was held on January 8, 1997. Proxies were neither solicited nor given. 17,110,500 shares were represented at the meeting. The following matters were voted on at the meeting:

            (1) The election of Lim Ming Seong, Lee Yip Loi, Chan Wee Piak, Robert A. Grimes and Robert C. Fitting as Directors of the Company. All 17,110,500 shares represented at the meeting were voted for each of the five candidates.

            (2) Amendment of the Company's Certificate of Incorporation (A) to provide that the purpose for which the Company is formed is to engage in any lawful activity for which corporations may be organized, (B) to provide for a 1-for-5 reverse split of the Company's Common Stock, (C) to eliminate shareholders' preemptive rights under Section 622 of the New York Business Corporation Law, (D) to remove a paragraph purporting to govern the Company's choice of accounting year, and (E) to update the Company's address for copies of process. All 17,110,500 shares represented at the meeting were voted for items (A), (D) and (E). 17,110,000 shares were voted for, and 500 shares were voted against, items (B) and (C).

            (3) Approval of the Company's 1996 Incentive Stock Option Plan. All 17,110,500 shares represented at the meeting were voted in favor of approval.

            (4) Ratification of the selection of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ended December 31, 1996. All 17,110,500 shares represented at the meeting were voted in favor of ratification.

Item 6 -    Exhibits and Reports on Form 8-K.

     (a)  Exhibit      Description
          -------      -----------
      3.1*        Restated Certificate of Incorporation
      3.2*        Bylaws, as amended and restated

     10.1**       1996 Incentive Stock Option Plan

     10.2***      Employment Agreement with Robert C. Fitting (Radyne Termsheet)
     10.3***      Agreement with Merit Microwave, inc. and Peter Weisskopf
     27           Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter covered by this report.

     * Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

     ** Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on March 12, 1997.

     *** Incorporated by reference from Registrant's amended Registration Statement on Form S-1, dated May 9, 1997 and declared effective on May 12, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     May  15, 1997                RADYNE CORP.


                                        By:    /s/Robert C. Fitting
                                           -------------------------------------
                                               Robert C. Fitting
                                               President


                                        By:    /s/Garry D. Kline
                                           -------------------------------------
                                               Garry D. Kline
                                               Acting Chief Financial Officer