Form 10-Q
period 1997-06-30
RADYNE CORP
filed 1997-08-14
CIK 718573

                      SECURITIES AND EXCHANGE COMMISSIONNN
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-11685-NY

                                  RADYNE CORP.

             (Exact name of registrant as specified in its charter)

                                    NEW YORK

         (State or other jurisdiction of incorporation or organization)

                                   11-2569467

                        (IRS EMPLOYER IDENTIFICATION NO.)

                    5225 South 37th Street, Phoenix, AZ 85040
                    (Address of principal executive offices)

                                  602-437-9620

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

        The registrant had 5,931,346 shares of its common stock, par value $.002, outstanding as of June 30, 1997.

PART I - FINANCIAL INFORMATION

                                  RADYNE CORP.
                                 BALANCE SHEETS

                                                                                JUNE 30,        DECEMBER 31,
Item 1 -         ASSETS                                                           1997              1996
                                                                               (Unaudited)        (Audited)
                                                                             ---------------   -------------

CURRENT ASSETS:
Cash and cash equivalents                                                    $   1,166,797   $      186,488
Accounts receivable, less allowance
for doubtful accounts of $27,000 and $13,000 respectively                        2,339,282        2,733,902
Inventories                                                                      3,622,055        1,991,360
Prepaid and other current assets                                                   117,804           94,298
                 Total Current Assets                                            7,245,938        5,006,048

PROPERTY AND EQUIPMENT - NET                                                     1,102,287          849,564

OTHER ASSETS:

Designs and drawings - net of accumulated
amortization of $596,863 and $475,696 respectively                                 583,137          701,643
Deposits                                                                            15,662           15,662
                                                                      --------------------------------------

                                Total                                        $   8,947,024    $   6,572,917
                                                                      ======================================

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Notes payable under lines of credit                                          $   7,500,000    $   1,993,820
Notes payable to affiliates                                                              0        6,600,000
Obligations under capital leases                                                    45,400           53,042


Accounts payable - trade                                                           817,489          805,279

Accounts payable - affiliate                                                             0          436,362

Accrued liabilities                                                                769,469          926,956

Taxes payable                                                                       50,000           42,116

                                                                      ---------------------------------------
                      Total Current Liabilities                                  9,182,358       10,857,575

OBLIGATIONS UNDER CAPITAL LEASES                                                    78,500           81,016

TAXES PAYABLE                                                                       52,963           80,952

                                                                      ---------------------------------------
                          Total Liabilities                                      9,313,821       11,019,543
                                                                      ---------------------------------------

STOCKHOLDERS' CAPITAL DEFICIENCY
Common stock, $.002 par value, 20,000,000
shares authorized, shares issued and outstanding, 5,931,346 and
3,759,721 at June 30, 1997 and December 31, 1996 respectively                       11,863            7,519

Additional paid-In capital                                                       5,756,240          605,782

Accumulated deficit                                                            (6,038,400)       (5,059,927)
Notes receivable - employees                                                      (96,500)                0
                                                                      ---------------------------------------
                          Total Stockholders'               `                    (366,797)       (4,446,626)
Capital Deficiency

                          Total                                             $   8,947,024    $    6,572,917
                                                                      =======================================


The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,        JUNE 30,      JUNE 30,      JUNE 30,
                                                           1997            1996          1997           1996
                                                       --------------------------------------------------------
NET SALES                                             $  2,811,596   $    545,525   $ 5,552,264   $  1,432,288

COST OF SALES                                            1,654,095        595,634     3,333,906      1,084,066
                                                       --------------------------------------------------------

                 Gross Profit                            1,157,501        (50,109)    2,218,358        348,222
                                                       --------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                      926,780        494,811     1,738,061        997,463
  Research and development                                 572,079        664,882     1,123,721      1,206,372
                                                       --------------------------------------------------------
Total Operating Expenses                                 1,498,859      1,159,693     2,861,782      2,203,835

LOSS FROM OPERATIONS BEFORE INTEREST EXPENSE              (341,358)    (1,209,802)     (643,424)    (1,855,613)

INTEREST EXPENSE - NET                                     162,961         92,897       335,048        185,597

NET LOSS BEFORE PROVISION FOR INCOME TAXES                (504,319)    (1,302,699)     (978,472)    (2,041,210)

PROVISION FOR INCOME TAXES                                  -0-             -0-          -0-             -0-

                                                       --------------------------------------------------------

NET LOSS                                               $  (504,319)  $ (1,302,699)  $  (978,472)  $ (2,041,210)

                                                       ========================================================

NET LOSS PER COMMON SHARE                              $     (0.11)  $      (0.35)  $     (0.24)  $      (0.55)

                                                       ========================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                     4,443,110      3,749,721     4,122,303      3,739,870

                                                       ========================================================




The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.
                            STATEMENT OF CASH FLOWS



                                                                       SIX MONTHS ENDED
                                                              -----------------------------------
                                                              JUNE 30, 1997         JUNE 30, 1996
                                                              -------------         -------------
OPERATING ACTIVITIES:

Net Loss                                                     $   (978,473)         $(2,041,210)
Adjustments to reconcile net loss to cash flows used
     in operating activities:
     Depreciation and Amortization                                222,065               122,905

Changes in operating assets and liabilities:
     Accounts Receivable                                          394,620               448,410
     Inventories                                               (1,630,695)              (85,448)
     Prepaid and Other Current Assets                             (23,506)              137,256
     Deposits                                                           0                12,122
     Accounts Payable - Trade                                      12,210               219,320
     Accounts Payable - Affiliates                               (436,362)                    0
     Accrued Liabilities                                         (157,487)             (110,145)
     Taxes Payable                                                (20,105)              (10,623)
                                                     -------------------------------------------

        Net Cash used in Operating Activities                  (2,617,733)           (1,307,413)
                                                     -------------------------------------------

Cash flows from investing activities:
Capital Expenditures                                             (356,282)             (314,097)
                                                     -------------------------------------------

Cash flows from financing activities:
     Borrowing from Notes Payable under Line Of
     Credit Agreements                                          5,506,180                     0
     Proceeds from Notes Payable to Affiliates                          0             1,576,351
     Payments on Notes Payable to Affiliates                   (6,600,000)                    0
     Net Proceeds from sale of common stock                     5,154,802                     0

     Notes Receivable - employees                                 (96,500)                    0
     Principal payments on capital lease obligations              (10,158)                    0
                                                     -------------------------------------------
        Net Cash provided by financing activities               3,954,324             1,576,351
                                                     -------------------------------------------

Net increase (decease) in Cash                                    980,309               (45,159)
Cash, Beginning of year                                           186,488                46,130
                                                     -------------------------------------------
Cash, End of Period                                          $  1,166,797          $        971

                                                     ===========================================

Supplemental Disclosure of cash flow information:
     Interest paid                                           $    367,509          $    189,889
                                                     ===========================================


The accompanying notes are an integral part of these financial statements.

RADYNE CORP.
Notes to Financial Statements
(Information for JUNE 30, 1997 and JUNE 30, 1996 is Unaudited)

1.      Business

        Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.      Summary of Significant Accounting Policies

        (a)    Basis of presentation

        The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 1997 and the results of operations for the three months ended June 30, 1997 and June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1997 and June 30, 1996. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the financial statements included in the Company's Form 10-K for the six month period ended December 31, 1996.

        The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

        (b)    Revenue Recognition

        The Company recognizes revenue upon shipment of products.

        (c)    Inventories

        Inventories, consisting of satellite modems, converters and related products, are valued at the lower of cost (first-in, first-out) or market value including material, direct labor and overhead costs.

        (d)    Property and Equipment

        Property and equipment is stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method based on the following useful lives:

                               Machinery and Equipment      7 years

                               Furniture and fixtures       7 years

                               Leasehold improvements       5 years

RADYNE CORP.

Notes to Financial Statements
(Information for JUNE 30, 1997 and JUNE 30, 1996 is Unaudited)

        (e)    Designs and Drawings

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

        (f)    Research and Development

        The cost of research and development is charged to expense as incurred.

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

        (i) Rights Offering

        In November 1996 the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholder, Stetsys US, Inc. ("ST"), of subscription rights for the purchase of up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. This Rights Offering became effective on May 12, 1997 and was concluded in June. ST's affiliate exercised 1,976,000 of its rights and another 34,000 were exercised by individuals associated with such affiliate. 51,525 rights issued to stockholders other than ST were also exercised. In a related offering under the Company's Incentive Stock Option Plan, 110,100 shares of the Company's common stock were purchased by employees at $2.50 per share. Total proceeds received from the Rights Offering were partially offset by $275,000 of associated costs. The proceeds from the exercise of these rights were used, in part, to satisfy notes payable to affiliates shown on the accompanying balance sheet at December 31, 1996.

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

RADYNE CORP.

Notes to Financial Statements

(Information for JUNE 30, 1997 and JUNE 30, 1996 is Unaudited)

4.       Inventories


                                                             JUNE 30,       DECEMBER 31,
Inventories consist of the following:                          1997             1996
                                                         -----------------------------------
 Raw Materials and components                              $    1,161,543     $   1,108,019
 Work in process                                                1,766,299           792,119
 Finished Goods                                                   934,213           577,222
                                                         -----------------------------------
       Sub Total                                                3,862,055         2,477,360

 Less Valuation Allowance                                        (240,000)         (486,000)
                                                         -----------------------------------
       Total                                               $    3,622,055     $   1,991,360
                                                         ===================================



5.       Property and Equipment




                                                                 JUNE 30,        DECEMBER 31,
Property and Equipment consist of the following:                   1997             1996
                                                         -----------------------------------
Machinery and Equipment                                    $      990,821     $     731,778
Furniture and Fixtures                                            340,798           243,559
                                                         -----------------------------------
       Sub Total                                                1,331,619           975,337
Less:  accumulated depreciation
           and amortization                                      (229,332)         (125,773)

                                                         -----------------------------------
       Total                                                  $ 1,102,287     $     849,564
                                                         ===================================



6.       Accrued Liabilities



                                                             JUNE 30,       DECEMBER 31,
Accrued liabilities consist of the following:                  1997             1996
                                                         -----------------------------------
Wages and related payroll taxes                               $   110,296     $     356,624
Interest Expense                                                  167,877           194,492
Warranty Reserve                                                   99,053           139,775
Professional fees                                                  46,612           171,000
Other                                                             345,631            65,065
                                                         -----------------------------------
       Total                                                  $   769,469     $     926,956
                                                         ===================================


7.  Related Party Transactions

In July 1995, the Company's manufacturing operations were moved to an affiliate, Engineering and Technical Services, Inc ("ETS"), pending the Company's relocation to Phoenix. In September 1996, in recognition of the completion of the move to Phoenix and increase in staffing, the Board of Directors determined that the Company should resume direct manufacturing. During the period that ETS served as the Company's manufacturer, the Company handled purchases of manufactured goods as inter-company purchases. Purchases from ETS for the three month periods ended June 30, 1997 and June 30, 1996 were $ 0 and $ 300,090, respectively. During the six month periods ended June 30, 1997 and June 30, 1996, the Company purchased $ 0 and $ 659,256, respectively, under this arrangement.

Sales to ETS for the three month periods ended June 30, 1997 and June 30, 1996 were $15,650 and $11,070, respectively. Sales to ETS for the six month periods ended June 30, 1997 and June 30, 1996 were $29,150 and $ $61,178, respectively.

Notes payable to ST and affiliates outstanding at December 31, 1996 were paid with proceeds from the Rights Offering.

Interest expense on notes payable to affiliates was $57,610 and $97,189 for the three month period ended June 30, 1997 and the three month period ended June 30, 1996, respectively. For the six month periods which ended June 30, 1997 and June 30, 1996, interest expense on notes payable to affiliates was $105,929 and $189,889 respectively. All interest expenses to affiliates have been paid in full.

8. Notes Payable

        The Company has a note payable under a line of credit agreement with Bank of America, that permits outstanding borrowings of $5,000,000 with interest payable at IBOR plus 1.265% per annum (rates varied from 6.622%--7.41% on balances owed at June 30, 1997). The outstanding balance under this agreement as of June 30, 1997 was $3,700,000. The line of credit agreement expires in March 1998 and is renewable annually at the option of the Bank.

        The Company has a $5,500,000 credit agreement with Citibank, N.A. that includes $5,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to IBOR plus 1% per annum or alternative Citibank's Quoted Rate plus 1% per annum (rates varied from 6.625%-6.9% on balances owed at June 30, 1997). The credit agreement requires the Company to maintain certain financial leverage ratios. The availability of additional borrowings under the credit agreement expires December 31, 1997 and is renewable annually at the option of the Bank. The Company owed $3,800,000 under the agreement as of June 30, 1997 and has paid down $400,000 subsequent to June 30, 1997.

RADYNE CORP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Company's assets have increased from $6,572,917 at December 31, 1996 to $8,947,024 at June 30, 1997, while the Company's liabilities have decreased from $11,019,543 at December 31, 1996 to $9,313,821 at June 30, 1997. The
increase in net assets (assets minus liabilities) of $4,079,829 relates to the Company's net loss for the three month period ending June 30, 1997 offset by the net decrease in Stockholder Capital Deficiency due to the conclusion of the Rights Offering and the related satisfaction of notes payable to affiliates.

        Results of operations for the three month period ended June 30, 1997 compared to the fiscal period ended June 30, 1996, were as follows:

        The Company's net sales increased 415% to $2,811,596 during the period ended June 30, 1997 from $545,525 during the period ended June 30, 1996 as a result of the Company's introduction of new products and aggressive marketing efforts. A substantial portion of the sales increase came from the new digital video product line that has enjoyed tremendous market acceptance. Likewise, new RF products like the C-Band Up and Down Converters have been accepted nicely. Other products which contributed to the increase were the RCS-10 and RCS-20 subsystems with their associated modems and the new DMD-2401 modem line.

        The Company's cost of sales as a percentage of net sales decreased to 59% during the period ended June 30, 1997 from 109% during the fiscal period ended June 30, 1996. Start-up costs associated with the delivery of new products to the marketplace accounted for the high prior period costs while on-going efforts to reduce costs paid off during the current period.

        Selling, general and administrative costs increased to $926,780 (33% of sales) during the current period from $494,811 (91% of sales) during the fiscal period ended June 30, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was as a result of the increase in the Company's base business level during the period. Marketing expenses have substantially increased as the Company has attempted to position itself to compete head-to-head with larger competitors without giving up margin advantages.

        Research and development expenditures decreased to $572,079 (20% of sales) during the period ended June 30, 1997 from $664,882 (122% of sales) during the period ended June 30, 1996. The decreased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was as a result of the increase in the Company's base business level during the period and the redirection of efforts to marketing our newer lines of products.

        Net interest expense increased from $92,897 in the period ended June 30, 1996 to $162,961 in the current period due mainly to an increase in the Company's debt level.

        Based on the increases in margins and lower costs in terms of percent of sales as outlined above, the Company experienced a net loss of ($504,319) during the period ended June 30, 1997 as compared with a net loss of ($1,302,699) during the period ended June 30, 1996.

        The Company's new-orders-booked (Bookings) increased 225% to $5,341,368 for the period ended June 30, 1997 from $1,641,100 for the period ended June 30, 1996. This increase was primarily due to the successful introduction of certain new product lines to the market during and after the period ended June 30, 1996.

        The Company's level of unfilled-orders-to-ship (Backlog) increased 197% to $4,269,002 at June 30, 1997 from $1,439,038 at June 30, 1996 primarily due to the increased Bookings referred to above and like increases in the previous quarter.

RADYNE CORP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.




        Results of operations for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996, were as follows:

        The Company's net sales increased 288% to $5,552,264 during the period ended June 30, 1997 from $1,432,288 during the six months ended June 30, 1996 as a result of the Company's introduction of new products during and after the prior period. A substantial portion of the sales increase came from the new digital video product line that has enjoyed tremendous market acceptance. Other products which contributed to the increase were the RCS-10 and RCS-20 subsystems with their associated modems, the new DMD-2401 modem and the RF product lines.

        The Company's cost of sales as a percentage of net sales decreased to 60% during the period ended June 30, 1997 from 76% during the fiscal period ended June 30, 1996. A reduction in start-up costs associated with the delivery of new products to the marketplace during the current period accounted for the major portion of the decrease in costs. Cost reduction efforts begun during the prior period have assisted in the reduction of direct costs also.

        Selling, general and administrative costs increased to $1,738,061 (31% of sales) during the current period from $997,463 (70% of sales) during the six month period ended June 30, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was partially as a result of the increase in the Company's base business level during the period. The Company's marketing expenses have increased substantially as the Company has attempted to position itself in the marketplace to compete head-to-head with larger competitors without giving up margin advantages.

        Research and development expenditures decreased to $1,123,721 (20% of sales) during the period ended June 30, 1997 from $1,206,372 (84% of sales) during the six months ended June 30, 1996. The decreased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was as a result of the increase in the Company's base business level during the period and the redirection of efforts from research to improving of our older product lines for manufacturability and lower costs.

        Net interest expense increased from $185,597 in the period ended June 30, 1996 to $335,048 in the current period due to an increase in the Company's debt level.

        Based on the increases in costs and expenses as offset by the increase in revenues and gross margins as outlined above, the Company experienced a net loss of ($978,472) during the period ended June 30, 1997 as compared with a net loss of ($2,041,210) during the six months ended June 30, 1996.

        The Company's new-orders-booked (Bookings) increased 176% to $7,348,001 for the period ended June 30, 1997 from $2,658,311 for the period ended June 30, 1996.

This increase was primarily due to the successful introduction of certain new product lines to the market during and after the period ended June 30, 1996.

        The Company's level of unfilled-orders-to-ship (Backlog) increased 197% to $4,269,002 at June 30, 1997 from $1,439,038 at June 30, 1996 primarily due to the increased Bookings referred to above and like increases in the previous six months.

Liquidity and Capital Resources

        The Company's working capital deficit was ($1,936,000) at June 30, 1997, an improvement of $3,916,000 from ($5,852,000) at December 31, 1996. The decrease in the deficit was due primarily to a $1,094,000 decrease in net borrowings and net proceeds from the Rights Offering.

        Net cash used in operating activities was $2,618,000 for the period ended June 30, 1997, as compared to $1,307,000 used in the six months ended June 30, 1996. Management considers these differences to be consistent with the introduction of new products which resulted in increased inventory levels coupled with an increase in the overall business activities of the Company.

        Cash used in investing activities, consisting of additions to equipment, amounting to $356,000 for the period ended June 30, 1997 was comparable to the prior period amount of $314,000.

        The Company derived net cash from financing activities of $3,954,000 and $1,576,000 during the periods ended June 30, 1997 and June 30, 1996, respectively, with the difference resulting from net proceeds received from the Rights Offering.

        As a result of the foregoing, the Company increased its cash balances by $1,167,000 and $1,000 for the six months ended June 30, 1997 and the period ended June 30, 1996, respectively,.

                           PART II - OTHER INFORMATION

Item 6 -       Exhibits and Reports on Form 8-K.

(a)    Exhibit       Description

 3.1*  Restated Certificate of Incorporation

 3.2*  Bylaws, as amended and restated

10.1** 1996 Incentive Stock Option Plan

10.2***Employment Agreement with Robert C. Fitting (Radyne Termsheet)

10.3***Agreement with Merit Microwave, Inc. and Peter Weisskopf

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

Dated:     August  13, 1997                RADYNE CORP.

                                           By: /s/ Robert C. Fitting
                                              --------------------------
                                               Robert C. Fitting
                                               President


                                           By: /s/ Garry D. Kline
                                              --------------------------
                                               Garry D. Kline
                                               Chief Financial Officer