Form 10-Q
period 1997-09-30
RADYNE CORP
filed 1997-11-06
CIK 718573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the three month period ended September 30, 1997.

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

                                  602-437-9620

                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for
the past 90 days.                  YES  X    NO
                                       ---      ---

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.                             YES  X    NO
                                       ---      ---

           The registrant had 5,931,346 shares of its common stock, par value $.002, outstanding as of September 30, 1997.

                         PART I - FINANCIAL INFORMATION
                                  RADYNE CORP.
                                  BALANCE SHEET


                                                                           SEPTEMBER 30, 1997           DECEMBER 31, 1996
             Item 1                                                            UNAUDITED                      AUDITED

Current Assets:
Cash & Cash Equivalents                                                    $            83              $         186,488
Account Receivable, less allowance
for doubtful accounts of $47,000 and $13,000, respectively                       3,584,872                      2,733,902
Inventories                                                                      5,249,754                      1,991,360
Prepaid and Other Current Assets                                                    33,991                         94,298
                                                                    ----------------------        -----------------------
             Total Current Assets                                                8,868,700                      5,006,048

Property and Equipment - Net                                                     1,340,335                        849,564

Other Assets:

Designs and Drawings - Net of accumulated amortization
of $654,274 and $475,696 respectively                                              525,726                        701,643
Deposits                                                                            15,662                         15,662

                                                                     ======================        =======================
             Total Assets                                                  $    10,750,423               $      6,572,917
                                                                     ======================        =======================

Liabilities and Stockholders' Capital Deficiency

Current Liabilities:

Notes Payable under Lines of Credit                                        $     8,700,000               $      1,993,820
Notes Payable to Affiliates                                                              0                      6,600,000
Obligations under Capital Leases                                                   120,088                         53,042
Accounts Payable - Trade                                                         1,220,100                        805,279
Accounts Payable - Affiliates                                                            0                        436,362
Accrued Liabilities                                                                804,584                        926,956
Taxes Payable                                                                       50,000                         42,116
                                                                     ----------------------        -----------------------
             Total Current Liabilities                                          10,894,772                     10,857,575

Obligation under capital leases                                                    108,962                         81,016
Taxes payable                                                                       51,836                         80,952
                                                                     ----------------------        -----------------------
             Total Liabilities                                                  11,055,570                     11,019,543
                                                                     ----------------------        -----------------------

Stockholders' Capital Deficiency
Common Stock, $002 par value, 20,000,000 shares authorized,
shares issued and outstanding were 5,931,346 and
3,759,721 at September 30, 1997 and December 31, 1996,
Respectively                                                                        11,863                          7,519
Additional Paid-In Capital                                                       5,694,805                        605,782
Accumulated Deficit                                                             (5,952,587)                    (5,059,927)
Notes Receivable - Employees                                                       (59,228)                             0
                                                                     ----------------------        -----------------------
Total Stockholders' Capital Deficiency                                            (305,147)                    (4,446,626)
                                                                     ----------------------        -----------------------

             Total                                                         $    10,750,423               $      6,572,917
                                                                     ======================        =======================

The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPT 30, 1997     SEPT. 30, 1996    SEPT. 30, 1997  SEPT. 30, 1996

Net Sales                                                        $   4,434,112     $   1,292,646     $  9,986,377    $  2,724,934
Cost of Sales                                                        2,397,597         1,052,385        5,529,267       2,136,451
                                                          ------------------------------------------------------------------------
              Gross Profit                                           2,036,515           240,261        4,457,110         588,483
                                                          ------------------------------------------------------------------------

Operating Expenses:
Selling, general and administrative                                  1,219,255           507,578        3,159,553       1,505,041
Research and development                                               569,177           438,599        1,692,899       1,644,971
                                                          ------------------------------------------------------------------------
              Total Operating Expenses                               1,788,432           946,177        4,852,452       3,150,012

Income (Loss) from operations before interest expense                  248,083          (705,916)        (395,342)     (2,561,529)

Interest Expense - Net                                                 162,270           112,260          497,318         297,857

                                                          ========================================================================
Net Income (Loss)                                                $      85,813     $    (818,176)    $   (892,660)   $ (2,859,386)
                                                          ========================================================================


Net Income (loss) per common shares                              $        0.01     $       (0.22)    $      (0.19)   $      (0.76)

                                                          ========================================================================
Weighted average number of common shares
and common share equivalents outstanding                             6,432,854         3,749,721        4,734,185       3,749,721
                                                          ========================================================================



The accompanying notes are an integral part of these financial statements.

                                  RADYNE CORP.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30, 1997      SEPTEMBER 30, 1996

OPERATING ACTIVITIES:

Net Loss                                                                            $      (892,660)          $   (2,859,386)
Adjustments to reconcile net loss to cash flows used
              in operating activities:
              Depreciation and Amortization                                                 347,202                  210,294

Changes in operating assets and liabilities:
              Accounts Receivable                                                          (850,970)                 242,912
              Inventories                                                                (3,258,394)                (515,555)
              Prepaid and Other Current Assets                                               60,307                  140,748
              Deposits                                                                            0                   12,122
              Accounts Payable - Trade                                                      414,821                  (23,311)
              Accounts Payable - Affiliates                                                (436,362)                 429,059
              Accrued Liabilities                                                          (122,372)                 (11,783)
              Taxes Payable                                                                 (21,232)                 (28,359)

                 Net Cash used in Operating Activities                                   (4,759,660)              (2,403,259)

Cash flows from investing activities:
Capital Expenditures                                                                       (555,544)                (435,885)

Cash flows from financing activities:
              Borrowing from Notes Payable under Line Of
              Credit Agreements                                                           6,706,180                1,700,000
              Proceeds from Notes Payable to Affiliates                                           0                1,531,655
              Payments on Notes Payable to Affiliates                                    (6,600,000)                       0
              Net Proceeds from sale of common stock                                      5,093,367                        0
              Notes Receivable - employees                                                  (59,228)                       0
              Payments on Long Term Debt                                                          0                        0
              Principle payments on capital lease obligations                               (11,520)                    (691)

                 Net Cash provided by financing activities                                5,128,799                3,230,964

Net increase (decease) in Cash                                                             (186,405)                 391,820
Cash, Beginning of year                                                                     186,488                   46,130
Cash, End of Period                                                                      $       83                $ 437,950


Supplemental Disclosure of cash flow information:

              Interest paid                                                              $  622,738                $ 302,149

Supplemental Disclosure of Noncash Investing and Financing Activities:

              The Company incurred Capital Lease obligations of $106,512 for new machinery and equipment for the nine month period Ended September
              30, 1997.



The accompanying notes are an integral part of these financial statements.

RADYNE CORP.

NOTES TO FINANCIAL STATEMENTS

(INFORMATION FOR SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 IS UNAUDITED)

1.         BUSINESS
           Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. On August 12, 1996 the Company became a majority owned subsidiary of Stetsys US, Inc. The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A)       BASIS OF PRESENTATION
           The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 1997 and the results of operations for the three months ended September 30, 1997 and September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1997 and September 30, 1996. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the financial statements included in the Company's Form 10-K for the six-month period ended December 31, 1996.

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

           (D)       PROPERTY AND EQUIPMENT
           Property and equipment is stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements that extend the useful lives of assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method based on the following useful lives:

                     Machinery and Equipment        7 years
                     Furniture and fixtures         7 years
                     Leasehold improvements         5 years

RADYNE CORP.

NOTES TO FINANCIAL STATEMENTS

(INFORMATION FOR SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 IS UNAUDITED)

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

           (G)       TAXES ON INCOME
           The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from amortization of certain designs and drawings and accruals for warranty reserves and compensated absences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized as income in the period that includes the enactment date.

           (H)       PER SHARE DATA
           Earnings (loss) per share of common stock were computed by dividing Net Income (Loss) by the weighted average number of shares of common stock outstanding during each of the periods presented.

           (I)       RIGHTS OFFERING
           In November 1996 the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholder, Stetsys US, Inc. ("ST"), of subscription rights for the purchase of up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. This Rights Offering became effective on May 12, 1997 and was concluded in June. ST's affiliate exercised 1,976,000 of its rights and individuals associated with such affiliate exercised another 34,000. 51,525 rights issued to stockholders other than ST were also exercised. In a related offering under the Company's Incentive Stock Option Plan, 110,100 shares of the Company's common stock were purchased by employees at $2.50 per share. Total proceeds received from the Rights Offering were partially offset by $336,000 of associated costs. The proceeds from the exercise of these rights were used, in part, to satisfy notes payable to affiliates shown on the accompanying balance sheet at December 31, 1996.

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

                                  RADYNE CORP.
                          NOTES TO FINANCIAL STATEMENTS
                      INFORMATION FOR SEPTEMBER 30, 1997 IS
                                   (UNAUDITED)



4       INVENTORIES                                               SEPTEMBER 30, 1997            DECEMBER 31, 1996

       Inventories consist of the following:
       Raw materials and components                              $              2,379,424      $              1,108,019
       Work in Process                                                          1,952,117                       792,119
       Finished Goods                                                           1,158,213                       577,222
                                                             -----------------------------------------------------------
       Subtotal                                                                 5,489,754                     2,477,360
                                                             -----------------------------------------------------------
       Less Valuation Allowance                                                 (240,000)                     (486,000)

                                                             ===========================================================
       Total                                                     $              5,249,754      $              1,991,360
                                                             ===========================================================


5      PROPERTY AND EQUIPMENT                                          SEPTEMBER 30, 1997       DECEMBER 31, 1996

       Property and Equipment consist of the following:

       Machinery and Equipment                                   $              1,302,170     $                 731,778
       Furniture and Fixtures                                                     335,223                       243,559
                                                             -----------------------------------------------------------
       Subtotal                                                                 1,637,393                       975,337
                                                             -----------------------------------------------------------

       Less: Accumulated depreciation & Amortization                            (297,058)                     (125,773)

                                                             ===========================================================
       Total                                                     $              1,340,335     $                 849,564
                                                             ===========================================================


6      ACCRUED LIABILITIES                                             SEPTEMBER 30, 1997       DECEMBER 31, 1996

       Accrued liabilities consist of the following:

       Wages and related payroll taxes                          $                 355,981     $                 356,624
       Interest Expense                                                            77,030                       194,492
       Warranty Reserve                                                            99,053                       139,775
       Professional fees                                                           87,095                       171,000
       Other                                                                      185,425                        65,065
                                                             ===========================================================
       Total                                                    $                 804,584     $                 926,956
                                                             ===========================================================


7.  RELATED PARTY TRANSACTIONS

           In July 1995, the Company's manufacturing operations were moved to an affiliate, Engineering and Technical Services, Inc ("ETS"), pending the Company's relocation to Phoenix. In September 1996, in recognition of the completion of the move to Phoenix and increase in staffing, the Board of Directors determined that the Company should resume direct manufacturing. During the period that ETS served as the Company's manufacturer, the Company handled purchases of manufactured goods as inter-company purchases. Purchases from ETS for the three month periods ended September 30, 1997 and September 30, 1996 were $ 0 and $ 369,100 respectively. During the nine month periods ended September 30, 1997 and September 30, 1996, the Company purchased $ 0 and $ 669,100, respectively, under this arrangement.

           Sales to ETS for the three month periods ended September 30, 1997 and September 30, 1996 were $110,850 and $0, respectively. Sales to ETS for the nine month periods ended September 30, 1997 and September 30, 1996 were $140,000 and $61,178 respectively.

           Notes payable to ST and affiliates outstanding at December 31, 1996 were paid with proceeds from the Rights Offering.

           Interest expense on notes payable to affiliates was $0 and $112,260 for the three month period ended September 30, 1997 and the three month period ended September 30, 1996, respectively. For the nine month periods, which ended September 30, 1997 and September 30, 1996, interest expense on notes payable to affiliates was $147,929 and $302,149 respectively. All interest expense to affiliates has been paid in full.

           Management fees charged by affiliates, which were included in Selling, General & Administrative expenses, amounted to $0 and $90,000 for the nine month period ended September 30, 1997 and September 30, 1996, respectively.

8. NOTES PAYABLE

           The Company has a note payable under a line of credit agreement with Bank of America, that permits outstanding borrowings of $5,000,000 with interest payable at IBOR plus 1.265% per annum (rates varied from 7.156%-7.41% on balances owed at September 30, 1997). The outstanding principal balance under this agreement as of September 30, 1997 was $4,800,000 and the Company has borrowed an additional $200,000 subsequent to September 30, 1997. The line of credit agreement expires in March 1998 and is renewable annually at the option of the Bank.

           The Company has a $5,500,000 credit agreement with Citibank, N.A. that includes $5,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to IBOR plus 1% per annum or alternative Citibank's Quoted Rate plus 1% per annum (rates varied from 6.844%-6.969% on balances owed at September 30, 1997). The credit agreement requires the Company to maintain certain financial leverage ratios. The availability of additional borrowings under the credit agreement expires December 31, 1997 and is renewable annually at the option of the Bank. The Company owed principal of $3,900,000 under the agreement as of September 30, 1997.

RADYNE CORP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

           The Company's assets have increased from $6,572,917 at December 31, 1996 to $10,750,423 at September 30, 1997, while the Company's liabilities have increased from $11,019,543 at December 31, 1996 to $11,055,570 at September 30, 1997. The increase in net assets (assets minus liabilities) of $4,141,479 is mainly the result of generating net proceeds of approximately $5,100,000 from the sale of common stock.

           Results of operations for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996, were as follows:

           The Company's net sales increased 243% to $4,434,112 during the period ended September 30, 1997 from $1,292,646 during the period ended September 30, 1996 as a result of the Company's introduction of new products and aggressive marketing efforts. A substantial portion of the sales increase came from the new DMD-2401 modem line that has enjoyed tremendous market acceptance. Likewise, new RF products like the C-Band Up and Down Converters have been accepted nicely. Other products that contributed to the increase were the RCS-10 and RCS-20 subsystems with associated modems and the new digital video product line.

           The Company's cost of sales as a percentage of net sales decreased to 54% during the period ended September 30, 1997 from 81% during the fiscal period ended September 30, 1996. Start-up costs associated with the delivery of new products to the market place accounted for the high prior period costs while on-going efforts to reduce costs through streamlining of the manufacturing process has paid off during the current period.

           Selling, general and administrative costs increased to $1,219,255 (27% of sales) during the current period from $507,578 (39% of sales) during the fiscal period ended September 30, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was as a result of the increase in the Company's base business level during the period. Marketing expenses have substantially increased as the Company has attempted to position itself to compete head-to-head with larger competitors without giving up margin advantages.

           Research and development expenditures increased to $569,177 (13% of sales) during the period ended September 30, 1997 from $438,599 (34% of sales) during the period ended September 30, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was a result of the increase in the Company's base business level during the period and the redirection of efforts to marketing our newer lines of products.

           Net interest expense increased from $112,260 in the period ended September 30, 1996 to $162,270 in the current period due mainly to an increase in the Company's debt level.

           Based on the increases in margins and lower costs in terms of percentage of sales as outlined above, the Company experienced net income of $85,813 during the period ended September 30, 1997 as compared with a net loss of ($818,176) during the period ended September 30, 1996.

           The Company's new-orders-booked (Bookings) decreased by (41)% to $2,094,061 for the period ended September 30, 1997 from $3,579,183 for the period ended September 30, 1996. This decrease was primarily due to expected orders slipping into the fourth quarter. The Company does not see the decrease in orders as significant as large orders are received on a cyclical basis.

           The Company's level of unfilled-orders-to-ship (Backlog) increased 24% to $4,621,790 at September 30, 1997 from $3,725,575 at September, 1996 primarily due to the record breaking level of Bookings received during the previous quarter. About 85% of the above backlog is scheduled to be shipped by the end of the current calendar year.

RADYNE CORP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

           Results of operations for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996, were as follows:

           The Company's net sales increased 266% to $9,986,377 during the period ended September 30, 1997 from $2,724,934 during the nine month period ended September 30, 1996 as a result of the Company's introduction of new products during and after the prior period. A substantial portion of the sales increase came from the new DMD-2401 modem that has enjoyed tremendous market acceptance. Other products which, contributed to the increase, were the RCS-10 and RCS-20 subsystems with associated modems, and the RF product lines and the new digital video product line.

           The Company's cost of sales as a percentage of net sales decreased to 55% during the period ended September 30, 1997 from 78% during the nine month period ended September 30, 1996. A reduction in start-up costs associated with the delivery of new products to the market place during the current period accounted for the major portion of the decrease in costs. Cost reduction efforts, which had begun during the prior period and the streamlining of the manufacturing process have assisted in the reduction of direct costs.

           Selling, general and administrative costs increased to $3,159,553 (32% of sales) during the current period from $1,505,041 (55% of sales) during the nine month period ended September 30, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was, in part, a result of the increase in the Company's base business level during the period. The Company's marketing expenses have increased substantially as the Company has attempted to position itself in the marketplace to compete head-to-head with larger competitors without giving up margin advantages. Additionally, the Company has embarked on a full-scale marketing effort to seek out new product opportunities, which will enhance our current product lines and provide a full array of product options for our customers.

           Research and development expenditures increased to $1,692,899 (17% of sales) during the period ended September 30, 1997 from $1,644,971 (60% of sales) during the nine month period ended September 30, 1996. The increased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was, in part, a result of the increase in the Company's base business level during the period and the redirection of efforts from research to improving of our older product lines for manufacturability and lower costs.

           Net interest expense increased from $297,857 in the period ended September 30, 1996 to $497,318 in the current period due to an increase in the Company's debt level.

           Based on the increases in costs and expenses as offset by the increase in revenues and gross margins as outlined above, the Company experienced a net loss of ($892,660) during the period ended September 30, 1997 as compared with a net loss of ($2,859,386) during the nine month period ended September 30, 1996.

           The Company's new-orders-booked (Bookings) increased 44% to $9,442,062 for the period ended September 30, 1997 from $6,537,899 for the period ended September 30, 1996. This increase was primarily due to the successful introduction of certain new product lines to the market during and after the period ended September 30, 1996.

           The Company's level of unfilled-orders-to-ship (Backlog) increased 24% to $4,621,790 at September 30, 1997 from $3,725,575 at September 30, 1996 primarily due to the increased Bookings referred to above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital deficit was ($2,026,072) at September 30, 1997, an improvement of $3,825,455 from ($5,851,527) at December 31, 1996.
The decrease in the deficit was due primarily to the net proceeds from the sale of common stock.

           Net cash used in operating activities was $4,759,660 for the period ended September 30, 1997, as compared to $2,403,259 used in the nine month period ended September 30, 1996. Management considers these differences to be consistent with the introduction of new products which resulted in increased inventory and account receivable levels coupled with an increase in the overall business activities of the Company.

           Cash used in investing activities, consisting of additions to equipment, amounting to $555,544 for the period ended September 30, 1997 was comparable to the prior period amount of $435,885.

           The Company derived net cash from financing activities of $5,128,799 and $3,230,964 during the periods ended September 30, 1997 and September 30, 1996, respectively.

           As a result of the foregoing, the Company decreased its cash balances by 186,405 for the nine month period ended September 30, 1997, and increased its cash balance by 391,820 for the nine month period ended September 30, 1996.

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

Dated: OCTOBER  23, 1997                       RADYNE CORP.
       ------------------
                                               By:  /s/ Robert C. Fitting
                                                  --------------------------
                                                    Robert C. Fitting
                                                    President

                                               By:  /s/ Garry D. Kline
                                                  --------------------------
                                                     Garry D. Kline
                                                     Chief Financial Officer