Form 10-K
period 1997-12-31
RADYNE CORP
filed 1998-03-27
CIK 718573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR    COMMISSION FILE NUMBER
ENDED DECEMBER 31, 1997         0-11685

                            ------------------------

                                  RADYNE CORP.

             (Exact name of Registrant as specified in its charter)

          NEW YORK                  11-2569467
(State or other jurisdiction     (I.R.S. Employer
     of incorporation or        Identification No.)
        organization)

                  5225 S. 37TH STREET, PHOENIX, ARIZONA 85040
              (Address of Principal Executive Offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (602) 437-9620

      SECURITIES REGISTERED UNDER SECTION 12 (B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.002 PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of March 4, 1998 was approximately $1,388,000.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes _X_ No ____

    As of March 10, 1998, there were 5,931,346 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the Letter of the President included in the Annual Report to Stockholders and in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of the control of the Company, such as interest rates, foreign exchange rates and changes in raw material costs, along with other factors noted in this Form 10-K with respect to the Company's business.

ITEM 1. BUSINESS

GENERAL

    Radyne was incorporated in the State of New York on November 25, 1980. The Company's current address is 5225 South 37th Street, Phoenix, Arizona 85040 and its telephone number is (602) 437-9620.

    Radyne has been involved in the advanced design and production of digital data communications equipment and associated equipment for satellite telecommunications systems for over seventeen years. Since the Company's inception in 1980, Radyne has established itself as a supplier in the satellite ground equipment business.

    Radyne designs, manufactures and sells satellite modems, frequency converters, ancillary products and equipment racks containing integrated modems and supporting equipment for data communications.

    Although the Company was forced to file for Chapter 11 bankruptcy protection in April 1994, it successfully emerged from bankruptcy in December of that year upon the acquisition of approximately 91% of its Common Stock by Engineering and Technical Services, Inc. ("ETS"), then a major customer of Radyne. On August 12, 1996, ETS was acquired by Singapore Technologies Pte Ltd through its indirect wholly owned subsidiary, Stetsys US, Inc. ("ST"). As a result, approximately 91% of the Company's Common Stock is now held by ST and an affiliate thereof. See "Bankruptcy Reorganization" below.

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

    On June 16, 1997, the Company completed an offering of its Common Stock to its shareholders of record ("Rights Offering"). The Company sold a total of 2,171,625 shares of its Common Stock, including 144,100 shares to Directors and employees of the Company and its affiliates and 1,976,000 shares to an affiliate of ST, for $2.50 per share. The total proceeds of the Rights Offering were $5,429,063, partially offset by $335,696 in associated costs.

OPERATING STRATEGY

    Radyne's operating strategy is to (i) continue to build on the experience, skills and customer access of its new management team, (ii) capitalize on its development of smaller, less costly satellite modems, and (iii) expand into market segments, such as rural telephone, private networks, government networks and compressed television transmission. See "Target Markets" below.

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

    Radyne's modems cover data rates from 2.4 Kilobytes per second to 155 Megabytes per second. The Company's frequency converters handle all three frequency bands used in satellite communications. Radyne believes that most of its current line of modems and converters are smaller and lower priced than the previous generation of products, enabling large system installation in significantly less rack space than the products of the Company's competitors. The Company also markets redundancy switches which operate in conjunction with satellite modems and converters and provide automatic fault monitoring and switch over to standby equipment in the event of modem or converter failure.

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

    The development of digital compression technology has allowed the transmission of television in a small bandwidth, which has made TV transmission by satellite more economical than ever before. Video compression allows many times more channels on a satellite than was previously the case, thus producing a market of major interest. This compression technology is used for transmission of TV to network facilities, distribution of cable TV to cable companies, high definition TV distribution and video teleconferencing. Radyne has developed modulator products to be used in conjunction with compression equipment and has been shipping these products for over one and one-half years with exceptional market acceptance.

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

    On December 16, 1994, the Bankruptcy Court confirmed the Company's Plan of Reorganization effective at the close of business on December 16, 1994. The Plan, which has been consummated, called for the establishment of an escrow account from which to pay claims and provided for the following:

        (1) Exchange of Debt for Common Stock--The Company issued 17,000,000 (prior to a 1-for-5 Reverse Split) shares of previously authorized but unissued Common Stock to Radyne Florida (a special purpose subsidiary of ETS), which had previously purchased the Company's secured bank debt and the position of certain holders of secured promissory notes. This issuance of stock gave Radyne Florida approximately 91% of the Company's outstanding Common Stock. In exchange for the stock, the Company was discharged of $2,350,000 of debt owed to Radyne Florida. In addition, the 1,750,000 warrants held by Radyne Florida (purchased with the secured promissory notes) were cancelled.

        (2) Cancellation of Debt--Unsecured claims and capitalized lease obligations were settled as follows:

                                                       ORIGINAL
TYPE OF CLAIM                                           AMOUNT      REDUCTIONS    COMPROMISED
---------------------------------------------------  ------------  ------------  -------------
Accounts payable, accrued expenses, and capitalized
  lease obligations................................  $  1,483,343  $  1,111,872   $   371,471
Convertible debentures and bridge notes............       487,885       439,225        48,660
Taxes..............................................       309,143        99,866       209,277
                                                     ------------  ------------  -------------
                                                     $  2,280,371  $  1,650,963   $   629,408
                                                     ------------  ------------  -------------
                                                     ------------  ------------  -------------

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

TARGET MARKETS

    Radyne has historically operated in an industry that has relatively few customers. Today, fewer than 1,000 customers make up the market for satellite data communication subsystems. Radyne's target markets include international telecommunications, high speed satellite communications, rural telephony and private network DAMA (demand assigned multiple access) users, as well as the United States Government. Currently, Radyne has a presence in the international telecommunications market, the DAMA products market and, with its new DM-45/DD-45 and MM-155 modems, the High- Speed Video Conferencing and High Definition Television markets but anticipates movement into the other markets in the near future. Of course, there can be no assurance that Radyne will succeed in capturing a significant share of these other markets.

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

Satellites have an average of 24 transponders each. For each transponder, an average of 50 modems is required (25 on the transmitting side and 25 on the receiving end).

    Rural telephony and private network DAMA products require special communications equipment which is efficient for low traffic volume at many different locations. DAMA products allow many users to access the same channel on demand. Radyne serves the DAMA products segment of the market with its DMD-2400 modem. The DMD-2400 can be utilized in both rural telephony and private network systems. Rural telephony can be described as an intra-country telecommunications network linking many small villages or islands in a country like the Philippines, for example, ultimately allowing the villages to communicate with each other and the world. A private network can be described as a network in the commercial world. For example, many banks and other financial institutions, airlines, and large and multi-unit corporations have the need for satellite communications and may be linked via private networks.

    Additionally, the Company has developed the new DMD-2401 VSAT/SCPC Modem, which has enhanced features, to compliment the DMD-2400 products and to address other user requirements. The Company sells its DAMA/VSAT compatible products to system integrators (customers who make a business of supplying turnkey earth station operations for their customers), domestically and abroad, as components to systems that they have designed, as well as directly to end users. The Company offers these products for sale on a global basis and believes their use to be global.

    Radyne has entered the high-speed satellite communications market with various products that have been designed to incorporate the most advanced technologies available. Communications equipment in this segment possesses higher data rate capabilities of approximately 12-155 megabits per second, allowing much more data to be transmitted. Over the last year and one-half, the Company has introduced products such as the DVB- 3000 and DVB-3030 for the Digital Television industry, which are ideal for use in digital video hub uplinks, flyaway and mobile satellite news gathering applications. The DD-45 and DM-45 is a multi-purpose solution for Digital Video Broadcast and High Speed data transmission for use in, among other things, cable system backup/restoral-over-satellite and high data rate links. The Company's newest high-speed entrants are the DM-160 and MM-160 that offer an excellent solution for high data rate requirements. Also, our new MM-155 Microwave Modem is ideal for microwave link upgrades.

    Additionally, the United States Government has provided a significant market opportunity for Radyne as the defense budget shrinks and it becomes cost prohibitive for the government to develop its own products. Because of the expected growth in commercial off-the-shelf (COTS) and non-developmental item
(NDI) procurement, Radyne has targeted the US Government as an important revenue source.

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

DMD-4500 IBS/IDR SATELLITE MODEM

    This standard satellite modem provides selectable functions for Intelsat IDR, IBS and closed network services and is easily programmable by earth station personnel. Data rates may be selected in 8 Kbps steps between 48 Kbps and 8.448 Mbps. The DMD- 4500 can be used with a variety of redundancy switches and other options.

DMD-2401 SATELLITE MODEM (NEW PRODUCT)

    The DMD-2401 is a low cost, light weight (8 pounds), fast acquisition (under 20 second) modem. It is capable of data rates ranging from 9.6 Kbps to 2.048 Mbps in steps of 1 Bps. Digital signal processing eliminates virtually all on-board adjustments. This modem is designed to perform as both ends of a single channel per carrier link or as a VSAT remote site modem in a hub system. Its other applications include video conferencing, long distance learning, paging and news gathering.

DVB-3000 AND DVB-3030 DIGITAL BROADCAST MODULATORS

    The DVB-3000 AND DVB-3030 are flexible, programmable digital video satellite modulators offering full compatibility with digital video standards. Their principal applications are for digital video hub uplinks, mobile satellite news gathering, video distribution and one-way data distribution. The DVB-3000 AND DVB-3030 are high speed, offering programmable data rates ranging from 1.0 to
30.0 Mbps and fixed data rates of 30 to 50 Mbps. They are frequency agile with a base range of 50 to 90 MHz and an optional range of 100 to 180 MHz in steps of
1.0 Hz.

CONVERTERS, TRANSLATORS AND OTHER MICROWAVE PRODUCTS

    Radyne has a complete line of synthesized frequency up converters and down converters. The SFC6400 C-Band Up Converter converts data or video signals in the IF range of 50-180 MHz to uplink frequencies between 5.845 and 6.420 GHz. The SFC4200 C-Band Down Converter converts microwave carriers in the 3.62 to
4.20 GHz range to the IF range of 50-180 MHz. The Company believes that its SFC1450 Ku-Band Up Converter and the SFC1275G Ku-Band Global Down Converter offer low phase noise, superior standard transmit output compression and the only down converter to receive data and detect carrier power simultaneously. The SFC1468 Tri-Band Synthesized Up Converter is capable of converting signals in the IF range of 50-180 MHz to C, X and Ku band microwave uplink carriers. The SFC1274G Tri-Band Synthesized Down Converter does the reverse.

    The Company also offers a full line of Loop Test Translators, including C-Band, Ku-Band, X-Band and Tri-Band models. These are self contained frequency converters which perform transmit to receive loopback testing of earth station equipment.

    Following is a comparison of sales, by product category:

                                               TWELVE MONTHS     SIX MONTHS    TWELVE MONTHS
PRODUCT CATEGORY                               ENDED 12-31-97  ENDED 12-31-96  ENDED 6-30-96
---------------------------------------------  --------------  --------------  --------------
Modems and Peripherals.......................   $ 11,605,016    $  4,453,807    $  3,626,398
Microwave Products...........................   $  1,841,836    $    451,252    $    203,125
                                               --------------  --------------  --------------
Totals.......................................   $ 13,446,852    $  4,905,059    $  3,829,523

MANUFACTURING

    The Company's products are to a certain extent assembled and tested at its Phoenix, Arizona facilities using subsystems and circuit boards supplied by subcontractors. Although the Company believes that it maintains adequate stock to reduce the procurement lead time for certain components, the Company's products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. In light of previous financial difficulties, Radyne had experienced some inflexibility on the part of certain suppliers in regard to credit terms for delivered components. Due to the Company's most recent history of credit performance, this inflexibility has subsided during the last fiscal period and the Company now enjoys an overall good working relationship with its vendors. However, in the event that such suppliers were to be unable or unwilling to fulfill the Company's requirements, the Company could experience an interruption in production until an alternative source of supply was developed. The Company maintains an inventory of certain chips and components and subassemblies to limit the potential for such an interruption. The Company believes that there are a number of companies capable of providing replacements for the types of unique chips and customized components and subassemblies used in its products.

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

    The Company's direct sales force is comprised of 10 individuals in the marketing department, supported by systems and applications engineers. Direct sales activities are focused on expanding the Company's international sales by identifying emerging markets and establishing new distributor accounts. Additionally, the Company directly targets certain major accounts which may provide entry into new markets or lead to subsequent distribution arrangements. Such major accounts tend to be telecommunications agencies and major corporations in new international markets. The Company has a customer service and support group, which primarily supports distributors and is responsible for after-sale support and installation supervision. In certain instances the Company uses third party companies for installation and maintenance.

    Significant customers for the periods ended as indicated were as follows:

                                                       SIX-MONTHS
                               TWELVE-MONTHS          DECEMBER 31,       TWELVE- MONTHS     SIX-MONTHS
                             DECEMBER 31, 1997            1996            JUNE 30, 1996    JUNE 30, 1995
                           ---------------------  ---------------------  ---------------  ---------------
Customer A...............              2.5%                   1.6%                6.4%            22.0%
Customer B...............              1.1                 -0-                 -0-                15.3
Customer C...............              1.1                    6.3                 8.1             14.2
Customer D...............              2.7                   15.6                12.7             11.7
Customer E...............              2.2                   18.3              -0-              -0-
Customer F...............             14.5                 -0-                 -0-              -0-

    No other customers represented more than 10% of the Company's sales.

    The Company's sales in its principal foreign markets for the year ended December 31, 1997 and for the six-month period ended December 31, 1996 consisted of the following percentages of total sales:

                                                  TWELVE MONTHS         SIX MONTHS          TWELVE MONTHS
REGION                                           ENDED 12-31-97       ENDED 12-31-96        ENDED 6-30-96
---------------------------------------------  -------------------  -------------------  -------------------
Asia.........................................              32%                  31%                  24%
Latin America................................              12%                  25%                   6%
Europe.......................................               7%                   9%                  20%

    Export sales, as a percentage of total net sales, were about 46% in the six and one half month period ended June 30, 1995, about 50% in the fiscal year ended June 30, 1996, about 66% for the six month period ended December 31, 1996, and approximately 55% for the fiscal year ended December 31, 1997. The Company believes that this figure may rise in subsequent periods. The Company considers its ability to continue to make sales in developing markets to be important to its growth potential. However, there can be no assurance that the Company will succeed in its efforts to cultivate such markets.

                                  COMPETITION

    The Company has a number of major competitors in the satellite communications field. These include large companies, such as Hughes Network Systems, NEC, the EFData division of California Microwave and Spar Aerospace, which have significantly larger and more diversified operations and greater financial, marketing, human and other resources than Radyne. The Company estimates that the major competitors, in the main markets in which it operates, have the following market shares as compared to the Company's share:

                                                                                       VSAT         GOV'T DATA
COMPETITOR                                         INTELSAT       DIGITAL VIDEO      NETWORKS        EQUIPMENT
-----------------------------------------------  -------------  -----------------  -------------  ---------------
EFData.........................................           35%               5%              25%             35%
Comstream/Spar.................................           10               10               10               5
Hughes Network.................................           10                0                0               0
NEC............................................           10               10                0               0
SSE/Fairchild..................................           10                0                5              15
Radyne.........................................           15               25                5               5

    The Company does not believe that any other single competitor has a greater than 10% market share for any of these product classes. However, the foregoing market share figures represent estimates based on the limited information available to the Company, and there can be no assurance of precision.

    The Company believes that it has been able to compete by concentrating its sales efforts in the international market, utilizing the resources of local distributors, and by emphasizing product features. However, most of the Company's competitors offer products which have one or more features or functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the relatively lower overall cost of its products, as compared to the costs generally offered by the Company's major competitors, have contributed to Radyne's ability to compete successfully. However, the Company's major competitors have the resources available to develop products with features and functions competitive with those offered by the Company. There can be no assurance that such competitors will not successfully develop such products or that the Company will be able to maintain a lower cost advantage for its products. Moreover, there can be no assurance that the Company will not experience increased competition in the future from these or other competitors currently unknown.

EMPLOYEES

    As of February 5, 1998, the Company had 75 full time employees, including two executive officers, 55 in engineering, manufacturing and marketing operations, and 18 in administration. None of the Company's employees are represented by a union or governed by a collective bargaining agreement, and the Company believes that its relations with its employees are satisfactory.

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

ITEM 2. PROPERTIES

    The Company's sole office and production facility consists of a 16,337 square foot facility in Phoenix, Arizona. This facility is leased at an annual cost of approximately $88,000. The fixed term of the lease expires on March 30, 1998, after which the term becomes month-to-month at a 25% increase in rental rate. On November 6, 1997, the Board of Directors authorized the Company to enter into a contract for a new facility, which is expected to be available for occupancy in July 1998. The term of the lease is 10 years with options to renew. The lease provides for rent in the amount of $45,000 per month, subject to a nominal increase dependant upon costs of tenant improvements, for the first year with an escalation of 3% per year during years 2 through 10 (Note 9). The building is approximately 65,000 square feet in size (and is expandable to some degree) and the Company believes that this new facility will provide for the company's expected growth for the next ten years.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of securities holders during the three months ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market under the OTC Bulletin Board symbol "RADN" (prior to the January 1997 1-for-5 Reverse Split, the symbol was "RDYN"). However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low trading prices as reported by the National Quotation Bureau, Inc. for the periods indicated. It should be noted that these quotations relate, to some extent, to periods prior to the Reverse Split. All pre-split quotations have accordingly been multiplied by 5. At March 24, 1998, the Company had approximately 450 shareholders of record. The Company believes that the number of beneficial owners is actually in excess of 1,300, due to the fact that a large number of shares are held in street name.

                                                                                    HIGH          LOW
                                                                                 -----------      ---
1996:
  First Quarter................................................................          55/8         21/2
  Second Quarter...............................................................          67/8         33/4
  Third Quarter................................................................          97/32         41/16
  Fourth Quarter...............................................................         10            5
1997:
  First Quarter................................................................          6            31/8
  Second Quarter...............................................................          31/4         3
  Third Quarter................................................................         103/4         5
  Fourth Quarter...............................................................         101/2         4

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected statement of operations data for the year ended December 31, 1997,the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half months ended December 16, 1994 and the selected balance sheet data at those dates, are derived from the Financial Statements of the Company and notes thereto audited by Deloitte & Touche LLP, independent certified public accountants for the Company. The selected statement of operations data for the year ended January 31, 1994 and the selected balance sheet data at January 31, 1994 are derived from the unaudited financial statements of the Company. These unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the financial position and results of operations for the periods presented. Per share data and shares outstanding reflect an adjustment for the effects of the 1-for-5 reverse split of the Company's common stock, which became effective on January 9, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this 10-K Annual Report.

STATEMENT OF OPERATIONS DATA

                            PREDECESSOR COMPANY (1)

                                                         SIX MONTHS                   SIX-AND-ONE-HALF  TEN-AND-ONE-HALF
                                          YEAR ENDED        ENDED       YEAR ENDED      MONTHS ENDED      MONTHS ENDED
                                         DECEMBER 31,   DECEMBER 31,     JUNE 30,         JUNE 30,        DECEMBER 16,
                                             1997           1996           1996             1995              1994
                                         -------------  -------------  -------------  ----------------  ----------------
Net Sales..............................  $  13,446,852  $   4,905,059  $   3,829,523   $    1,861,262    $    2,569,396
Cost of Sales..........................      8,022,262      4,052,433      2,559,350        1,228,747         2,229,329
Gross Profit (loss)....................      5,424,590        852,626      1,270,173          632,515           340,067
Selling, general and administrative
  expense..............................      4,242,138      1,437,971      1,843,576          961,162         1,658,388
Asset impairment charge (2)............                       421,000
Professional fees related to
  reorganization.......................                                                                         600,198
Research and development...............      2,262,066        808,025      1,794,823
Operating income (loss)................     (1,079,614)    (1,814,370)    (2,368,226)        (328,647)       (1,918,519)
Interest expense.......................        677,102        255,604        256,871           36,209           118,235
Income (loss) before fresh start
  adjustments and extraordinary
  items................................  $  (1,756,716) $  (2,069,974) $  (2,625,097)  $     (364,856)   $   (2,036,754)
Fresh start adjustments................                                                                       1,598,841
Loss before extraordinary items and
  taxes on income......................  $  (1,756,716) $  (2,069,974) $  (2,625,097)  $     (364,856)   $     (437,913)
Extraordinary items (3)................                                                                       2,699,156
Income (loss) before taxes.............     (1,756,716)    (2,069,974)    (2,625,097)        (364,856)        2,261,243
Net loss per share before extraordinary
  items................................          (0.35)         (0.55)         (0.70)           (0.10)            (1.33)
Net Income (loss) per share............          (0.35)         (0.55)         (0.70)           (0.10)             6.87
Weighted avg. number of outstanding
  shares...............................      5,012,664      3,750,699      3,742,227        3,729,721           329,020


                                          YEAR ENDED
                                          JANUARY 31,
                                             1994
                                         -------------
Net Sales..............................  $   4,966,617
Cost of Sales..........................      5,620,108
Gross Profit (loss)....................       (653,491)
Selling, general and administrative
  expense..............................      3,363,893
Asset impairment charge (2)............
Professional fees related to
  reorganization.......................
Research and development...............        785,679
Operating income (loss)................     (4,803,063)
Interest expense.......................        634,061
Income (loss) before fresh start
  adjustments and extraordinary
  items................................  $  (5,437,124)
Fresh start adjustments................
Loss before extraordinary items and
  taxes on income......................  $  (5,437,124)
Extraordinary items (3)................
Income (loss) before taxes.............     (5,437,124)
Net loss per share before extraordinary
  items................................         (21.30)
Net Income (loss) per share............         (21.30)
Weighted avg. number of outstanding
  shares...............................        255,169

------------------------

(1) The Company petitioned for bankruptcy protection in April 1994 and operated as a debtor-in-possession until December 16, 1994.

(2) Consists of the writedown of designs and drawings in light of the introduction of replacement products.

(3) Consists of $1,062,667 gain on exchange of debt for common stock and $1,636,489 gain on debt forgiveness.

BALANCE SHEET DATA

                              PREDECESSOR COMPANY

                                                       AT 12/31/97   AT 12/31/96    AT 6/30/96    AT 6/30/95   AT 12/16/94
                                                       ------------  ------------  ------------  ------------  -----------
Cash and cash equivalents............................       569,692       186,488           971         2,109      256,398
Working capital (deficit)............................     1,654,857    (5,851,527)   (4,082,987)   (1,343,018)    (977,678)
Total assets.........................................    10,231,617     6,572,917     3,272,686     3,452,999    3,084,394
Long-term liabilities................................     4,649,404       161,968       130,414       168,304      192,603
Total liabilities....................................    11,381,678    11,019,543     5,669,338     3,264,554    2,531,093
Stockholder equity (deficit).........................    (1,150,061)   (4,446,626)   (2,396,652)      188,445      553,301

                                                        AT 1/31/94
                                                       ------------
Cash and cash equivalents............................        84,467
Working capital (deficit)............................    (2,284,575)
Total assets.........................................     1,354,933
Long-term liabilities................................       188,123
Total liabilities....................................     3,612,875
Stockholder equity (deficit).........................    (2,257,942)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    In reviewing the following material, the reader should take note of the fact that the respective periods being compared are of various durations. This is due to several changes in the Company's fiscal year. Upon emergence from bankruptcy on December 16, 1994, the predecessor company's fiscal year ended on that date. The adoption of the fiscal year of the Company's new parent (ETS) at that time created a fiscal period from December 17, 1994 through June 30, 1995, followed by a full year ended June 30, 1996. Upon becoming a subsidiary of ST in August of 1996, the Company adopted ST's fiscal year (the calendar year), creating a stub fiscal period from July 1 through December 31, 1996.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
  1996.

    The Company's net sales increased 174% to $13,447,000 during the twelve month period ended December 31, 1997 from $4,905,000 during the six months ended December 31, 1996. This increase is primarily attributable to the increased time frame of the current period relative to the prior period and to the introduction of the Company's new product lines which have experienced exceptional market acceptance.

    The Company's cost of sales as a percentage of net sales decreased to 60% during the twelve months ended December 31, 1997 from 83% for the six months ended December 31, 1996. During the six months ended December 31, 1996, adjustments to inventory of approximately $491,000 (10% of sales) for obsolescence, of which $364,000 was related to the introduction of new products (which essentially rendered one entire older product line obsolete), and $340,000 (7% of sales) for start-up costs related to the introduction of new products were included in the cost of sales as old product lines were replaced with new product lines. These products included a new generation modem sub-system which makes use of the Company's proprietary technology from older products while adding features and reducing future manufacturing costs. Also, the Company has introduced and shipped new "Digital Video Broadcast" modems which have experienced exceptional acceptance in the marketplace.

    The Company is obligated to pay royalties to Merit Microwave, Inc. ("Merit") on sales of certain translator products developed by Merit. The royalty rate ranges from five to ten percent of the selling price. During the period ended December 31, 1997, the Company accrued $5,600 for royalty expenses, which were included in direct cost of goods sold.

    Selling, general and administrative costs increased to $4,242,000 or 32% of sales during the twelve months ended December 31, 1997 from $1,438,000 or 29% of sales for the six months ended December 31, 1996. The increase in expenses as a percentage of sales was primarily attributable to company growth and market expenses incurred for market penetration. The increase in pure dollars is also attributable to the increased time frame of the current period over the prior period.

    The Company recorded an "asset impairment charge" of $421,000 during the six months ended December 31, 1996, to reflect a valuation adjustment to Designs and Drawings which were partially impaired due to the introduction of new product lines. The valuation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position ("SOP") 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE, and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products (Note 1 to the Financial Statements). Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
four to seven years. The remaining asset carries a net book value of $472,000 and will be amortized using the straight-line method over the remaining estimated useful life of one to four years.

    Research and development expenditures increased to $2,262,000 (17% of sales) during the twelve months ended December 31, 1997 from $808,000 (16% of sales) for the six months ended December 31, 1996. The increase in expenses was primarily attributable to the increased time frame of the current period over the prior period and to major development programs instituted during the fiscal year ended December 31, 1997. It is anticipated that the Company will continue to experience high R&D expenses as it positions itself, through the introduction of new products, to gain market share.

    As of the last day of the fiscal period, the Company held approximately $600,000 worth of inventory, in the form of finished goods in a ready-to-ship status (Note 3), on the shipping dock for two orders placed with the Company which were to be purchased with funds underlying international letters of credit. Due to unexpected difficulties, the letters of credit were not received by the end of the period reported on herein and so the products were not shipped. Subsequent to the year end, only one of those letters of credit has been received, for approximately one-half of the inventory (and about $450,000 in sales) while the other letter of credit is still pending. The pending letter of credit is to be issued by an Indonesian bank and it is possible that this letter of credit will not materialize, in which case the Company will be forced to sell these goods to other customers. The impact of these delayed letters of credit was to delay shipment, and revenue recognition, of approximately $945,000 in sales.

    Interest expense net of interest income increased to $677,000 (5% of sales) during the twelve months ended December 31, 1997 from $256,000 (5% of sales) for the six months ended December 31, 1996. The large increase in expense was primarily attributable to the increased time frame of the current period over the prior period.

    For the period ended December 31, 1997, the Company did not provide for income taxes, due to the net loss. The Company also did not provide for income taxes, for the six months ended December 31, 1996, due to net operating losses.

    For the twelve month period ended December 31, 1997, the Company had a net loss of ($1,757,000) as compared with a net loss of ($2,070,000) in the six month period ended December 31, 1996. The decrease was primarily attributable to increased sales with a lower percentage of cost of sales.

    "New Orders Booked" (firm, fixed orders from customers) for the twelve months ended December 31, 1997 were $15,788,000 as compared to $5,939,000 for the year ended December 31, 1996. This increase was as a result of the increased time frame of the current period over the prior period coupled with the increased effort, on the part of the Company, to rejuvenate its marketing strategy.

    The Company's "Backlog" of orders to be shipped (unshipped orders from the prior period (Backlog) plus New Orders Booked less orders shipped during the period) was $4,814,000 as of December 31, 1997, an increase of 95% over the $2,473,000 in Backlog as of December 31, 1996. The Company's Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers. Approximately $945,000 of this amount is due to the effect of the late letters of credit from two orders. One of these orders was from South America and has subsequently shipped. The other order is from Indonesia and has not shipped to date. This order is in jeopardy due to the current economic crisis in Asia and particularly Indonesia. If this order is cancelled, the Company will sell the inventory to other customers from which there are sufficient orders in house to deplete this inventory. The Company believes that while projected sales to certain Asian countries, including Indonesia, may be affected by the current economic crisis, sales to other regions, including domestic sales, should increase substantially during the 1998 fiscal year and more than offset any decline in sales to the Asian region.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30,
  1996.

    The Company's net sales increased 28% to $4,905,000 during the six month period ended December 31, 1996 from $3,830,000 during the twelve months ended June 30, 1996. This increase was primarily attributable to the introduction of the Company's new product lines which have experienced exceptional market acceptance. Volume in terms of units sold has increased with sales of products introduced since July 1, 1995 increasing from $434,000 for the period ended June 30, 1996 to $3,477,000 for the period ended December 31, 1996.

    The Company's cost of sales as a percentage of net sales increased to 83% during the six months ended December 31, 1996 from 67% for the fiscal year ended June 30, 1996. There were two primary reasons for this increase in percentage, both of which the Company considers largely extraordinary. First, there were adjustments to inventory of $491,000 (10% of sales) for obsolescence. Of this amount, $364,000 was related to the introduction of new products which essentially rendered one entire product line obsolete, $110,000 was related to ongoing product development and $17,000 was related to the valuation of excess materials on hand. Second, $340,000 (7% of sales) of start-up costs related to the introduction of new products were included in the cost of sales for the period ended December 31, 1996. These products included a new generation modem sub-system which makes use of the Company's proprietary technology from older products while adding features and reducing future manufacturing costs. Also, the Company introduced and shipped the new "Digital Video Broadcast" modem which has experienced exceptional market acceptance. Also contributing to the increase in cost of sales as a percentage of sales were freight charges related to international sales (2% of sales) and higher than anticipated warranty expense on some of the Company's older products (1% of sales).

    The Company is obligated to pay royalties to Merit Microwave, Inc. ("Merit") on sales of certain translator products developed by Merit. The royalty rate ranges from five to ten percent of the selling price. During the period ended December 31, 1996, the Company paid $2,200 for royalty expenses, which were included in direct cost of goods sold.

    Selling, general and administrative costs decreased to $1,438,000 or 29% of sales during the six months ended December 31, 1996 from $1,844,000 or 48% of sales for the fiscal year ended June 30, 1996. The decrease in expenses was primarily attributable to the decreased time frame of the latter period over the prior period and partially offset by increased costs related to the higher level of business that the Company experienced during the latter period.

    The Company recorded an "asset impairment charge" of $421,000 during the six month period ended December 31, 1996 to reflect a valuation adjustment to Designs and Drawings which were partially impaired due to the introduction of new product lines.

    Research and development expenditures decreased to $808,000 (16% of sales) during the six months ended December 31, 1996 from $1,795,000 (47% of sales) for the twelve months ended June 30, 1996. The decrease in expenses was primarily attributable to the decreased time frame of the latter period relative to the prior period. Additionally, the Company had embarked on a major development program during the fiscal year ended June 30, 1996, in order to regain a competitive posture after two fiscal periods during which the Company had made no development effort. Interest expense net of interest income decreased to $256,000 (5% of sales) during the six months ended December 31, 1996 from $257,000 (7% of sales) for the fiscal year ended June 30, 1996. The small decrease in expense was primarily attributable to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
decreased time frame of the latter period as compared to the prior period, offset by additional interest from the Company's increased debt level.

    For the six month period ended December 31, 1996, the Company did not provide for income taxes, due to the net loss. The Company also did not provide for income taxes for the twelve month period ended June 30, 1996, due to net operating losses.

    For the six month period ended December 31, 1996, the Company had a net loss of ($2,070,000) as compared with a net loss of ($2,625,000) in the twelve month period ended June 30, 1996. The decrease was primarily attributable to the decreased time frame of the latter period relative to the prior period as partially offset by the increase in cost of sales as a percentage of sales and the expenses of increased business activity, and the $421,000 asset impairment charge as discussed above.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO SIX AND ONE-HALF MONTH PERIOD ENDED
  JUNE 30, 1995

    The Company's net sales increased 206% to $3,830,000 during the period ended June 30, 1996 from $1,861,000 during the six and one-half months ended June 30, 1995 primarily due to the increased time frame of the later period being reported upon herein over the prior period.

    The Company's cost of sales as a percentage of net sales increased to 67% during the fiscal year ended June 30, 1996 from 66% for the six and one-half months ended June 30, 1995.

    Selling, general and administrative costs increased to $1,844,000 or 48% of sales during the fiscal year ended June 30, 1996 from $961,000 or 52% of sales for the six and one-half months ended June 30, 1995. The increase in expenses was primarily attributable to the increased time frame of the later period over the prior period.

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

    For the twelve month period ended June 30, 1996, the Company had a net loss of ($2,625,000) as compared with a net loss of ($365,000) in the period ended June 30, 1995. The increase was primarily

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
attributable to the increased level of research and development expenditures and interest expense, along with the increased time frame of the later period over the prior period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $1,654,857 at December 31, 1997, as compared to a deficit of ($5,852,000) at December 31, 1996, ($4,083,000) at June 30, 1996 and ($1,837,000) at December 31, 1995. The elimination of the deficit from December 31, 1996 was due primarily to $5,050,000 of net proceeds from the sale of Common Stock, pursuant to a Rights Offering to the Company's shareholders ("Rights Offering"), new bank borrowings of $9,500,000 ($4,500,000 of which is classified as long-term) and a decrease in accounts receivable and other current assets of approximately $400,000. This amount was partially offset by payments on notes payable under lines of credit agreements of $1,994,000 and payments on notes payable to affiliates of $6,600,000 and an approximately $611,000 decrease in accounts payable and accrued liabilities, and an increase of $3,399,000 in inventories.

    Net cash used in operating activities was $4,945,000 for the twelve month period ended December 31, 1997, as compared to $3,546,000 for the six months ended December 31, 1996, as compared to $2,581,000 used in the year ended June 30, 1996 and $938,000 used in the six and half months ended June 30, 1995. The principal causes for the difference in 1997 were the net loss for the period of $1,757,000 and increases in inventories, approximately $600,000 of which was in the form of finished goods which had been built in anticipation of two orders placed with the Company which were to be purchased with funds underlying international letters of credit. Due to unexpected difficulties, the letters of credit were not received by the end of the period reported on herein and so the products were not shipped. Subsequent to the year end, only one of those letters of credit has been received, for approximately one-half of the inventory (and about $450,000 in sales) while the other letter of credit is still pending. The pending letter of credit is to be issued by an Indonesian bank and it is possible that this letter of credit will not materialize, in which case the Company will be forced to sell these goods to other customers. The impact of these delayed letters of credit was to delay shipment, and revenue recognition, of approximately $945,000 in sales as discussed above.

    Cash used in investing activities, consisting of additions to equipment, amounted to $593,000 for the period ended December 31, 1997, $255,000 for the period ended December 31, 1996, $389,0000 for year ended June 30, 1996 and $119,000 for the six and one-half month period ended June 30, 1995. The current year's increase of $338,000 is consistent with management's plans to continue investment in research & development and Company growth. The Company has no material commitments to make capital expenditures in 1998 or thereafter. Certain leasehold improvements relative to the new facility (ITEM 2 and Note 9), if any, will be added to the landlord's cost basis of the property and amortized in the form of increased rent.

    The Company derived net cash from financing activities of $5,922,000 during the year ended December 31, 1997, $3,986,000 during the six month period ended December 31, 1996 and $2,969,000 during the year ended June 30, 1996, with the difference resulting from greater net borrowings and the proceeds from the sale of stock during the current period.

    As a result of the foregoing, the Company increased its cash balance by $383,000 for the twelve month period ended December 31, 1997, increased its cash balance by $186,000 for the six months ended December 31, 1996 and decreased its cash balance by $1,000 for the year ended June 30, 1996.

    A bank line of credit, in the amount of $5,000,000, was established for the Company with Bank of America NT&SA, Asian Banking Unit, by Stetsys US, Inc., the beneficial owner of 57.3% of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company's outstanding stock. As of December 31, 1997, the Company had drawn down $4,500,000 of the available funds in the form of demand loans. An affiliate of Stetsys US, Inc. issued a non-binding letter of awareness to the bank which replaced a previous guarantee. The interest rates on these loans ranged from 7.15625% to 8.5% per annum. The Company also has an uncommitted $5,500,000 credit facility with Citibank NA with respect to which the same affiliate of ST has also issued a non-binding letter of awareness. As of December 31, 1997, the Company had drawn down $5,000,000 of the available funds in the form of demand loans. Subsequent to the end of the period reported on herein, the bank line with Bank of America was terminated and paid in full by the proceeds of a loan from Stetsys US, Inc. in the amount of $4,618,272. The loan from Stetsys US, Inc. bears interest at the rate of 6.84375% per annum and matures on February 15, 1999. Another $500,000 loan was made by ST at the same interest rate and matures on January 4, 1999.

    The purpose of all of the above described loans has been to finance or refinance the capital needs associated with the Company's recent rapid sales and Backlog growth and the cost of research and development. To date, the Company's capital resources (as supplemented by loans from ST and its affiliates) have been sufficient to fund its operations and increased level of business. The Company believes that its bank credit lines and cash from operations are unlikely to be sufficient to fund its planned future operations and capital requirements for continued aggressive growth through the end of 1998. Therefore, in order to sustain a high rate of sales increases and new product development, management intends to formulate a plan for the Company to sell a substantial amount of additional Common Stock during the second or third quarter of this year. Of course there can be no assurance that the Company will be successful in offering such securities. If the Company were to be unable to raise sufficient capital, it might be necessary to delay or cut back on its plans for future growth.

SUPPLEMENTARY INFORMATION

YEAR 2000 COMPLIANCE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance (Year 2000) issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

    The Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company may be vulnerable to any third party Year 2000 issues. While there do not appear to be any issues for which the Company is not prepared, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

    In the opinion of the Company's management, the cost of addressing Year 2000 compliance will not be material. Management has studied the known problems of Year 2000 compliance and has found that in all material respects, the Company's existing software and hardware are compatible with Year 2000. Any future costs to comply with Year 2000 issues will be expensed in the period that the costs are incurred.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a material impact on revenues or expenses during the last four fiscal periods reported on herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements as of December 31, 1997, December 31, 1996, June 30, 1996 and June 30, 1995 are included in this report as listed in the Index to Financial Statements in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None reportable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The directors and executive officers of the Company, their positions held with the Company, and their ages are as follows:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Lim Ming Seong.............................          50   Director, Chairman of the Board
Chan Wee Piak..............................          42   Director
Lee Yip Loi................................          54   Director
Robert A. Grimes...........................          45   Director
Robert C. Fitting..........................          62   Director and President
Steven W. Eymann...........................          45   Executive Vice President
Garry D Kline..............................          48   Vice President of Finance

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

    The following is a brief summary of the background of each director, executive officer and certain key employees of the Company:

DIRECTORS AND EXECUTIVE OFFICERS:

    LIM MING SEONG has a been a Director and Chairman of the Board of the Company since August 13, 1996 and is chairman of its Compensation Committee. He is the Chairman of ST and of Vertex Management, Inc., a member of the Singapore Technologies group, and he has been Group Director of Singapore Technologies Pte Ltd, an indirect parent of ST since February of 1995. From March 1992 until February 1995, he was Executive Director of Singapore Technologies Ventures Pte Ltd and from February 1990 to March 1992, he was Group President of Singapore Technologies Holdings Pte Ltd. Prior to that time he held various corporate and government positions, including Deputy Secretary in the Singapore Ministry of Defense from 1979 to 1986.

    LEE YIP LOI has been a Director of the Company since August 13, 1996 and is chairman of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Lee is also a director of ST. He has been Regional Director (America) of Singapore Technologies Pte Ltd since March 1994 and, from May 1990 to January 1997, he was President of it's affiliate, Metheus Corporation. Prior to that time he held a number of managerial positions with such corporations as Morgan Guaranty Trust and Singapore Technologies Pte Ltd and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs.

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

    ROBERT A. GRIMES, who is a member of the Audit and Compensation Committees of the Board, has served as a member of the Board of Directors since December, 1994. For the past seven years Mr. Grimes has also served as a member of the Board of Engineering and Technical Services, Inc. of which he was President until December 31, 1997. He was also the President of ST from February 24, 1997 to January 23, 1998.

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

    STEVEN EYMANN has been Executive Vice President of the Company since February, 1995. Mr. Eymann graduated with honors and a Bachelor of Science in Electrical Engineering from the University of Nebraska. His professional career began at the Motorola Government Electronics Division where he was a design engineer, task leader and finally a project leader for the DSU-23/29B fuse development program. As project leader, he was responsible for project management, budgets, schedules, and design and testing of the fuse. He designed the computer-controlled automatic test set for factory testing based on an HP 9825 computer. The DSU-23/29B is an L-Band PN radar for accurate, low-cost altitude direction. In June of 1981, Mr. Eymann joined Comtech Data Corporation where he was Director of Product Development. He was responsible for budget, schedule and technical aspects of all new product development within Comtech. Prior to becoming the Director of Product Development, he served as a senior engineer with program and technical design responsibility. He left Comtech in 1984 to begin a new company called EFData Corporation. As co-founder and Vice President of EFData, Mr. Eymann was responsible for new product development and engineering management in the design and manufacture of high technology, military and commercial communications equipment.

    GARRY KLINE, Vice President of Finance, Chief Financial Officer and Secretary, joined the Company in September of 1995. From that time until July 1997 he was Secretary and Controller of the Company. From 1987 through 1995, Mr. Kline served as CFO and Controller of EFData Corporation. Prior to 1987, Mr. Kline served in various positions, including Vice President of Finance for Megatronics Inc., a publicly held printed circuit board manufacturer, Vice President of Operations for Vernal Lodging Associates, a hospitality management company, and General Partner of Tax and Accounting Computer Service, an accounting firm.

CERTAIN KEY EMPLOYEES:

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

    Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant during the period from January 1,1997 to December 31, 1997, none of the officers or directors of the registrant or the beneficial owners of its equity securities failed to file reports on Forms 3, 4 or 5 required to be filed during such period or prior thereto, except that Form 4 Reports were filed late on one occasion by each of Stetsys Pte Ltd, Temasek Holdings (Private) Limited, Chan Wee Piak and Radyne Corp.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

    The Company's policy is to pay no compensation to directors for acting as such.

    The following table sets forth the compensation for services in all capacities to the Company for the period from the commencement of employment on March 1, 1995 through December 31, 1997 of the Company's President and Executive Vice President. No other executive officer or employee received total annual salary and bonus of more than $100,000.

                           SUMMARY COMPENSATION TABLE

                                                               YEAR                                  ALL OTHER
NAME AND PRINCIPAL POSITION                                  ENDED(1)     SALARY    OPTIONS (#)   COMPENSATION(2)
-----------------------------------------------------------  ---------  ----------  -----------  -----------------
Robert C. Fitting. President...............................   12/31/97  $  116,529                   $   1,165
                                                              12/31/96  $   40,000     279,085       $     435
                                                              06/30/96  $   80,000           0       $     738
                                                              06/30/95  $   29,231           0               0
Steven Eymann Exec. Vice Pres..............................   12/31/97  $  111,162                   $   1,112
                                                              12/31/96  $   40,000     279,085       $     435
                                                              06/30/96  $   80,000           0       $     738
                                                              06/30/95  $   29,231           0               0

------------------------

(1) Mr. Fitting's and Mr. Eymann's employment with the Company commenced on March 1, 1995, so the figures shown for the fiscal year ended June 30, 1995 reflect a four-month period. The Company's fiscal year has been changed to the calendar year, so the figures shown for the period ended December 31, 1996 reflect a period of six months.

(2) Matching 401(k) plan contributions.

                                 STOCK OPTIONS

    No stock options were granted to the above executive officers during the fiscal period ended December 31, 1997.

AGGREGATE OPTION EXERCISES IN 1997 AND HOLDINGS AT YEAR END

    The following table sets forth information concerning option exercises and option holdings for the fiscal period ended December 31, 1997 with respect to Robert C. Fitting, the President of the Company and Steven Eymann, the Executive Vice President.

                       AGGREGATE OPTIONS EXERCISED IN THE
               LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

                                                                                                         VALUE OF UNEXERCISED,
                                                                          NUMBER OF UNEXERCISED               IN-THE-MONEY
                                                                             OPTIONS HELD AT                   OPTIONS AT
                                        NUMBER OF                           DECEMBER 31, 1997             DECEMBER 31, 1997(2)
                                     SHARES ACQUIRED       VALUE       ----------------------------  ------------------------------
NAME                                   ON EXERCISE    REALIZED($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-----------------------------------  ---------------  ---------------  -------------  -------------  -------------  ---------------
Robert C. Fitting..................           0.00       $    0.00            0.00         215,085     $    0.00       $    0.00
Steven Eymann......................       4,000.00       $    0.00            0.00         215,085     $    0.00       $    0.00

------------------------

(1) Based on the fair market value of the Common Stock on the exercise date, less the per share exercise price.

(2) Based on the fair market value of the Common Stock of $2.50 per share, as determined by the Company's Board of Directors, less the per share exercise price.

EMPLOYMENT AGREEMENTS

    Under the employment agreement between the Company and Mr. Fitting and Mr. Eymann, they will serve as President and Vice President of the Company until the earlier of June 30, 2000 or such time as the stock options described in the above table become fully exercisable. Pursuant to the agreement, the Company presently pays Mr. Fitting and Mr. Eymann annual salaries of $130,000 and $125,000, respectively, and has granted them the stock options described in the above table. Each of Mr. Fitting and Mr. Eymann has also agreed that if he exercises any of the stock options, he will not engage in any business which competes with the Company until after the second anniversary of his termination of employment with the Company, except in the case of involuntary termination without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of Messrs. Lim, Chan, Lee and Grimes. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of the date hereof, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and its President and Executive Vice President, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                                           NUMBER     PERCENTAGE
NAME AND ADDRESS                                                                         OF SHARES     OF CLASS
---------------------------------------------------------------------------------------  ----------  -------------
Stetsys US, Inc. c/o Singapore Technologies Pte Ltd 83 Science Park Drive #01-01/02 The
  Curie Singapore Science Park Singapore 118258........................................   3,400,000         57.3%

Stetsys Pte Ltd. c/o Singapore Technologies Pte Ltd 83 Science Park Drive #01-01/02 The
  Curie Singapore Science Park Singapore 118258........................................   5,376,000(1)        90.6%

Steven Eymann 5225 S. 37th Street Phoenix, Arizona 85040...............................       4,000            *

Robert C. Fitting 5225 S. 37th Street Phoenix, Arizona 85040...........................      --           --

Robert A. Grimes 5225 S. 37th Street Phoenix, Arizona 85040............................       5,500            *

Lee Yip Loi c/o Singapore Technologies Pte Ltd 83 Science Park Drive #01-01/02 The
  Curie Singapore Science Park Singapore 118258........................................      --           --

Chan Wee Piak c/o Singapore Technologies Pte Ltd 83 Science Park Drive #01-01/02 The
  Curie Singapore Science Park Singapore 118258........................................      10,000            *

Lim Ming Seong c/o Singapore Technologies Pte Ltd 83 Science Park Drive #01-01/02 The
  Curie Singapore Science Park Singapore 118258........................................      --           --

All directors and executive officers of the Company as a group (4 persons).............      21,000            *

------------------------

*   Less than one percent.

(1) The shares reported as owned by Stetsys Pte Ltd include the shares reported as beneficially owned by Stetsys US, Inc., of which Stetsys Pte Ltd is sole shareholder. 100% of the stock of Stetsys US, Inc. and Stetsys Pte Ltd is ultimately owned by the Minister for Finance (Incorporated) of Singapore.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Sales to ETS for the twelve month period ended December 31, 1997, the six month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half period ended June 30, 1995 were $152,500, $307,300, $311,600 and
$159,700, respectively. ETS is a wholly owned subsidiary of ST. During the fiscal year ended December 31, 1997, the six month period ended December 31, 1996 and the year ended June 30, 1996, respectively, the Company made sales to Agilis Communication Technologies Pte Ltd, another member of the Singapore Technologies group, of $540,500, $375,000 and $118,900. The General Manager of Agilis, Chan Wee Piak, is a Director of the Company.

    On August 12, 1996, Stetsys US, Inc. ("ST"), a member of the Singapore Technologies Pte Ltd ("STPL") group, acquired 100% of the outstanding common stock of ETS. (ST is a wholly owned Delaware subsidiary of Stetsys Pte Ltd, which is a wholly owned subsidiary of STPL. STPL is an indirect wholly owned subsidiary of Temasek Holdings (Private) Limited, which is in turn wholly owned by the Minister for Finance (Incorporated) of Singapore). Messrs. Lim Ming Seong, Lee Yip Loi and Chan Wee Piak are all both Directors of the Company and officers of other corporations in the STPL group. From February 24, 1997 to January 23, 1998, Robert A. Grimes, a Director of the Company, was also President of ST.

    On August 12, 1996, Singapore Technologies Electronics Pte Ltd ("STE"), another member of the STPL group, made an unsecured loan of $4,500,000 to the Company, the proceeds from which were used to pay down the loan payable to ETS. This loan, which bore interest at 8%, was repaid on February 10, 1997 from the proceeds of loans provided by Citibank NA and ST. Between November 8 and December 18, 1996, ST made loans to the Company in the aggregate principal amount of $2,100,000, with interest at 8% per annum and maturing in March, 1997. At or about maturity, the accrued interest on these loans was paid by the Company and the principal amounts were repaid with the proceeds of new loans maturing on April 30, 1997. These loans by ST to the Company, totaling $4,100,000 were repaid with proceeds of the Rights Offering.

    Interest expense on notes payable to affiliates was $148,000, $205,900 and $248,400 for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively, of which $-0-and $152,400 were included in accrued expenses in the accompanying balance sheet as of December 31, 1997 and 1996, respectively.

    Subsequent to December 31, 1997, ST made loans of $500,000 and $4,618,272 to the Company. The loans bear interest at 6.844% per annum with the principal and accrued interest due on January 4 and February 15, 1999, respectively. The proceeds of the $4,618,272 loan were used by the Company to repay a note payable under the above mentioned $5,000,000 line of credit agreement with Bank of America which was outstanding as of December 31, 1997 (Note 7). This line of credit, as to which an ST affiliate had issued a non-binding letter of awareness, was terminated at that time. The Company also has an uncommitted $5,500,000 line of credit from Citibank N.A. as to which the same ST affiliate has issued a non-binding letter of awareness. As of December 31, 1997, $5,000,000 had been drawn down in the form of demand loans under this line of credit.

    The Company has notes receivable from stockholders totaling $40,086. These notes bear interest at 4% and are due June 20, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a) The following is an index of financial statements of Radyne Corp., financial statement schedules and exhibits included in Part IV, Item 14:

                              FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................     F-1

Balance Sheets as at December 31, 1997 and 1996.......................................     F-2

Statements of Operations for the Year Ended December 31, 1997, the Six-Month Period
Ended December 31, 1996, the Year Ended June 30, 1996 and the Six and One-Half Month
Period Ended June 30, 1995............................................................     F-3

Statements of Stockholders' Capital Deficiency for the Year Ended December 31, 1997,
the Six Month Period Ended December 31, 1996, the Year Ended June 30, 1996 and the Six
and One-Half Month Period Ended June 30, 1995.........................................     F-4

Statements of Cash Flows for the Year Ended December 31, 1997, the Six-Month Period
Ended December 31, 1996, the Year Ended June 30, 1996 and the Six and One-Half Month
Period Ended June 30, 1995............................................................     F-5

Notes to Financial Statements.........................................................     F-6

                              FINANCIAL SCHEDULES

    None

EXHIBITS
---------

   3.1*    Restated Certificate of Incorporation

   3.2*    Bylaws, as amended and restated

  10.1**   1996 Incentive Stock Option Plan

  10.2***  Employment Agreement with Robert C. Fitting (Radyne Termsheet)

  10.3     Lease dated November 11, 1997

  27       Financial Data Schedule

------------------------

* Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

** Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on March 12, 1997.

*** Incorporated by reference from Registrant's amended Registration Statement on Form S-1, dated May 9, 1997 and declared effective on May 12, 1997.

    b) Registrant filed no reports on Form 8-K during the period of October 1 through December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Radyne Corp.
                                (Registrant)

                                By:            /s/ ROBERT C. FITTING
                                     -----------------------------------------
                                                 Robert C. Fitting,
                                                     PRESIDENT

Dated: 21 March, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------
      /s/ LIM MING SEONG        Chairman of the Board of       March 20, 1998
------------------------------    Directors
        Lim Ming Seong

    /s/ ROBERT C. FITTING       President, Director            March 20, 1998
------------------------------
      Robert C. Fitting

                                Vice President, Finance,       March 20, 1998
      /s/ GARRY D. KLINE          Chief Financial
------------------------------    (Principal Financial
        Garry D. Kline            Officer)

     /s/ ROBERT A. GRIMES       Director                       March 20, 1998
------------------------------
       Robert A. Grimes

       /s/ LEE YIP LOI          Director                       March 20, 1998
------------------------------
         Lee Yip Loi

      /s/ CHAN WEE PIAK         Director                       March 20, 1998
------------------------------
        Chan Wee Piak

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Radyne Corp.
Phoenix, Arizona

We have audited the accompanying balance sheets of Radyne Corp. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' capital deficiency and cash flows for the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one- half-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
February 4, 1998
Phoenix, Arizona

                                  RADYNE CORP.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

  ASSETS                                                                                 1997           1996
-----------------------------------------------------------------------------------  -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $     569,692  $     186,488
  Accounts receivable--trade, net of allowance for doubtful accounts of $15,000
    (1997) and $13,000 (1996)......................................................      2,359,443      2,733,902
  Inventories (Note 3).............................................................      5,389,920      1,991,360
  Prepaid expenses.................................................................         68,076         19,280
  Deferred offering costs..........................................................                        75,018
                                                                                     -------------  -------------
    Total current assets...........................................................      8,387,131      5,006,048
                                                                                     -------------  -------------
PROPERTY AND EQUIPMENT--NET (NOTES 4 AND 8)........................................      1,322,551        849,564
                                                                                     -------------  -------------
OTHER ASSETS:
  Designs and drawings--net of accumulated amortization of $705,404 (1997) and
    $475,696 (1996)................................................................        471,935        701,643
  Deposits.........................................................................         50,000         15,662
                                                                                     -------------  -------------
    Total other assets.............................................................        521,935        717,305
                                                                                     -------------  -------------
TOTAL..............................................................................  $  10,231,617  $   6,572,917
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY CURRENT LIABILITIES
  Note payable under line of credit agreement (Note 7).............................  $   5,000,000  $   1,993,820
  Notes payable to affiliates (Note 6).............................................                     6,600,000
  Obligations under capital leases (Note 8)........................................        109,258         53,042
  Accounts payable--trade..........................................................        667,202        805,279
  Accounts payable--affiliate......................................................         16,062        436,362
  Accrued expenses (Notes 5 and 6).................................................        901,032        926,956
  Taxes payable (Note 2)...........................................................         38,720         42,116
                                                                                     -------------  -------------
    Total current liabilities......................................................      6,732,274     10,857,575
NOTE PAYABLE UNDER LINE OF CREDIT AGREEMENT (NOTES 6 AND 7)........................      4,500,000
OBLIGATIONS UNDER CAPITAL LEASES (NOTE 8)..........................................         93,543         81,016
TAXES PAYABLE (NOTE 2).............................................................         55,861         80,952
                                                                                     -------------  -------------
    Total liabilities..............................................................     11,381,678     11,019,543
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7, 9 AND 12) STOCKHOLDERS' CAPITAL
DEFICIENCY (NOTES 2 AND 13):
  Common stock, $.002 par value--authorized, 20,000,000 shares; issued and
    outstanding, 5,931,346 shares (1997) and 3,759,721 shares (1996)...............         11,862          7,519
  ADDITIONAL PAID-IN CAPITAL.......................................................      5,694,806        605,782
  ACCUMULATED DEFICIT..............................................................     (6,816,643)    (5,059,927)
  NOTES RECEIVABLE FROM STOCKHOLDERS (NOTE 6)......................................        (40,086)
                                                                                     -------------  -------------
    Total stockholders' capital deficiency.........................................     (1,150,061)    (4,446,626)
                                                                                     -------------  -------------
TOTAL..............................................................................  $  10,231,617  $   6,572,917
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See notes to financial statements.

                                  RADYNE CORP.

                            STATEMENTS OF OPERATIONS

                                                                                                           SIX AND ONE-
                                                                               SIX-MONTH                    HALF-MONTH
                                                               YEAR ENDED    PERIOD ENDED    YEAR ENDED    PERIOD ENDED
                                                              DECEMBER 31,   DECEMBER 31,     JUNE 30,       JUNE 30,
                                                                  1997           1996           1996           1995
                                                              -------------  -------------  -------------  ------------
Net Sales (Notes 6 and 11)..................................  $  13,446,852  $   4,905,059  $   3,829,523   $1,861,262
Cost of Sales (Note 6)......................................      8,022,262      4,052,433      2,559,350    1,228,747
                                                              -------------  -------------  -------------  ------------
    Gross Profit............................................      5,424,590        852,626      1,270,173      632,515
Operating Expenses:
  Selling, general and administrative (Note 6)..............      4,242,138      1,437,971      1,843,576      961,162
  Asset impairment charge (Note 1)..........................                       421,000
  Research and development..................................      2,262,066        808,025      1,794,823
                                                              -------------  -------------  -------------  ------------
Total Operating Expenses....................................      6,504,204      2,666,996      3,638,399      961,162
                                                              -------------  -------------  -------------  ------------
Loss from operations before interest expense................     (1,079,614)    (1,814,370)    (2,368,226)    (328,647)
Interest Expense--Net (Note 6)..............................        677,102        255,604        256,871       36,209
                                                              -------------  -------------  -------------  ------------
Net loss....................................................  $  (1,756,716) $  (2,069,974) $  (2,625,097)  $ (364,856)
                                                              -------------  -------------  -------------  ------------
                                                              -------------  -------------  -------------  ------------
Basic and diluted net loss per common share (Note 1)........  $        (.35) $        (.55) $        (.70)  $     (.10)
                                                              -------------  -------------  -------------  ------------
                                                              -------------  -------------  -------------  ------------
Weighted average number of common shares outstanding........      5,012,664      3,750,699      3,742,227    3,729,721
                                                              -------------  -------------  -------------  ------------
                                                              -------------  -------------  -------------  ------------

                       See notes to financial statements

                                 RAYDYNE CORP.

                 STATEMENTS OF STOCKHOLDERS' CAPITAL DEFICIENCY
                         YEAR ENDED DECEMBER 31, 1997,

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF MONTH PERIOD ENDED JUNE 30, 1995

                                                                                            NOTES
                                          COMMON STOCK        ADDITIONAL                  RECEIVABLE
                                      ---------------------    PAID-IN                       FROM
                                        SHARES     AMOUNT      CAPITAL       DEFICIT     STOCKHOLDERS     TOTAL
                                      ----------  ---------  ------------  ------------  ------------  ------------
BALANCE, DECEMBER 16, 1994 (Note
  1)................................   3,729,721  $   7,459  $    545,842                              $    553,301
  Net loss..........................                                       $   (364,856)                   (364,856)
                                      ----------  ---------  ------------  ------------                ------------

BALANCE, JUNE 30, 1995..............   3,729,721      7,459       545,842      (364,856)                    188,445
  Shares issued to Merit Microwave
    (Note 6)........................      20,000         40        39,960                                    40,000
  Net loss..........................                                         (2,625,097)                 (2,625,097)
                                      ----------  ---------  ------------  ------------                ------------

BALANCE, JUNE 30, 1996..............   3,749,721      7,499       585,802    (2,989,953)                 (2,396,652)
  Additional shares issued to Merit
    Microwave (Note 6)..............      10,000         20        19,980                                    20,000
  Net loss..........................                                         (2,069,974)                 (2,069,974)
                                      ----------  ---------  ------------  ------------                ------------

BALANCE, DECEMBER 31, 1996..........   3,759,721      7,519       605,782    (5,059,927)                 (4,446,626)
  Issuance of common stock-net of
    issuance costs of $335,696......   2,171,625      4,343     5,089,024                                 5,093,367
  Promissory notes received in
    connection with issuance of
    stock (Note 6)..................                                                      $  (40,086)       (40,086)
  Net loss..........................                                         (1,756,716)                 (1,756,716)
                                      ----------  ---------  ------------  ------------                ------------

BALANCE, DECEMBER 31, 1997..........   5,931,346  $  11,862  $  5,694,806  $ (6,816,643)  $  (40,086)  $ (1,150,061)
                                      ----------  ---------  ------------  ------------                ------------
                                      ----------  ---------  ------------  ------------                ------------

                       See notes to financial statements.

                                  RADYNE CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                                         SIX AND ONE
                                                                    YEAR       SIX-MONTH       YEAR       HALF-MONTH
                                                                   ENDED      PERIOD ENDED     ENDED     PERIOD ENDED
                                                                DECEMBER 31,  DECEMBER 31,   JUNE 30,      JUNE 30,
                                                                    1997          1996         1996          1995
                                                                ------------  ------------  -----------  ------------
Cash flows from operating activities:
  Net loss....................................................   $(1,756,716)  $(2,069,974) ($2,625,097)  $ (364,856)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Loss on disposal of assets..............................        2,122
      Depreciation and amortization...........................      454,183       177,535      276,913       147,523
      Asset impairment charge.................................                    421,000
  Changes in operating assets and liabilities:
    Accounts receivable.......................................      374,459    (2,450,031)     251,806      (202,687)
    Bankruptcy claims escrow..................................                                               106,613
    Prepaids and other current assets.........................       26,222       (73,872)      73,581        99,534
    Employee relocation incentives and advances...............                                 112,353      (109,353)
    Inventories...............................................   (3,398,560)     (840,691)    (247,843)     (353,686)
    Deposits..................................................      (34,338)       (7,650)                  (191,796)
    Accounts payable--trade...................................     (138,077)      339,848     (113,243)      284,495
    Accounts payable--affiliate...............................     (420,300)      436,362
    Accrued expenses..........................................      (25,924)      545,990     (253,337)     (348,004)
    Taxes payable.............................................      (28,487)      (24,053)     (56,063)       (6,093)
                                                                ------------  ------------  -----------  ------------
      Net cash used in operating activities...................   (4,945,416)   (3,545,536)  (2,580,930)     (938,310)
                                                                ------------  ------------  -----------  ------------
Cash flows from investing activities--Capital expenditures....     (593,072)     (255,118)    (388,770)     (119,042)
                                                                ------------  ------------  -----------  ------------
Cash flows from financing activities:
  Net borrowings from notes payable under line of credit
    agreements................................................    7,506,180     1,993,820
  Proceeds from notes payable to affiliates...................    4,600,000     6,600,000    3,052,912       853,206
  Payments on note payable to affiliate.......................  (11,200,000)   (4,594,696)
  Net proceeds from sale of common stock......................    5,053,281
  Principal payments on capital lease obligations.............      (37,769)      (12,953)     (84,350)      (50,143)
                                                                ------------  ------------  -----------  ------------
      Net cash provided by financing activities...............    5,921,692     3,986,171    2,968,562       803,063
                                                                ------------  ------------  -----------  ------------
Net increase (decrease) in cash...............................      383,204       185,517       (1,138)     (254,289)
Cash and cash equivalents, beginning of period................      186,488           917        2,109       256,398
                                                                ------------  ------------  -----------  ------------
Cash and cash equivalents, end of period......................   $  569,692    $  186,488    $     971    $    2,109
                                                                ------------  ------------  -----------  ------------
                                                                ------------  ------------  -----------  ------------
Supplemental disclosures of cash flow information--Cash paid
  for interest................................................   $  687,626    $   72,258    $   3,996    $    7,059
                                                                ------------  ------------  -----------  ------------
                                                                ------------  ------------  -----------  ------------
Supplemental disclosures of noncash investing and financing
  activities:
  The Company incurred capital lease obligations of $106,512 and $85,887 for new machinery and equipment for the year
    ended December 31, 1997 and the six-month period ended
    December 31, 1996, respectively...........................
  In December 1996, the Company issued an additional 10,000
    shares of common stock in conjunction with the asset
    purchase from Merit Microwave, Inc. (Note 6)..............

                       See notes to financial statements.

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business--Radyne Corp. (the "Company" or "Radyne") is located in Phoenix, Arizona and designs, manufactures, and sells products, systems, and crsoftware used for the transmission and reception of data over satellite and cable communication networks.

    Upon emergence from bankruptcy proceedings on December 16, 1994 (Note 2), the Company became a majority-owned subsidiary of Radyne, Inc., which was a wholly-owned subsidiary of Engineering and Technical Services, Inc. ("ETS"). On August 12, 1996, Singapore Technologies Pte Ltd. ("STPL") acquired 100 percent of the outstanding common stock of ETS through its indirect wholly owned subsidiary, Stetsys US, Inc. ("ST"). The purchase price for the ETS stock was $5,756,425. Subsequent to the acquisition of ETS by ST, Radyne, Inc. was merged into ETS, which in turn distributed all of its Radyne shares to ST. ETS did not push down any related purchase accounting adjustments since its ownership in the Company was less than 95 percent. As a result, the accompanying financial statements continue to reflect the historical accounts of the Company. The Company changed its fiscal year-end to December 31 to conform to the year-end of ST.

UNAUDITED SUMMARIZED FINANCIAL INFORMATION

    Change in Fiscal Year--Effective August 12, 1996, the Company changed its fiscal year-end from June 30 to December 31, to conform to the year-end of ST. Summarized unaudited financial information for the six-months ended December 31, 1995 is as follows:

                                                                                   UNAUDITED
                                                                                  ------------
Net sales.......................................................................  $  2,397,235
Gross profit....................................................................       921,951
Net loss before income taxes....................................................      (583,887)
Income taxes....................................................................       --
Net loss........................................................................      (583,887)
Net loss per common share.......................................................         (0.16)

    Rights Offering--In November 1996, the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholder, ST, of subscription rights for the purchase of up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. This Rights Offering became effective on May 12, 1997 and was concluded in June. ST's affiliate exercised 1,976,000 of its rights and individuals associated with such affiliate exercised another 34,000. An additional 51,525 rights issued to stockholders other than ST were exercised. In a related offering under the Company's Incentive Stock Option Plan, 110,100 shares of the Company's common stock were purchased by employees at $2.50 per share. Total proceeds received from the Rights Offering were partially offset by approximately $336,000 of associated costs. The proceeds from the exercise of these rights were used, in part, to satisfy notes payable to affiliates shown on the accompanying balance sheet at December 31, 1996.

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash Equivalents--The Company considers all money market accounts with a maturity of 90 days or less to be cash equivalents.

    Revenue Recognition--The Company recognizes revenue upon shipment of product.

    Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market, including material, direct labor, and overhead costs.

    Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of three to seven years.

    Designs and Drawings--The valuation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products (Note 2). Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of four to seven years.

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

    Income Taxes--Radyne will file a consolidated federal income tax return with ETS and ST through June 1997 (conclusion of the Rights Offering). Subsequent to June 1997, Radyne will file separate federal income tax returns. Income taxes have been computed as if the Company filed separate income tax returns for each year. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from amortization of certain designs and drawings and accruals for warranty reserves and compensated absences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Concentration of Credit Risk--The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management's expectations.

    Net Loss Per Common Share--The Company presents earnings per share in accordance with Statement of Financial Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 prescribes a presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding, and a diluted earnings per share which gives effect to all dilutive potential common shares outstanding during the reporting periods. Per share amounts have been adjusted to reflect a 1- for-5 reverse stock split that occurred on January 9, 1997.

    Fair Value of Financial Instruments--The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable, capital lease obligations, and taxes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.

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

    New Accounting Pronouncements--The Financial Accounting Standards Board has issued SFAS No. 131 on Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

2. REORGANIZATION

    On December 16, 1994, the Bankruptcy Court confirmed the Predecessor Company's Plan of Reorganization effective at the close of business on December 16, 1994. Under the Plan of Reorganization, tax claims were rescheduled for quarterly payments totaling approximately $9,600, with interest at 7 percent through September 2000.

    Under the provision of SOP 90-7, Radyne Corp., the Successor Company, was required to adopt Fresh Start reporting as of the close of business on December 16, 1994, because the reorganization value of the Predecessor Company was less than the total of all post-petition liabilities and prepetition allowed claims, and the preconfirmation stockholders retained less than 50 percent of the Successor Company's common stock.

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

3. INVENTORIES

    Inventories consist of the following at December 31:

                                                                        1997          1996
                                                                    ------------  ------------
Raw materials and components......................................  $  2,605,397  $  1,108,019
Work-in-process...................................................     1,124,929       792,119
Finished goods....................................................     1,950,594       577,222
Valuation allowance...............................................      (291,000)     (486,000)
                                                                    ------------  ------------
Total.............................................................  $  5,389,920  $  1,991,360
                                                                    ------------  ------------
                                                                    ------------  ------------

4. PROPERTY AND EQUIPMENT

    Property and equipment at December 31 consist of the following:

                                                                          1997         1996
                                                                      ------------  ----------
Machinery and equipment.............................................  $  1,298,715  $  731,778
Furniture and fixtures..............................................       373,548     243,559
                                                                      ------------  ----------
Total...............................................................  $  1,672,263     975,337
Less accumulated depreciation.......................................       349,712     125,773
                                                                      ------------  ----------
Property and equipment--net.........................................  $  1,332,551  $  849,564
                                                                      ------------  ----------
                                                                      ------------  ----------

5. ACCRUED EXPENSES

    Accrued expenses at December 31 consist of the following:

                                                                           1997        1996
                                                                        ----------  ----------
Wages and related payroll taxes.......................................  $  486,840  $  356,624
Interest..............................................................     183,968     194,492
Professional fees.....................................................      85,500     171,000
Warranty reserve......................................................     105,000     139,775
Other.................................................................      39,724      65,065
                                                                        ----------  ----------
Total accrued expenses................................................  $  901,032  $  926,956
                                                                        ----------  ----------
                                                                        ----------  ----------

6. RELATED PARTY TRANSACTIONS

    In June 1995, the Company acquired certain assets of Merit Microwave, Inc. ("Merit"), as well as the manufacturing rights to the Merit line of microwave products, which include translators and frequency converters. The purchase price of approximately $120,000 was allocated to inventory and machinery and equipment, and was paid by the issuance of 30,000 shares of the Company's stock ($40,000), cash of $60,000, and the assumption of a payable of $20,000. Under the terms of the agreement, the Company is

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

6. RELATED PARTY TRANSACTIONS (CONTINUED) required to pay royalties to Merit of 5-10 percent on certain sales of microwave products. From June 1995 to December 31, 1997, the Company paid royalties of $10,200.

    In July 1995, the Company's manufacturing operations were moved to ETS pending the Company's relocation to Phoenix. As a result, the Company transferred $726,345 of inventory and $115,155 of machinery and equipment to ETS in exchange for an equal reduction in a loan payable to ETS, to facilitate the commencement of subcontract manufacturing by ETS. During September 1996, in recognition of the completion of the move to Phoenix and increase in staffing, the Board of Directors determined that the Company should resume direct manufacturing. To this end, the Company repurchased $22,100 of machinery and equipment from ETS and was obligated to purchase $348,000 of inventory from ETS, which ETS had acquired and or processed in the ordinary course of fulfilling purchase orders from the Company. However, as the Company's products were undergoing constant improvement, in September 1996, the Company considered it necessary to treat $70,000 of such inventory as obsolete and another $20,000 thereof as slow-moving. Ongoing product development rendered another $90,000 of this inventory obsolete shortly thereafter. Additional inventory of $457,000 and $2,461,500 was purchased from ETS during the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

    Sales to ETS for the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995 were $152,500, $307,300, $311,600 and
$159,700, respectively.

    Sales to Agilis Communication Technologies Pte Ltd. ("Agilis"), an affiliate of ST, amounted to $540,000, $375,000 and $118,900 for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

    Prior to 1997, ETS provided management services to Radyne, for which ETS charged Radyne $60,000, $120,000 and $65,000 for the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995, respectively. Interest expense on notes payable to affiliates was $148,000, $205,900 and $248,400 for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively, of which $-0-and $152,400 were included in accrued expenses in the accompanying balance sheet as of December 31, 1997 and 1996, respectively.

    Subsequent to December 31, 1997, an ST affiliate made loans of $5,118,272 to the Company. The loans bear interest at 6.844 percent per annum with the principal and accrued interest due in February 1999. The proceeds of the loan were used in part by the Company to repay a note payable under a line of credit agreement which was outstanding as of December 31, 1997 (Note 7).

    The Company has notes receivable from stockholders totaling $40,086. These notes bear interest at 4 percent and are due June 20, 1998.

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

7. NOTES PAYABLE

    The Company had a note payable under a line of credit agreement with a bank that permitted outstanding borrowings of $4,500,000. At December 31, 1997, outstanding borrowings against the line were $4,500,000 plus accrued interest. Subsequent to December 31, 1997, the Company repaid the note and accrued interest with proceeds from affiliated debt (Note 6).

    The Company has a $5,500,000 credit agreement with a bank that includes $5,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. STPL has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR or alternative Citibank's Quoted Rate plus 1 percent per annum (6.844 percent-6.938 percent as of December 31, 1997). At December 31, 1997, outstanding borrowings against the line were $5,000,000 plus accrued interest. The credit agreement requires that the Company maintain certain financial leverage ratios. This credit facility is an uncommitted line of credit which the bank may modify or cancel without prior notice.

8. OBLIGATIONS UNDER CAPITAL LEASES

    The Company leases machinery and equipment under capital leases. The net book value of the equipment, $258,536 at December 31, 1997 and $146,958 at December 31, 1996, is included in property and equipment in the accompanying balance sheets and is being depreciated over the estimated useful lives of the machinery and equipment.

    Payments on capital lease obligations at December 31 are due as follows:

1998..............................................................  $ 121,951
1999..............................................................     81,453
2000..............................................................     10,275
                                                                    ---------
Total minimum lease payments......................................    213,679
Less amount representing interest.................................     10,878
                                                                    ---------
Present value of minimum lease payments...........................    202,801
Less current portion..............................................    109,258
                                                                    ---------
Capital lease obligations due after one year......................  $  93,543
                                                                    ---------
                                                                    ---------

9. COMMITMENTS

    Rent expense was approximately $94,000, $44,000, $95,000 and $57,000 for the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995, respectively. During 1997, the Company entered into an agreement to lease a new building which is scheduled to be ready for occupancy in June 1998. Future minimum rentals under leases, including the new building lease, at December 31 are as follows:

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

9. COMMITMENTS (CONTINUED)

1998............................................................  $ 351,000
1999............................................................    548,200
2000............................................................    564,600
2001............................................................    581,500
2002............................................................    599,000
Thereafter......................................................  3,568,400
                                                                  ---------
Total...........................................................  $6,212,700
                                                                  ---------
                                                                  ---------

10. INCOME TAXES

    The following summary reconciles taxes (recovery) from operations at the federal statutory rate with the actual provision (recovery):

                                                                                  SIX AND
                                                     SIX-MONTH                   ONE-HALF-
                                          YEAR         PERIOD        YEAR      MONTH PERIOD
                                         ENDED         ENDED         ENDED         ENDED
                                      DECEMBER 31,  DECEMBER 31,   JUNE 30,      JUNE 30,
                                          1997          1996         1996          1995
                                      ------------  ------------  -----------  -------------
Income taxes (recovery) at statutory
  rate..............................   $ (597,000)   $ (704,000)  $  (893,000)  $  (124,000)
Increase (decrease) in income taxes
  (recovery) resulting from:
State income tax benefit............      (64,000)      (75,000)      (95,000)
Change in valuation allowance.......      613,000       775,000       988,000       117,600
Other adjustments...................       48,000         4,000       --              6,400
                                      ------------  ------------  -----------  -------------
Total...............................   $   --        $   --       $   --        $   --
                                      ------------  ------------  -----------  -------------
                                      ------------  ------------  -----------  -------------

    Deferred tax assets consisted of the following at December 31:

                                                                        1996          1997
                                                                    ------------  ------------
Gross deferred tax assets:
Cumulative tax effect of net operating loss carryforwards.........  $  4,620,000  $  3,930,000
Tax credits.......................................................       210,000       210,000
Temporary differences.............................................      (107,000)      (30,000)
Valuation allowance...............................................    (4,723,000)   (4,110,000)
                                                                    ------------  ------------
Total.............................................................  $    --       $    --
                                                                    ------------  ------------
                                                                    ------------  ------------

    At December 31, 1997, the Company has net operating loss carryforwards of approximately $12,278,000 expiring in various years through 2013 and general business credit carryforwards of $210,000

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

10. INCOME TAXES (CONTINUED)
expiring in various years through 2004 for utilization against taxable income/taxes payable of future periods, if any. Approximately $6,200,000 of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, in future years, as a result of changes in ownership of the Company's stock. Management believes that the inability to utilize net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax asset as of December 31, 1997 and 1996.

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

    Sales to significant customers as a percentage of net sales are as follows:

                                                            SIX-MONTH        SIX AND
                                             YEAR            PERIOD       ONE-HALF- YEAR  MONTH PERIOD
                                             ENDED            ENDED           ENDED           ENDED
                                         DECEMBER 31,     DECEMBER 31,      JUNE 30,        JUNE 30,
                                             1997             1996            1996            1995
                                        ---------------  ---------------  -------------  ---------------
Customer A............................           2.5%             1.6%            6.4%           22.0%
Customer B............................           1.1%          --              --                15.3%
Customer C............................           1.1%             6.3%            8.1%           14.2%
Customer D............................           2.7%            15.6%           12.7%           11.7%
Customer E............................           2.2%            18.3%         --              --
Customer F............................          14.5%          --              --              --

    No other customers represented greater than 10 percent of net sales during the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half- month period ended June 30, 1995.

    Export sales were 55 percent, 66 percent, 50 percent and 46 percent of net sales for the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995, respectively. Net sales to Asia, Latin America and Europe were 58 percent, 22 percent and 13 percent, respectively, of total export sales for the year ended December 31, 1997. Net sales to Asia and Latin America were 46 percent and 37 percent, respectively, of total export sales for the six-month period ended December 31, 1996. Net sales to Asia and Europe were 46 percent and 38 percent, respectively, of total export sales for the year ended June 30, 1996.

12. EMPLOYEE BENEFIT PLAN

    The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. Matching contributions were $30,230, $8,576, $11,606 and $1,159 for the year ended December 31, 1997, the six-month period ended December 31, 1996, the year ended June 30, 1996 and the six and one-half-month period ended June 30, 1995, respectively. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the

                                  RADYNE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1997 (CONTINUED)

                   SIX-MONTH PERIOD ENDED DECEMBER 31, 1996,
                          YEAR ENDED JUNE 30, 1996 AND

               SIX AND ONE-HALF-MONTH PERIOD ENDED JUNE 30, 1995

12. EMPLOYEE BENEFIT PLAN (CONTINUED)
maximum amount allowed by the Internal Revenue Service. The Company matches up to 1 percent of the employee's salary.

13. STOCK OPTIONS

    In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "Plan"), which was approved by the stockholders on January 8, 1997. The Plan provides for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted.

    At December 31, 1997, the Company had 690,665 options outstanding at an exercise price of $2.50 per share. 30,500 options are exercisable at the rate of 25 percent on each of the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date. The remaining 660,165 options have been allocated among a group of 30 key employees. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. One-third of these options will become exercisable, if and when the Company's earnings before interest and taxes (calculated without regard to any charge for compensation paid or payable under the Plan) for a period of four calendar quarters ("EBIT") exceeds $1,000,000. Another one-third of these options will become exercisable if and when EBIT exceeds $2,500,000 with the remaining one-third becoming exercisable if and when EBIT exceeds $6,000,000. The options become exercisable if EBIT exceeds the aforementioned prior to June 30, 2001. All options which become exercisable expire in November 2006.

    The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its Plan. The 660,165 options are considered variable options, as defined by the provisions of APB No. 25 and related interpretations. The Company will start recognizing compensation cost on variable arrangements when the future events become probable of occurring. The accrual of compensation cost under the variable arrangement has not commenced as it is unlikely that the award will be earned in the near future due to significant historical losses incurred by the Company. Accordingly, no compensation cost has been recognized for the fixed or variable portions of the Plan. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net loss and loss per common share for the year ended December 31, 1997 would have been $2,028,121 and $.40, respectively. The Company's pro forma net loss and loss per common share for the six-month period ended December 31, 1996 would have been $2,115,074 and $.56, respectively. The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from two to four years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 118 percent-132 percent, risk free interest rate of 5.87 percent-6.83 percent, and expected lives of five years.

    Subsequent to December 31, 1997, the Company granted additional options to employees to purchase 204,000 shares of common stock at an exercise price of $2.50.