Form 10-Q
period 1998-09-30
RADYNE CORP
filed 1998-11-13
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   3138 East Elwood Street, Phoenix, AZ 85034
                   ------------------------------------------
                    (Address of principal executive offices)

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

                                YES |X|    NO |_|

      The registrant had 5,931,346 shares of its common stock, par value $.002, outstanding as of September 30, 1998.

PART I - FINANCIAL INFORMATION
RADYNE CORP.
CONDENSED BALANCE SHEET
(Unaudited)

                                                                 September 30,   December 31,
                                                                 1998            1997
         Item 1                                                  Unaudited       Audited
Current Assets:

Cash & Cash Equvalents                                           $    775,832    $    569,692
Restricted Cash                                                    10,000,000               0
Account Receivable, less allowance
for doubtful accounts of $23,000 and $15,000 respectively           2,198,026       2,359,443
Inventories                                                         4,269,540       5,389,920
Prepaids and Other Current Assets                                     452,889          68,076
                                                                 ------------    ------------
         Total Current Assets                                      17,696,287       8,387,131
                                                                 ------------    ------------
Property and Equipment - Net                                        1,487,996       1,322,551
                                                                 ------------    ------------
Other Assets:
Designs and Drawings - Net of accumulated amortization
of $876,404 and $705,404 respectively                                 300,935         471,935
Deposits                                                               50,000          50,000
                                                                 ------------    ------------
         Total Assets                                            $ 19,535,218    $ 10,231,617
                                                                 ============    ============
Liabilities and Stockholders' Capital Deficiency

Current Liabilities:
Notes payable under lines of credit                              $  5,500,000    $  5,000,000
Notes payable to parent                                            15,618,272               0
Obligations under capital leases                                       78,145         109,258
Accounts Payable - trade                                            1,021,948         667,202
Accounts Payable - affiliates                                               0          16,062
Accrued Liabilities                                                 1,124,102         901,032
Taxes payable                                                          53,845          38,720
                                                                 ------------    ------------
         Total Current Liabilities                                 23,396,312       6,732,274
                                                                 ------------    ------------
Long Term Liabilities:
Notes payable under lines of credit                                         0       4,500,000
Obligation under Capital Leases                                        37,513          93,543
Taxes Payable                                                               0          55,861
                                                                 ------------    ------------
         Total Long Term Liabilities:                                  37,513       4,649,404
                                                                 ------------    ------------
         Total Liabilities                                         23,433,825      11,381,678

Stockholders' Capital Deficiency
Common Stock, $0.002 par value, 20,000,000 shares authorized, shares issued and outstanding, 5,931,346 at September 30, 1998
and December 31, 1997, respectively                                    11,862          11,862
Additional Paid-In Capital                                          5,694,806       5,694,806
Accumulated Deficit                                                (9,605,275)     (6,816,643)
Notes Receivable - employees                                                0         (40,086)
                                                                 ------------    ------------
Total Stockholders' Capital Deficiency                             (3,898,607)     (1,150,061)
                                                                 ------------    ------------

         Total                                                   $ 19,535,218    $ 10,231,617
                                                                 ============    ============

The accompanying notes are an integral part of these condensed financial statements.

PART I - FINANCIAL INFORMATION
RADYNE CORP.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

                                    Three Months Ended             Nine Months Ended
                                September 30,  September 30,  September 30,  September 30,
                                    1998           1997           1998           1997
Net Sales                       $ 3,307,146    $ 4,434,112    $ 9,973,611    $ 9,986,377
Cost of Sales                     2,280,421      2,397,597      7,704,856      5,529,267
                                --------------------------------------------------------
        Gross Profit              1,026,725      2,036,515      2,268,755      4,457,110
                                --------------------------------------------------------
Operating Expenses:
Selling, general and
administrative                      806,430      1,219,255      2,543,986      3,159,553
Research and
development                         577,166        569,177      1,944,809      1,692,899
                                --------------------------------------------------------
        Total Operating           1,383,596      1,788,432      4,488,795      4,852,452
        Expenses                --------------------------------------------------------

Income (loss) from operations
before interest expense            (356,871)       248,083     (2,220,040)      (395,342)

Interest Expense - Net              192,773        162,270        568,592        497,318
                                --------------------------------------------------------
Net Income (loss) before
provision for Income Taxes         (549,644)        85,813     (2,788,632)      (892,660)

Provision for Income Taxes                0              0              0              0
                                --------------------------------------------------------
Net Income (loss) available
to common stockholders          $  (549,644)   $    85,813    $(2,788,632)   $  (892,660)
                                ========================================================
Earnings (loss) per common
share - basic                   $     (0.09)   $      0.01    $     (0.47)   $     (0.19)
                                ========================================================
Earnings (loss) per common
share - diluted                 $     (0.09)   $      0.01    $     (0.47)   $     (0.19)
                                ========================================================
Weighted average common and
equivilent shares - basic         5,931,346      6,432,854      5,931,346      4,734,185
                                ========================================================
Weighted average common and
equivilent shares - diluted       5,931,346      6,432,854      5,931,346      4,734,185
                                ========================================================

The accompanying notes are an integral part of these condensed financial statements.

PART I - FINANCIAL INFORMATION
RADYNE CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

                                                         Nine Months Ended     Nine Months Ended
                                                         September 30, 1998    September 30, 1997
OPERATING ACTIVITIES:
Net Loss                                                       $ (2,788,632)         $   (892,660)
Adjustments to reconcile net loss to cash flows used
       in operating activities:
       Depreciation and Amortization                                395,653               347,202

Changes in operating assets and liabilities:
       Accounts Receivable                                          161,417              (850,970)
       Inventories                                                1,120,380            (3,258,394)
       Prepaid and Other Current Assets                            (384,813)               60,307
       Accounts Payable - Trade                                     354,746               414,821
       Accounts Payable - Affiliates                                (16,062)             (436,362)
       Accrued Liabilities                                          223,070              (122,372)
       Taxes Payable                                                (40,736)              (21,232)
                                                         ----------------------------------------
          Net Cash used in Operating Activities                    (974,977)           (4,759,660)
                                                         ----------------------------------------
Cash flows from investing activities:
       Investment in Restricted Cash                            (10,000,000)                    0
       Capital Expenditures                                        (390,098)             (555,544)
                                                         ----------------------------------------
          Net Cash flows from investing activities:             (10,390,098)             (555,544)
                                                         ----------------------------------------
Cash flows from financing activities:
       Net borrowing from or (payment on) Notes
       Payable under Line of Credit Agreements                   (4,000,000)            6,706,180
       Proceeds from Notes Payable to Affiliates                 15,618,272                     0
       Payments on Notes Payable to Affiliates                            0            (6,600,000)
       Net Proceeds from sale of common stock                             0             5,093,367
       Notes Receivable - employees                                  40,086               (59,228)
       Principal payments on capital lease obligations              (87,143)              (11,520)
                                                         ----------------------------------------
          Net Cash provided by financing activites               11,571,215             5,128,799
                                                         ----------------------------------------

Net increase (decease) in Cash                                      206,140              (186,405)

Cash, Beginning of Year                                             569,692               186,488
                                                         ----------------------------------------
Cash, End of Period                                            $    775,832          $         83
                                                         ========================================
Supplemental Disclosure of cash flow information:

       Interest paid                                           $    698,201          $    622,738
                                                         ========================================

The accompanying notes are an integral part of these condensed financial statements.

RADYNE CORP.

Notes to Condensed Financial Statements
(Information for SEPTEMBER 30, 1998 and SEPTEMBER 30, 1997 is Unaudited)

1.    Business

      Radyne Corp. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. On August 12, 1996 the Company became a majority owned subsidiary of Stetsys US, Inc ("ST"). The Company designs, manufactures and sells products, systems and software used for the transmission and reception of data over satellite and cable communications networks.

2.    Summary of Significant Accounting Policies

      (a) Basis of presentation

      The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. Such adjustments are of a normal recurring nature. The financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. This information should be read in conjunction with the financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

      The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

      (b) Revenue Recognition

      The Company recognizes revenue upon shipment of products.

      (c) Restricted Cash

      Restricted cash consists of $10,000,000 derived from a loan from an affiliate. This loan is restricted for the purpose of funding the purchase of Comstream Holdings, Inc. (See Note 8, Subsequent Event.)

      (d) Inventories

      Inventories, consisting of satellite modems, converters and related products, are valued at the lower of cost (first-in, first-out) or market value including material, direct labor and overhead costs.

      (e) Property and Equipment

      Property and equipment is stated at cost. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements that extend the useful lives of assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over the estimated useful life of four to seven years.

RADYNE CORP.

Notes to Condensed Financial Statements
(Information for SEPTEMBER 30, 1998 and SEPTEMBER 30, 1997 is Unaudited)

      (f) Designs and Drawings

      The valuation of designs and drawings is the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position 90-7, `Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,' and represents the excess reorganization value that has been applied to the acquired technology supporting the Company's products. Amortization of designs and drawings is computed using the straight-line method over an estimated useful life of four to seven years.

      (g) Research and Development

      The cost of research and development is charged to expense as incurred.

      (h) Taxes on Income

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from amortization of certain designs and drawings and accruals for warranty reserves and compensated absences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized as income in the period that includes the enactment date.

      (i) Earnings (Loss) Per Share

      The Company presents earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 prescribes a presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding, and a diluted earnings per share which gives effect to all dilutive potential common shares outstanding during the reporting periods.

      (j) Rights Offering

      In November 1996 the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholder, ST, of subscription rights for the purchase of up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. This Rights Offering became effective on May 12, 1997 and was concluded in June 1997. ST's affiliate exercised 1,976,000 of its rights and individuals associated with such affiliate exercised another 34,000. 51,525 rights issued to stockholders other than ST were also exercised. In a related offering under the Company's Incentive Stock Option Plan, 110,100 shares of the Company's common stock were purchased by employees at $2.50 per share. Total proceeds received from the Rights Offering were partially offset by $336,000 of associated costs. The proceeds from the exercise of these rights were used, in part, to satisfy notes payable to affiliates.

      (k) Comprehensive Income

      The Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, in the quarter ended March 31, 1998. Comprehensive income is the same as net income for the quarter and nine months ended September 30, 1998.

PART I - FINANCIAL INFORMATION
RADYNE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)


3     Inventories                                 September 30,     December 31,
                                                      1998             1997
                                                   (Unaudited)       (Audited)
      Inventories consist of the following:

      Raw materials and components                $ 1,824,723       $2,605,397
      Work in Process                               2,261,352        1,124,929
      Finished Goods                                  363,465        1,950,594
                                             ---------------------------------
      Subtotal                                      4,449,540        5,680,920
                                             ---------------------------------
      Less Valuation Allowance                       (180,000)        (291,000)
                                             ---------------------------------
      Total                                       $ 4,269,540       $5,389,920
                                             =================================

4     Accrued  Liabilities                        September 30,     December 31,
                                                      1998             1997
                                                   (Unaudited)       (Audited)

      Accrued liabilities consist of the
      following:

      Wages and related payroll taxes                $356,068       $  486,840
      Interest expense                                313,902          183,968
      Warranty reserve                                140,000           85,500
      Professional fees                               140,500          105,000
      Other                                           173,632           39,724
                                             ---------------------------------
      Total                                       $ 1,124,102       $  901,032
                                             ==================================

5     Earnings (Loss) per Share

            A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the nine month periods ended September 30, 1998 and 1997.

                                                  September 30,    September 30,
                                                      1998             1997
                                                   (Unaudited)      (Unaudited)

      Net (loss)                                  $(2,788,632)      $ (892,660)
                                             ----------------------------------
      Basic EPS - weighted average shares
      outstanding                                   5,931,346        4,734,185
                                             ----------------------------------
      Basic earnings (loss) per share             $     (0.47)      $    (0.19)
                                             ----------------------------------
      Diluted EPS - weighted average shares
      outstanding                                   5,931,346        4,734,185
      Diluted earnings (loss) per share           $     (0.47)      $    (0.19)

RADYNE CORP.

Notes to Condensed Financial Statements
(Information for SEPTEMBER 30, 1998 and SEPTEMBER 30, 1997 is Unaudited)

6.    Related Party Transactions

      Sales to Engineering and Technical Services, Inc. and Agilis Communication Technologies Pte Ltd, companies under common control with Radyne, for the three months ended September 30, 1998 and 1997 were $13,589 and $199,800, respectively. Cost of such sales for the same periods were $5,336 and $151,492, respectively. For the nine months ended September 30, 1998 and 1997 sales to these companies were $163,345 and $666,010, respectively. Cost of such sales for the same periods were $87,039 and $499,986, respectively.

      Accounts Receivable from affiliates at September 30, 1998 and December 31, 1997 was $59,221 and $281,775, respectively.

      Notes payable to parent (ST) outstanding at September 30, 1998 and December 31, 1997 were $15,618,272 and $ 0, respectively. These notes bear interest at rates from 6.388% to 6.844% and mature during 1999. Of this amount, $10,000,000 was borrowed in September 1998 for the acquisition of Comstream Holdings, Inc ("Comstream") (See Note 8).

      Interest expense on notes payable to parent was $99,916 and $0 for the three month period ended September 30, 1998 and 1997, respectively. For the nine month periods, which ended September 30, 1998 and 1997, interest expense on notes payable to parent was $265,928 and $147,929 respectively.

7.    Notes Payable

      The Company had a note payable under a line of credit agreement with a bank that permitted borrowings of up to $4,500,000. At December 31, 1997, outstanding borrowings against the line were $4,500,000 plus accrued interest. On January 15, 1998, the Company repaid the note and related accrued interest with the proceeds from affiliated debt. The bank line was subsequently terminated.

      The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or alternative Citibank's Quoted Rate plus 1% per annum (rates varied from 6.4063% to 6.75% on balances owed at September 30, 1998). The credit agreement requires the Company to maintain certain financial leverage ratios. The availability of additional borrowings under the credit agreement expires September 29, 1999 and is renewable annually at the option of the Bank. The Company owed principal of $5,500,000 under the line of credit as of September 30, 1998. Subsequent to the end of the period reported on herein, the Company borrowed another $500,000 under the credit agreement at 6.1563%.

8.    Subsequent event

      On August 28, 1998, Radyne Corporation signed a definitive agreement (the "Agreement") to acquire ComStream from Spar Aerospace Limited ("Spar"). On October 15, 1998 (the "Closing Date"), Radyne acquired Comstream (the "Acquisition"), with Comstream becoming a wholly owned subsidiary of Radyne.

On the Closing Date, Radyne purchased all of the outstanding shares of common stock of ComStream for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing and $7 million will be payable up to nine months thereafter pursuant to a note (the "Note") which is convertible into Radyne common stock, par value $.002 per share (the "Common Stock"), under certain circumstances. A Registration Rights Agreement would provide Spar with piggy-back and demand registration rights in the event that the Note is converted into Common Stock.

The Acquisition will be accounted for under the purchase method and will result in a one-time charge, which represents the value assigned to purchased

"in-process-research-and-development" ("IPR&D"). The amounts of these charges are dependent upon the valuation analysis, which is underway, by an independent valuation consulting firm. In addition, Radyne expects to incur a charge for restructuring costs related to employee severance and a lease termination.

Radyne intends to finance the repayment of debt incurred for the Acquisition, certain planned restructuring costs and its ongoing working capital needs through (i) a rights offering pursuant to which it will offer approximately $17,700,000 of Common Stock to its existing shareholders and (ii) the existing bank line of credit. This offering will be made strictly by means of a prospectus which will be distributed to shareholders of record at a date selected at the time of Radyne's filing a registration statement for such offering with the Securities and Exchange Commission.

RADYNE CORP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

      This form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed it 1997 Form 10-K in March, 1998. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

Results of Operations

      The Company's assets have increased from $10,231,617 at December 31, 1997 to $19,535,218 at September 30, 1998, while the Company's liabilities have increased from $11,381,678 at December 31, 1997 to $23,433,825 at September 30, 1998. This increase was due primarily to an increase in restricted cash of $10,000,000 derived from a loan from an affiliate (See Note 6, Related Party Transactions). The purpose of this loan was to have sufficient cash on hand to fund the purchase of Comstream Holdings, Inc. from Spar Aerospace Limited, a Canadian company, which closed on October 15, 1998 (See Note 8, Subsequent Event).

      Results of operations for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997, were as follows:

      The Company's net sales decreased 25% to $3,307,146 during the period ended September 30, 1998 from $4,434,112 during the period ended September 30, 1997 primarily as a result of a decline in sales into the Asian Market, due to the continued unfavorable economic conditions in that market, during the current period compared to the prior period.

      The Company's cost of sales as a percentage of net sales increased to 69% during the period ended September 30, 1998 from 54% during the period ended September 30, 1997. Start-up costs associated with the delivery of new products to the market place during the current period accounted for the increased costs.

      Selling, general and administrative costs decreased to $806,430 (24% of sales) during the current period from $1,219,255 (27% of sales) during the three month period ended September 30, 1997. The decreased level of expenses was, in part, due to the reduced sales commissions as a result of the lower sales output during the current period as compared to the prior period.

      Research and development expenditures increased to $577,166 during the period ended September 30, 1998 from $569,177 during the period ended September 30, 1997. The increased level of expenses coincides with the Company's goals to bring newer product lines to market.

      Net interest expense increased from $162,270 in the period ended September 30, 1997 to $192,773 in the current period due to an increase in the Company's debt level.

      Based on the decrease in margins (higher costs in terms of percentage of sales) as outlined above, the Company experienced a net loss of $549,644 during the period ended September 30, 1998 as compared with net income of $85,813 during the period ended September 30, 1997.

      The Company's new-orders-booked (Bookings) increased by 88% to $3,930,265 for the quarter ended September 30, 1998 from $2,094,061 for the period ended September 30, 1997. This increase is primarily due to new product orders within the quarter.

      The Company's level of unfilled-orders-to-ship (Backlog) increased 35% to $6,253,075 at September 30, 1998 from $4,621,790 at September 30, 1997 primarily due to the level of Bookings received during the current quarter. About 70% of the backlog is scheduled to be shipped by the end of the current calendar year.

RADYNE CORP

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Results of operations for the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997, were as follows:

      The Company's net sales decreased slightly to $9,973,611 during the period ended September 30, 1998 from $9,986,377 during the nine month period ended September 30, 1997 as a result of the decline in sales to the Asian Market due to its deteriorated economic situation. However, the market acceptance of the Company's newer products is demonstrated by sales remaining level over the nine month comparison in spite of the impact of the Asian economic situation. A substantial portion of current period sales came from the new DMD-2401 modem that has enjoyed positive market acceptance. Other products which contributed were the RCS-10 and RCS-20 subsystems with associated modems, the RF product lines, the new digital video products and the new lines of high-speed modems and peripherals.

      The Company's cost of sales as a percentage of net sales increased to 77% during the nine months ended September 30, 1998 from 55% during the nine month period ended September 30, 1997. An increase in start-up costs associated with the delivery of new products to the market place during the current period accounted for the major portion of the increase in costs. In June of 1998, the Company expensed $911,000 to revalue inventory including revisions to standard costs and a provision for obsolescence.

      Selling, general and administrative costs decreased to $2,543,986 (26% of sales) during the current period from $3,159,553 (32% of sales) during the nine month period ended September 30, 1997. The decreased level of expenses for the period (and the related reduction in costs in terms of percentage of sales) was, in part, a result of the Company's cost containment measures. However the Company's marketing expenses remain high as the Company has attempted to position itself in the marketplace to compete head-to-head with larger competitors without giving up margin advantages. Additionally, the Company has embarked on a full-scale marketing effort to seek out new product opportunities, which will enhance our current product lines and provide a full array of product options for our customers.

      Research and development expenditures increased to $1,944,809 (19% of sales) during the nine months ended September 30, 1998 from $1,692,899 (17% of sales) during the nine months ended September 30, 1997. The increased level of expenses for the period was, in part, a result of new product development and research to lower older product lines' manufacturing costs.

      Net interest expense increased from $497,318 in the period ended September 30, 1997 to $568,592 in the current period due to an increase in the Company's debt level.

      Based mainly on lower gross margins as outlined above, the Company experienced a net loss of ($2,788,632) during the period ended September 30, 1998 as compared with a net loss of ($892,660) during the nine month period ended September 30, 1997.

      The Company's new-orders-booked (Bookings) increased 22% to $11,489,973 for the nine months ended September 30, 1998 from $9,442,062 for the period ended September 30, 1997. This increase was primarily due to the successful introduction of certain new product lines to the market during the current period.

      The Company's level of unfilled-orders-to-ship (Backlog) increased 35% to $6,253,075 at September 30, 1998 from $4,621,790 at September 30, 1997 primarily due to the level of Bookings received during the current period. About 70% of the above backlog is scheduled to be shipped by the end of the current calendar year.

Year 2000 Issue

      The Company recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issues. The year 2000 issue is one where computer systems may recognize the designation "00" as the year 1900 when it is intended to mean the year 2000, resulting in system failure or miscalculations.

      Commencing in 1997, the Company began a comprehensive review of its information technology systems, which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of the factors considered in the review process.

      The Company has completed its review of internal systems. The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify these applications are, or will become, Year 2000 compliant.

      The Company presently believes that all mission critical systems are Year 2000 compliant and therefore the Year 2000 issue will not pose significant operational problems for the Company's internal systems. All Year 2000 costs to date have been expensed and the Company does not expect to incur any significant future costs related to the Year 2000 issue. However, the Company may choose to upgrade certain existing software that is already Year 2000 compliant and, if it does, the costs related to those upgrades will be capitalized in the normal coarse of business.

      As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company is not able to determine the effect on the Company's results of operations, liquidity and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan if and when the Company concludes that a material vendor or customer may not be compliant.

      During the current period a Year 2000 readiness survey was sent to all of the Company's material vendors and customers. The readiness surveys are currently being collected for review and analysis. The Company has also started to generate a formal Year 2000 plan. This plan document should be completed by March 31, 1999.

Liquidity and Capital Resources

      The Company's working capital deficit was ($5,700,025) at September 30, 1998, compared to working capital of $1,654,857 at December 31, 1997. The decrease in working capital is primarily due to the maturation of $4,500,000 in debt which was classified as long-term as of December 31, 1997 and has been replaced with short term loans and losses incurred by the Company during the period.

      Net cash used in operating activities was $974,977 for the nine month period ended September 30, 1998, as compared to $4,759,660 used in the nine month period ended September 30, 1997, mainly due to decreased inventory and account receivable levels and increases in accounts payable and accrued liability levels.

      Cash used in investing activities, consisting of additions to equipment, amounting to $390,098 for the nine month period ended September 30, 1998 was comparable to the prior period amount of $555,544.

      The Company derived net cash from financing activities of $11,571,215 and $5,128,799 during the nine month periods ended September 30, 1998 and September 30, 1997, respectively. A $10,000,000 loan was taken for the acquisition of Comstream during the quarter ended September 30, 1998.

      As a result of the foregoing, the Company increased its cash balance by $10,206,140 for the nine month period ended September 30, 1998, as compared to a decrease in its cash balance by $186,405 for the nine month period ended September 30, 1997.

      The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, from funds advanced under the line of credit agreement and from funds advanced from the Company's parent. In this connection, the parent company has committed to purchase approximately $16,000,000 worth of the Company's common stock in order to enable the Company to retire a like amount of short term debt to the parent.

                           PART II - OTHER INFORMATION


Item 6 -    Exhibits and Reports on Form 8-K.


            (a)   Exhibit           Description
                  -------           -----------
                    3.1*            Restated Certificate of Incorporation
                    3.2**           Bylaws, as amended and restated
                    27              Financial Data Schedule

            (b) 1. A report on Form 8-K was filed with regard to Item 4, Changes in Registrant's Certifying Accountant, on July 23, 1998.

                  2. An amended report on Form 8-K was filed with regard to Item 4, Changes in Registrant's Certifying Accountant, on July 31, 1998.

                  3. A report was filed on form 8-K with regard to Item 5, Other Events (relating to Registrant's agreement to acquire the shares of Comstream Holdings, Inc.) on August 28, 1998.

            * Incorporated by reference from Registrant's report on Form 10-Q, filed August 14, 1998.

            ** Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 12, 1998                 RADYNE CORP.
       -------------------

                                          By:   /s/ Robert C. Fitting
                                              ------------------------------
                                                    Robert C. Fitting
                                                    President


                                          By:   /s/ Garry D. Kline
                                              ------------------------------
                                                    Garry D. Kline
                                                    Chief Financial Officer