Form 10-K
period 1998-12-31
RADYNE COMSTREAM INC
filed 1999-04-15
CIK 718573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission File
December 31, 1998                                                 Number 0-11685

--------------------------------------------------------------------------------

                              RADYNE COMSTREAM INC.
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                            11-2569467
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                 3138 East Elwood Street, Phoenix, Arizona 85034
               (Address of Principal Executive Offices) (Zip Code)



        Registrant's telephone number including area code: (602) 437-9620

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.002 Par Value
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of March 22, 1999 was approximately $1,877,000

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes _X_ No____

     As of March 22, 1999, there were 5,932,346 shares of the registrant's common stock outstanding.

================================================================================

                                     PART I

                DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS


     Certain statements under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Radyne ComStream Inc., or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     o    loss of, and failure to replace, any significant customers;

     o    timing and success of new product introductions;

     o    product developments, introductions and pricing of competitors;

     o    timing of substantial customer orders;

     o    availability of qualified personnel;

     o the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

     o    performance of suppliers and subcontractors;

     o    market   demand  and  industry   and  general   economic  or  business
          conditions;

     o    availability, cost and terms of capital;

     o Radyne ComStream's level of success in effectuating its strategic plan, including realization of all of the anticipated benefits of the integration of Radyne and the recently acquired ComStream Holdings, Inc.; and

     o    other factors to which this report refers.

ITEM 1.  BUSINESS

Overview

     Radyne ComStream Inc. designs, manufactures and sells equipment used to receive data from, and transmit data to, satellites. We have engaged in the advanced design and production of digital data communications equipment for satellite telecommunications systems for over seventeen years. Our products include:

     o satellite modulators and demodulators and earth stations used to receive data from and send data to orbiting satellites;

     o satellite broadcast receivers, used to receive communications from satellites;

     o frequency converters, used to channel higher frequency transmissions into lower frequency transmissions and vice versa;

     o    ancillary products;

     o equipment racks containing integrated modems and supporting equipment for data, audio, and television communications; and

     o an integrated modem and router product for the Internet service provider market.

     Radyne Corp., our predecessor which was incorporated in 1980, was forced to file for Chapter 11 bankruptcy protection in April 1994. It successfully emerged from bankruptcy in December 1994 upon the acquisition of approximately 91% of its common stock by Engineering and Technical Services, Inc., then a major customer. On August 12, 1996, ETS was acquired by Singapore Technologies Pte Ltd through its indirect wholly owned subsidiaries, Stetsys US, Inc. and Stetsys Pte Ltd. (collectively, "ST"). As a result, approximately 91% of Radyne ComStream's common stock is now held by ST.

     In 1995, we installed a new management team, which moved our operations from New York to Phoenix, Arizona. As part of this management change, we hired an almost all new staff of engineering, sales and support personnel.

Recent trends and developments

     Consistent with our new growth strategy, we recently acquired ComStream Holdings, Inc. from Spar Aerospace Limited, a Canadian advanced technology company. ComStream is an international provider of digital transmission solutions for voice, data, audio and video applications with offices in the United States, Singapore, Indonesia, China and the United Kingdom. Revenues of ComStream for 1998 were approximately $37 million. We acquired ComStream in an effort to expand our core business, and supplement our product lines with a number of viable developed products and superior quality products in the design phase, some of which have since been released for production. In addition, we based our decision to acquire ComStream on the strategic belief that the combined companies could compete more effectively and realize certain synergies. We believe that Radyne's acquisition of ComStream will have a number of positive effects, including the following:

1. The combined annual revenues of Radyne ComStream should approximate $50 million versus Radyne Corp.'s stand-alone revenues of about $13 million. This dramatic difference in size should provide us with better control over prices and margins and enable us to compete in larger markets. It should also increase the likelihood that our common stock can be qualified for trading on the Nasdaq Stock Market, our exchange of choice.

2. We also anticipate the combination to produce synergistic effects by combining Radyne's newer product lines with ComStream's worldwide sales channels. We expect the introduction of newer and more numerous products into the ComStream distribution channels to have positive effects on our revenues commencing in the first calendar quarter of 1999 and continuing in the second calendar quarter as more products in development are completed and released to production. We also expect positive results from the ComStream sales force as compared to our historic reliance on independent sales representatives.

3. While we viewed ComStream's gross margins as excellent, its profitability had suffered from extremely high expenses. Since closing the acquisition in October, 1998 we have reduced ComStream's recurring expenses by approximately $1,000,000 per month. We expect continued efficiencies and restructuring of our product lines to result in additional cost savings.

     As a combined entity, Radyne ComStream has an expanded product line and a worldwide sales and service organization with international offices in Beijing, Singapore, London, Moscow, Jakarta, Rio de Janeiro and Amsterdam.

     Radyne  ComStream  is  currently  addressing  four   markets/businesses  as
follows:

     o    satellite modems and earth stations, including Intelsat equipment;

     o    digital video and high-speed modems;

     o    military and government data modems; and

     o    data, audio, and video broadcast equipment.


Operating strategy

     Radyne ComStream's operating strategy is to:

     o continue to build on the experience, skills and customer access of its management team;

     o maintain a strong international position in the earth station business and capitalize on its dominant position of supplying satellite broadcast receivers while beginning to supply Internet access providers with a personal computer receiver card;

     o    continue to find new military and government market niches;

     o complete the integration and restructuring of ComStream and Radyne so as to maximize cost savings and the benefits of ComStream's product lines and sales channels; and

     o continue to expand our special offerings in market segments, such as Internet communications, rural telephone, private network services, government network services and compressed television transmission.

     Radyne ComStream's engineering staff and support facilities are dedicated to:

     o maintaining the state-of-the-art status of Radyne ComStream's core products for the satellite ground equipment segment of the market;

     o designing and enhancing products for high-growth markets, such as Internet communications, rural telephony for developing areas, high-speed satellite communications, government data equipment and the growing private network market; and

     o providing special configurations to satisfy customers' individual needs.

     Radyne ComStream has shipped commercial volumes of its products for rural telephony and private network applications and has shipped units to several government data equipment customers. Radyne ComStream has fulfilled a contract with AT&T, one of the world's largest telephone and data service providers, to develop a new line of satellite modems with a higher frequency L-Band interface which will be used to replace aging equipment in existing earth stations. The use of L-Band as an interface mechanism has the advantage of requiring fewer conversions, thereby improving reliability of communication. This equipment is designed to substantially reduce the space and power requirements in these earth stations, and to improve reliability and permit lower maintenance costs. Management believes this equipment will be the future standard for major earth stations.

     We are a major supplier of satellite broadcast receivers for data and audio, with an installed base of more than 100,000 receivers. Broadcast receivers are used to receive financial data, audio and video. We have also supplied more than 1,000,000 set-top television receivers on an original equipment manufacturer basis. Additionally, we have a line of personal computer receiver cards which function as satellite receivers used to receive Internet information and private network data in personal computers. This receiver card is capable of delivering multimedia communications to personal computers and local area networks at speeds up to 1,000 times faster than conventional telephone modems, opening a new realm of practical and efficient distribution of data intensive applications.

     Radyne ComStream's satellite modems can receive communications with a large range of data rates, from 2.4 kilobytes per second to 155 megabytes per second. Our modems can be used in applications ranging from data and audio to telephony and high definition television. Radyne ComStream's line of frequency converter products can be used in many types of earth stations to convert intermediate frequencies into microwave frequencies for satellite transmission. These converters are competitively priced, small in size and accommodate either single or dual bands used in the satellite industry. We believe that most of our current line of modems and converters are smaller and lower priced than the previous generation of products, facilitating the installation of large systems in significantly less space than the products of our competitors. We also market redundancy switches which operate in conjunction with satellite modems and converters and provide automatic fault monitoring. In the event of a failure, such standby equipment takes over.

     Radyne ComStream also manufactures a line of small earth stations that are used worldwide for private phone and data systems. The earth stations receive, transmit and convert data in both C-Band and Ku-Band, which are analogous to AM and FM radio frequencies, and are the most widely used frequencies for satellite transmission. We have recently begun shipping the new lower cost earth station using an L-Band interface. Unlike the C-Band and Ku-Band, which must be converted prior to use in a final application, the use of L-Band signals eliminates this step, thereby reducing costs and increasing reliability. These earth stations include an indoor mounted modem, which is common to all frequency bands, and an outdoor mounted power amplifier and antenna.

     Radyne ComStream's newer products include a low cost modem with expanded features and small size, making it attractive for use in both private networks and rural telephone systems offered in China, Indonesia and India. Radyne ComStream also manufactures a line of satellite frequency translators presently used for testing satellite earth stations.

     The development of digital compression technology has allowed the transmission of television in a smaller bandwidth than would otherwise be possible using existing technology, which has made television transmission by satellite more economical than ever before. Video compression allows many times more channels on a satellite than was previously the case, thus producing a new market for our products of major interest. This compression technology is used for transmission of television to network facilities and homes, distribution of cable television to cable companies, high definition television distribution and video teleconferencing. To meet the demands of this industry, Radyne ComStream has developed a modulator and demodulator, also known as a modem, product to be used in conjunction with compression equipment and has been shipping this product for the past two and one-half years.

     Radyne ComStream has developed a line of modems used in government and defense systems. This equipment is interoperable with certain existing equipment in use by the U.S. Army. Our customers are replacing older equipment with our newer technology to enable the military to communicate with ships and ground units.

     Radyne ComStream has also developed a new product for use by Internet access providers which integrates our core satellite modem technologies with a router.

     Notwithstanding the foregoing, investors should be aware that Radyne ComStream's future plans are subject to a number of variables outside of its control, and there can be no assurance that Radyne ComStream will be able to implement any or all of such plans or that such plans, when and if implemented, will be successful.

Industry overview

     There are more than 190 major commercial communications satellites in orbit today, almost 60 of which were launched in the past two years. Over 65 more of these expensive geosynchronous earth-orbiting satellites (GEO's) will be deployed in the near future. (Source: VIA Online 1998 Global Satellite Survey). The ways in which satellites are used continue to shift over time. Satellites are principally used today in television distribution, international telephone service, data and audio broadcasting, Internet service and private networks. As more fiber cables are laid under the oceans, the use of satellites for international telephony is slowing. However, satellites represent a sizable investment and a unique communications medium which will continue to be used in other ways. For example, the use of this satellite resource is already shifting towards domestic telephony in countries, such as China and India, which are seriously lacking in infrastructure. In addition, technological advances, such as voice compression, have made it economical for third world countries to have more telephone service. Moreover, television distribution is going through a technological revolution in which ten times as many programs can be transmitted through satellites than was possible 5 years ago. A typical satellite can deliver 250 or more channels today compared to 24 channels before. This technological and economical breakthrough has created many new markets. For example, it is now cost-effective for many relatively small market segments to have their own television networks, such as the networks for regional college sports. In addition, satellites are an ideal medium to distribute high definition television. Finally, the lowering of international barriers and privatization are allowing the expansion of more private networks.

     Almost anyone who uses a satellite as a means of transmission has the need for equipment of the sort produced by Radyne ComStream. Radyne ComStream expects to continue operating within the satellite ground equipment segment of the market for the next several years, while continuing to expand into various new markets. For example, additional needs for Internet service, new data broadcast requirements, and communications directly to computers are areas in which Radyne

ComStream expects to realize the greatest growth potential. Although the telecommunications industry is rapidly changing, becoming more complex and requiring new technology, we do not expect the transformation and evolution of the industry to cause satellite data equipment to become obsolete, at least within the near future.


Industry trends

     Several major trends in the telecommunications industry should provide opportunities for Radyne ComStream.

     o Telecommunications needs in the Pacific Rim, South America, and the Eastern European countries and an increase in the number of satellites orbiting over the Pacific and Indian Oceans will produce a substantial need for satellite data communications equipment.

     o    The  requirement  for  increased   dissemination   of  financial  data
          increases the requirements for broadcast receivers.

     o If the United States defense budget continues to shrink, more commercial off-the-shelf products may be purchased from suppliers, such as Radyne ComStream, who can offer these products for much less than the government would pay to develop or produce the products. Radyne ComStream anticipates being able to and has already begun to supply commercial versions of military equipment.

     o As digital television and high-definition television become available, the need for satellite equipment for distribution to cable companies and homes will increase.

Satellite modems and earth stations

     Satellite communication has been established as a key element in the growth of the telecommunications industry. Although the emergence of fiber cable, which industry prefers for certain applications, created competition for satellite communications, satellite communications enjoy advantages in many markets for several reasons:

     o    It is not  cost-effective  to utilize  fiber cable in all areas of the
          world,   especially   emerging   countries  where   telecommunications
          capabilities are just beginning to develop.

     o Although fiber cable has performance advantages, it has a tendency to break, resulting in the need for satellite capabilities as a back-up.

     o Fiber cable is utilized mainly for point-to-point communications. Satellite transmission, on the other hand, is superior for distribution communications, for example, distribution of financial market information or video broadcasting on major television networks.

     Thus, although fiber cable can be viewed as a competitor of satellite communications, it has not historically reduced, nor is it anticipated to reduce, the need for satellite modem equipment. Moreover, in the opinion of management, there should be "niche" requirements that can be satisfied only with satellite communications for a long time to come.

     An example of the continued need for satellite communications is evident in the difficulty of providing telecommunications services in certain areas. For instance, it is not cost effective to lay fiber cable in mountainous terrain or in nations composed of many islands, a geographical feature which is relatively common in the Pacific region. Sparsely populated areas are generally not conducive to fiber cable on a cost-effective basis. Moreover, fiber cable is not suitable for portable communications, such as personal communications systems, commonly referred to as PCS, news gathering, emergency services and other mobile communication requirements.

     Rural telephony and private network Demand Assigned Multiple Access ("DAMA") products require special communications equipment which is efficient for low traffic volume in many different locations. DAMA products allow many users to access the same channel on demand. Rural telephony can be described as an intra-country telecommunications network linking many small villages or islands in a country like the Philippines, for example, ultimately allowing the villages to communicate with each other and with the world. In a typical rural telephony service, a small village might designate a post office as the location of telephone service. Residents could use this location to communicate throughout the country. Communications outside of the country are frequently enabled by the use of a central hub in such countries. All international traffic from within such a country would be routed through such a hub.

     A private network, on the other hand, can be described as a network in the commercial world. For example, banks and other financial institutions, airlines, and large and multi-unit corporations all have the need for satellite communications and may be linked by a private satellite-based network. Radyne ComStream serves the DAMA products and rural telephony market segments with its DMD-2401 modem and related products.

     Radyne ComStream sells these products to system integrators who make a business of supplying turnkey earth station operations, as components of systems that they have designed, as well as directly to end users.

     The RCS-10 represents the newest generation system used in major earth stations which combines modems and redundancy switching in a single unit. Up to 30 modems can be combined in a single rack and each redundancy switch can control up to 10 modems. The compact design which eliminates more than 1500 parts and cables from prior systems, offers improved transmission and reception reliability and rapid installation. In addition to an expanded data rate range, the RCS-10 offers an improved display and more options. The newest version, under development through a contract from a major international communications supplier, is the RCS-10L. The RCS-10L is a version with an L-Band interface, allowing substantially lower power consumption. In addition, the L-Band interface has a 500MHz bandwidth instead of the usual 36 MHZ bandwidth, reducing the number of frequency converters required by 60%.

     The CM-701 modem has been the workhorse of the industry for 8 years. The CM-701 is used in Intelsat applications, digital video and small earth station applications.

     Radyne ComStream offers 3 different earth stations. The DT-7000 is primarily used for C-Band applications. The DMD-2401 LB/ST is a low cost version that can be used in either the C-Band or Ku-Band applications. The newest version, the DT-8000, is used in Ku-Band applications.

     Radyne ComStream also has a complete line of converters which synthesize frequencies either up or down. Radyne ComStream also offers a full line of loop test translators, including C-Band, Ku-Band, X-Band and Tri-Band models. Loop back testing involves the sending of data which is subsequently received by the same equipment. Our products consist of self contained frequency converters which perform transmit-to-receive loopback testing of earth station equipment.

     Augmenting these product offerings is the Star Network Management System. The Star Network Management System consists of a Windows NT point and click system used to monitor and maintain the functioning of a system remotely. The Star system allows for the monitoring and control of an entire network of modems, earth stations, and ancillary equipment from a single location, thereby eliminating the need to travel to each remote location. It provides local and remote modem management, control of the equipment connected to the modems and earth stations, collection of network status and alarm information, remote channel monitoring and dial-up control.

Digital video and high-speed modems

     Compressed digital video is the latest frontier in satellite communications technology. Several aspects of this market are of particular interest to Radyne
ComStream:

     o Television broadcasters have requirements for efficient and economic distribution.

     o    Compressed  video  encoding and decoding  are  available  for the less
          demanding  business  video   teleconferencing  and  distance  learning
          markets.

     o Expanding Internet usage should produce demand for high-speed satellite transmission for connecting to the Internet. International connections are relayed to the United States by satellite. The economics of the new compressed video allows the use of satellite transmission for long-distance teaching applications.

     o Digital cinema distribution is emerging as a viable means of film distribution. As movie theaters get smaller and thereby proliferate, the costs of making and distributing copies of films becomes proportionally greater. Using satellite distribution, movies can be distributed directly to thousands of theaters simultaneously. We expect the digital cinema market to become substantial over the next five years.

     Radyne ComStream has entered the high-speed satellite, cable and microwave communications market with various products that have been designed to incorporate the most advanced technologies available to condense a large amount of data into small bandwidths. Communications equipment in this segment possesses higher data rate capabilities, allowing much more data to be transmitted than in traditional equipment, and supports distribution of digital video, high definition television and Internet traffic.

     The DD-45 demodulator and DM-45 modulator are multi-purpose solutions for digital video broadcast and high-speed data transmission. Radyne ComStream's newest high-speed entrants are the DM-160 and MM-160 microwave modem that offer excellent solutions for applications requiring high data rates, such as high definition television. These products also allow an increase in the number of television channels that can be transmitted by satellite. In addition, our new MM-155 microwave modem in conjunction with commercial off-the-shelf microwave radios is ideal for high throughput service requirements, such as transmission of video, data and voice.

     The DVB-3030 digital video broadcast modulators are flexible and programmable, and fully compatible with digital video standards. They are principally used in digital video hub uplinks, mobile satellite news gathering, video distribution and one-way data distribution. They are also high speed and frequency agile and, thus, ideal for use in digital video hub uplinks, flyaway and mobile satellite news gathering applications.

     In addition, Radyne ComStream manufactures the QAM-256 which is used for distribution of digital video and high definition television over cable and microwave links.

Government and military modems

     The United States Government has provided a significant market opportunity for Radyne ComStream as the defense budget shrinks and it becomes cost prohibitive for the government to develop its own products. Radyne ComStream has an agreement with a major government supplier and has recently been awarded a contract to provide a modem for use in the Special Forces Terminal for the US Army. We have also been awarded a contract from Datapath to provide modems that can be used in conjunction with other Army modems.

     Radyne ComStream is currently supplying two different modems of this type and is working on a third. The DMD-15G/FM is a universal modem used in the US Army Special Forces Terminal in support of military operations. This modem interoperates with military equipment that can no longer be procured by the military because of price and age. A second modem is the DMD-15G which can operate with thousands of military modems that are deployed throughout the world and operate within the defense communication system, perhaps the largest phone system in the world.

Integrated modem and router for Internet access

     We have recently developed a product which combines our standard L-Band modem and a wide area network router. This product will enable Internet access providers, particularly those in remote areas or in locations with undeveloped telecommunications systems, to receive a high speed Internet feed from a satellite. For many smaller Internet access providers, the integrated modem and router product offers the convenience of an all-in-one solution. This product will help Radyne ComStream move into the fast-growing Internet connectivity solution market.

Data, audio and video broadcast products

     Radyne ComStream is a major supplier of satellite broadcast receivers and associated equipment for data and audio, having manufactured more than 100,000 units. Satellites are an ideal transmission medium for broadcast services as a single satellite has the ability to communicate with ground locations spread across up to one-third of the surface of the earth. Satellite broadcast receivers are used to provide music and other audio services as well as to distribute financial data and other digital services. The new DBR-202 receiver is a low cost platform handling audio, data, Internet Protocol data, and MPEG video and audio.

     There is an emerging market to provide data and video directly to the personal computer. Towards that end, Radyne ComStream has developed a very low cost receiver card for use in personal computers. The card has successfully passed trials in a private network, resulting in an order for 2,000 cards, and we expect to receive additional orders.

     Our data broadcast networks consist of a single data uplink, multiple receivers and the Star Network Management System for security, monitoring and control. The receivers can be configured for C-band and Ku-band transmissions and can be located anywhere within the range of a satellite. The DBR401VR variable rate commercial data receiver provides a low-cost alternative for transmitting data across a wide range of data rates. Our DBR801 high speed receiver is an ideal solution for high speed transmission of digital audio, video or data.

Manufacturing

     Radyne ComStream's products are to a certain extent assembled and tested at its Phoenix, Arizona and San Diego, California facilities using subsystems and circuit boards supplied by subcontractors. Some products are completely assembled and tested at subcontractors, including subcontractors in Thailand and in Wales, UK. Although Radyne ComStream believes that it maintains adequate stock to reduce the procurement lead time for certain components, Radyne ComStream's products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers were to be unable or unwilling to fulfill Radyne ComStream's requirements, Radyne ComStream could experience an interruption in production until an alternative supply source was developed. Radyne ComStream maintains an inventory of certain chips and components and subassemblies to limit the potential for such an interruption. Radyne ComStream believes that there are a number of companies capable of providing replacements for the types of unique chips and customized components and subassemblies used in its products.

Sales and marketing

     Radyne ComStream sells its products through an international sales force with sales and/or service offices in San Diego, Phoenix, Boca Raton, Beijing, Singapore, London and Jakarta. Additionally, international representatives, distributors and systems integrators sell our products, supported by Radyne ComStream's sales and marketing personnel.

     Radyne ComStream's direct sales force is comprised of 14 individuals supported by systems and applications engineers. We focus direct sales activities on expanding Radyne ComStream's international sales by identifying emerging markets and establishing new customer accounts. Additionally, Radyne ComStream directly targets certain major accounts which may provide entry into new markets or lead to subsequent distribution arrangements. Such major accounts tend to be telecommunications agencies and major corporations in new international markets. Radyne ComStream has a customer service and support group, which primarily supports customers and distributors and is responsible for after-sale support and installation supervision. In certain instances, Radyne ComStream uses third party companies for installation and maintenance.

     During 1998, no customers represented greater than 10 percent of net sales. During 1997, one customer represented 14.5 percent of net sales. For the six-month period ended December 31, 1996, two customers represented 15.6 percent and 18.3 percent of net sales. During the year ended June 30, 1996, one customer represented 12.7 percent of net sales.

     Radyne ComStream's sales in its principal foreign markets for the periods indicated consisted of the following percentages of total sales.

                              Year ended          Year ended       Six months ended          Year ended
Region                         12-31-98            12-31-97            12-31-96               6-30-96
------                         --------            --------            --------               -------
Asia                               7%                32%                  30%                    23%
Latin America                      9%                12%                  24%                    --
Europe                            31%                 7%                  --                     19%
Others*                            3%                 5%                  12%                     8%
                               --------            --------             -------                ------
Total Exports                     50%                55%                  66%                    50%

* For the six months ended December 31. 1996, "Other" includes Europe. For the year ended June 30, 1996, "Other" includes Latin America.

     Radyne ComStream believes that the above total export figure may rise in subsequent periods. We consider our ability to continue to deliver products in developing markets to be important to our growth potential. However, we may not succeed in our efforts to cultivate such markets.

Research and development

     Radyne ComStream's research and development efforts to date have been devoted to the design and development of new products for the satellite communications and telecommunications industries. Radyne ComStream's future growth depends on increasing the market shares of its new products, adaptation of its existing satellite communications products to new applications, and the introduction of new communications products that will find market acceptance and benefit from Radyne ComStream's established international distribution channels. Accordingly, Radyne ComStream is actively applying its communications expertise to design and develop new hardware and software products and enhance existing products. However, there is no assurance that Radyne ComStream will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will prove successful.

     Research and development expenses amounted to $4,296,000 in the year ended December 31, 1998, $2,262,000 in the year ended December 31, 1997, $808,000 in the six months ended December 31, 1996 and $1,795,000 in the year ended June 30, 1996. A number of new products were either launched or reached an advanced stage of development during these periods.

     In connection with the acquisition of ComStream, we recorded a one-time charge of approximately $3.9 million, which represents the value assigned to purchased in-process research and development.

Competition

     The Satellite Industry Association estimates the global market for satellite ground communications equipment to be in excess of $11 billion per annum. Radyne ComStream estimates that its addressable markets are in excess of $350 million.

     Radyne ComStream has a number of major competitors in the satellite communications field. These include large companies, such as Hughes Network
Systems, NEC and the EFData division of California Microwave, which have significantly larger and more diversified operations and greater financial, marketing, human and other resources than Radyne ComStream. Radyne ComStream estimates that the major competitors in the main markets in which it operates have the following market shares as compared to Radyne ComStream's share:

                                      Satellite Modems        Digital Video &        Gov't & Military      Data & Audio
                                      & Earth Stations       High Speed Modems             Modems           Broadcast
                                      ----------------       -----------------             ------           ---------
Competitor
California Microwave/EF Data               33%                       20%                       15%              5%
Hughes Network Systems                     10%                       --                        --              --
SSE Telecom                                 5%                       --                        10%             --
NEC                                        20%                       --                        --              --
Wegener                                    --                        --                        --              15%
IDC                                        --                        --                        --              15%
Radyne ComStream                           15%                       25%                       15%             30%

     We do not believe that any other single competitor has a greater than 10% market share for any of these product classes. However, the foregoing market share figures represent estimates based on the limited information available to us, and there can be no assurance of precision.

     We believe that we have been able to compete by concentrating our sales efforts in the international market, utilizing the resources of local distributors, and by emphasizing product features. However, most of Radyne ComStream's competitors offer products which have one or more features or functions similar to those offered by Radyne ComStream. Radyne ComStream believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the relatively lower overall cost of its products, as compared to the costs generally offered by Radyne ComStream's major competitors, have contributed to Radyne ComStream's ability to compete successfully. However, Radyne ComStream's major competitors have the resources available to develop products with features and functions competitive with those offered by Radyne ComStream. There can be no assurance that such competitors will not successfully develop such products or that Radyne ComStream will be able to maintain a lower cost advantage for its products. Moreover, there can be no assurance that Radyne ComStream will not experience increased competition in the future from these or other competitors currently unknown.

Employees

     As of March 1, 1999, Radyne ComStream had 197 full time employees, including 7 executive officers, 173 in engineering, manufacturing and marketing operations, and 17 in administration. None of Radyne ComStream's employees are represented by a union or governed by a collective bargaining agreement, and Radyne ComStream believes that its relationships with its employees are satisfactory.

Technology

     While Radyne ComStream has a number of patents, copyrights and other intellectual property rights in the form of software and integrated circuit designs, it has been cautious in obtaining patents on existing products. In general, we believe that improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Furthermore, patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change and patent applications require public disclosure of information which may otherwise be subject to trade secret protection. However, Radyne ComStream's technology could be found to infringe upon the intellectual property of others. If Radyne ComStream's technology should be found to impermissibly utilize the intellectual property of others, our ability to utilize the technology could be materially restricted or prohibited. In such event, Radyne ComStream might be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. Any licenses required may not be obtainable on terms acceptable to Radyne ComStream or at all. In addition, in such event, Radyne ComStream could incur substantial costs in defending itself against infringement claims made by third parties or in enforcing its own intellectual property rights.

ITEM 2.  PROPERTIES

     Radyne ComStream's primary facilities consist of a leased 76,000 square foot lab, office and manufacturing facility in Phoenix, Arizona and a leased 66,400 square foot lab, office and manufacturing facility in San Diego, California. These leases expire in September 2008 and February 2005, respectively, and both leases provide options for renewal. The Company's plans include subleasing a certain amount of space in both of these facilities until such time as the space is required for internal use. We believe that these facilities will provide for expected growth for the foreseeable future.

     Radyne ComStream also has regional sales offices in the U.K., Singapore, Boca Raton, Florida, China and Indonesia and customer service centers in China, the U.K., and Indonesia. All such facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

     Radyne ComStream is involved in litigation and claims arising in the normal course of operations. In the opinion of management based on consultation with legal counsel, losses, if any, from this litigation are expected to be covered by insurance or to be immaterial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 1998, the Company submitted two items to a vote of security holders. Pursuant to written consents, dated as of November 5 and November 25, 1998, respectively, the majority holders of the Company's common stock agreed to:

     1. Amend the Company's 1996 Incentive Stock Option Plan to make another 900,000 shares of Common Stock available for grants of options under the Plan and to accelerate the vesting of options previously granted; and

     2. Change the name of the Company to "Radyne ComStream Inc." and amend the Company's By-Laws to (a) clarify that either the directors or the stockholders may resolve to vary the number of directors between three and ten, (b) eliminate limitations on the forms of compensation which the Company may provide to non-employee directors, and (c) permit record date and notice periods for stockholder meetings and other proceedings to be as long as sixty (60) days, in conformity with a recent amendment of New York law.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Radyne ComStream's Common Stock is traded in the over-the-counter market under the OTC Bulletin Board symbol "RADN". However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low trading prices as reported by the National Quotation Bureau, Inc. for the periods indicated. At December 31, 1998, Radyne ComStream had approximately 448 stockholders of record. Radyne ComStream believes that the number of beneficial owners is actually in excess of 1,600, due to the fact that a large number of shares are held in street name.

                                                     High              Low
                                                     ----              ---
1997:

First Quarter....................................    6                  3-1/8
Second Quarter...................................    3-1/4              3
Third Quarter....................................    10-3/4             5
Fourth Quarter...................................    10-1/2             4

1998:

First Quarter....................................    5-1/4              2-7/64
Second Quarter...................................    5                  2-3/4
Third Quarter....................................    5                  3-3/16
Fourth Quarter...................................    5                  2-1/2

     On March 22, 1999 the last sale price of the Common Stock as reported by the OTC Bulletin Board was $3-3/8 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of operations data for the years ended December 31, 1998 and December 31, 1997, the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994, and the selected balance sheet data at those dates, are derived from the financial statements of the Company and notes thereto audited by KPMG LLP (in the case of the year ended December 31, 1998) and Deloitte & Touche LLP (in the case of the year ended December 31, 1997, the six months ended December 31, 1996, the year ended June 30, 1996, the six and one-half months ended June 30, 1995 and the ten and one-half months ended December 16, 1994), independent auditors for the Company. Per share data and shares outstanding reflect an adjustment for the effects of the 1-for-5 reverse split of the Company's common stock, which became effective on January 9, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and notes thereto included elsewhere in this 10-K Annual Report.

                                             STATEMENT OF OPERATIONS DATA

                                                                                                                         TEN-AND-
                                                                                                       SIX-AND-          ONE-HALF
                                                                       SIX MONTHS                      ONE-HALF           MONTHS
                                       YEAR ENDED      YEAR ENDED         ENDED        YEAR ENDED        MONTHS            ENDED
                                        DECEMBER        DECEMBER        DECEMBER         JUNE            ENDED            DECEMBER
                                           31,             31,             31,             30,          JUNE 30,            16,
                                          1998            1997            1996            1996           1995              1994(1)
                                      ------------    ------------    ------------    ------------    ------------       ---------
Net Sales .........................   $ 21,111,704    $ 13,446,852    $  4,905,059    $  3,829,523    $  1,861,262       2,569,396
Cost of Sales .....................     15,808,459       8,022,262       4,052,433       2,559,350       1,228,747       2,229,329
Gross Profit ......................      5,303,245       5,424,590         852,626       1,270,173         632,515         340,067
Selling, general and
   Administrative expense .........      5,531,213       4,242,138       1,437,971       1,843,576         961,162       1,658,388
Asset impairment charge(2) ........        262,935            --           421,000            --              --              --
Professional fees related to
   Reorganization .................           --              --              --              --              --           600,198

Research and development ..........      4,296,268       2,262,066         808,025       1,794,823            --              --
Stock option compensation expense .      1,155,477            --              --              --              --              --
In process research and
   development ....................      3,909,000            --              --              --              --              --
Restructuring costs ...............      3,100,000            --              --              --              --              --
   Total operating expenses .......     18,254,893       6,504,204       2,666,996       3,638,399         961,162       2,258,586
Operating loss ....................    (12,951,648)     (1,079,614)     (1,814,370)     (2,368,226)       (328,647)     (1,918,519)
Interest expense ..................      1,198,777         677,102         255,604         256,871          36,209         118,235
Other .............................        (23,480)           --              --              --              --              --
Loss before fresh start
   adjustments and
   extraordinary items ............    (14,126,945)     (1,756,716)     (2,069,974)     (2,625,097)       (364,856)     (2,036,754)
Fresh start adjustments ...........           --              --              --              --              --         1,598,841
Loss before extraordinary
   items and taxes on income ......    (14,126,945)     (1,756,716)     (2,069,974)     (2,625,097)       (364,856)       (437,913)
Extraordinary items(3) ............           --              --              --              --              --         2,699,156

Income (loss) before taxes ........    (14,126,945)     (1,756,716)     (2,069,974)     (2,625,097)       (364,856)      2,261,243

Net loss per share before
   Extraordinary items ............          (2.38)          (0.35)          (0.55)          (0.70)          (0.10)          (1.33)

Net income (loss) per share
   after extraordinary
   items ..........................          (2.38)          (0.35)          (0.55)          (0.70)          (0.10)           6.87

Weighted average number
   of outstanding shares ..........      5,931,346       5,012,664       3,750,699       3,742,227       3,729,721         329,020

                               BALANCE SHEET DATA

                                  12/31/98         12/31/97       12/31/96        6/30/96         6/30/95        12/16/94(1)
                                ------------    ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents ...   $    254,956    $    569,692    $    186,488    $        971    $      2,109    $    256,398
Working capital (deficit) ...     (8,803,970)      1,654,857      (5,851,527)     (4,082,987)     (1,343,018)       (977,678)
Total assets ................     29,190,714      10,231,617       6,572,917       3,272,686       3,452,999       3,084,394
Long-term liabilities .......     16,862,337       4,649,404         161,968         130,414         168,304         192,603
Total liabilities ...........     44,427,634      11,381,678      11,019,543       5,669,338       3,264,554       2,531,093
Stockholder equity (deficit)     (15,236,920)     (1,150,061)     (4,446,626)     (2,396,652)        188,445         553,301

----------
(1) The Company's predecessor petitioned for bankruptcy protection in April 1994 and operated as a debtor-in-possession until December 16, 1994.

(2) Consists of the writedown of designs and drawings in light of the introduction of replacement products. (3) Consists of $1,062,667 gain on exchange of debt for common stock and $1,636,489 gain on debt forgiveness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In reviewing the following material, the reader should take note of the fact that the respective periods being compared are of various duration. This is due to several changes in the Company's fiscal year. Upon emergence from bankruptcy on December 16, 1994, the predecessor company's fiscal year ended on that date. The adoption of the fiscal year of the Company's new parent (ETS) at that time created a fiscal period from December 17, 1994 through June 30, 1995, followed by a full year ended June 30, 1996. Upon becoming a subsidiary of ST in August of 1996, the Company adopted ST's fiscal year (the calendar year), creating a stub fiscal period from July 1 through December 31, 1996.

     Acquisition. On October 15, 1998, the Company completed the purchase of ComStream Holdings, Inc. from Spar Aerospace Limited, a Canadian advanced technology company. ComStream is an international provider of digital transmission solutions for voice, data, audio and video applications with offices in the United States, Singapore, Indonesia, China and the United Kingdom. Revenues of ComStream for 1998 were approximately $37 million. We acquired ComStream in an effort to expand our core business, and supplement our product lines with a number of viable developed products and superior quality products in the design stage, some of which have since been released for production.

     The acquisition was recorded in accordance with the "purchase method" of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million has been recorded as goodwill, which is being amortized over ten years. The results of operations of ComStream have been included in the Company's combined statement of operations from the acquisition date.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     The Company's net sales increased 57% to $21,112,000 during the year ended December 31, 1998 from $13,447,000 during the year ended December 31, 1997. This increase is primarily attributable to the increased product sales resulting from our purchase of ComStream.

     The Company's cost of sales as a percentage of net sales increased to 75% during the year ended December 31, 1998 from 60% for the year ended December 31, 1997. During the year ended December 31, 1998, we recorded adjustments to inventory of approximately $911,000 (4.3% of sales) to write off excess and obsolete inventory as well as "start-up" costs associated with the introduction of new products such as set-up fees, expedited product deliveries and low-volume pricing for purchased parts on initial production runs. The establishment of a reserve to allow for costs associated with valuation of older versions of products that will become "slow-moving" or obsolete as a result of the introduction of the newer version products are referred to as "excess and obsolete" reserves.

     Selling, general and administrative costs increased to $5,531,000 or 26% of sales during the year ended December 31, 1998 from $4,242,000 or 32% of sales for the year ended December 31, 1997. The decrease in expenses as a percentage of sales was primarily attributable to the sales growth as explained above. The increase in pure dollars is mainly attributable to the purchase of our San Diego operation in October, 1998.

     The Company recorded an "asset impairment charge" of $263,000 during the year ended December 31, 1998, to reflect a valuation adjustment to Designs and Drawings which were fully impaired by the introduction of competing product lines due to the purchase of ComStream. Impairment was determined by comparing the amount of undiscounted projected cash flows attributable to each product using the related technology to the carrying value of the asset.

     Research and development expenditures increased to $4,296,000 (20% of sales) from $2,262,000 (17% of sales) during the year ended December 31, 1997. The increase in expenses was primarily attributable to major development programs instituted during 1997 and to the inclusion of the research and development expenses from our San Diego facility due to the purchase of ComStream in October, 1998. It is anticipated that the Company will continue to experience high research and development expenses as it positions itself, through the introduction of new products, to gain market share.

     Stock option compensation expense of $1,155,000 was recorded to reflect the bonus and related expenses to be incurred as a result of the vesting of 657,000 shares of Incentive Stock Options under the Incentive Stock Option Plan of 1996. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. These options were fully vested by action of the Board of Directors effective October 15, 1998.

     Restructuring costs of $3,100,000 were recorded in connection with a corporate restructuring cost-cutting initiative. $1,100,000 of the total costs was reserved for additional costs expected in connection with the termination of approximately 25% of the work force. $2,000,000 was reserved for costs related to the termination of a lease for a 125,000 square foot facility in San Diego. This included $700,000 in leasehold improvements, which were abandoned.

     In connection with the acquisition of ComStream Holdings, Inc., Radyne allocated $3,909,000 of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     There are three generally accepted valuation methodologies useful for valuing intellectual property and intangible assets: market approach, cost approach, and income approach. The market approach is the most direct and easily understood appraisal technique, utilizing data on comparable assets. The cost approach seeks to measure the future benefits of ownership by quantifying the amount of money that would be required to replace the future service capability of the subject property. The income approach steps away from the cost of constructing or creating a new asset and focuses on a consideration of the income-producing capability of the asset.

     The assets appraised in the valuation analysis included in-process technology, developed technology and assembled workforce. Based upon the nature of the assets, the income approach was considered most appropriate for analyzing both the developed and in-process technologies. This valuation approach considers the commercial profits and growth prospects of the products as well as the relative investment risk of the required complementary assets.

     Products-in-development at ComStream at the time of the acquisition were classified as in-process technology. These include the following products with their respective estimated completion dates:

          Description                                 Estimated Completion Date
          -----------                                 -------------------------

      o  A 2MB card                                          Jan-99
      o  "CM601" modem modifications                         Mar-99
      o  "DT 8000" - a Ku-band 2 Watt earth station          Dec-98
      o  "DBR 2000" - a new data broadcast receiver          Jun-99
      o  "ABR 202" - a new audio receiver                    Nov-98
      o  Set Top Box                                         Jun-99
      o  MediaCast Card Receiver                             Mar-99

     Revenue streams associated with these products-in-development were used to estimate fair value using the discounted cash flow method within the income approach. In the classification of these assets as in-process, the following were considered:

     The products in development at ComStream had not attained "technological feasibility", as that term is defined in Financial Accounting Statement No. 86, as of the acquisition date. In other words, either the research projects were incomplete or major technical uncertainties remained. Technological feasibility was expected to be achieved, for a few of the products in the fourth quarter of 1998 and the remaining products within 1999. The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                              ------------ ---------- ----------
                                                                                Estimated  Estimated  TotalCosts
                                           Product      Started                  Cost To    Cost To      at
                              Base          Line         (Month    Completion     Date      Complete  Completion
      Description          Technology   Applicability    -Year)       Date       $000's      $000's    $000's
----------------------------------------------------------------------------------------------------------------
2 MB Card                 QPSK,FEC        Modems          01-98       01-99     $  1,100    $   700     $  1,800
                          Coding
"CM 601" Low Cost Mod     Coding          Modems          05-97       03-99          600        900        1,500
                          Modulation
"DT8000" Ku-band          Modulation      Earth           03-97       12-98        1,950        800        2,750
2 Watt Earth Station      Coding          Stations
                          Transmission
"DBR 2000" Data           L-Band          Broadcast       06-98       06-99          100        300          400
Broadcast Receiver        Receivers       Data
                          Packet
                          Protocol
"ABR 202" Audio Receiver  L-Band          Broadcast                   11-98          600        150          750
                          Receivers       Audio
                          Multiplexing
Set Top Box Receiver      DTH   TV  -     Satellite TV -  03-97       06-99        1,400        200        1,600
                          Cable TV  -     Cable TV
                          Proprietary
                          IC's  - MPEG
                          Decoders
MediaCast Card Receiver   Proprietary     Internet        03-97       03-99        1,600        300        1,900
                          IC's       -    Receiver   -
                          Internet        Video
                          Protocol   -    Receiver
                          DVB  MPEG
                          Decoders
                                                                                $  7,350    $ 3,350     $ 10,700
                                                                                ========    =======     ========


     It was determined that there was no alternative future use for the in-process technology as of the acquisition date. Consideration was given to possible other projects in which the hardware and software products could have been put to use, but none of these projects had yet attained "technological feasibility", and so they themselves were considered to be in-process technology.

     The discounted cash flow method began with estimates of future cash flow using ComStream management's forecasts. In deriving these cash flows, revenues, cost of goods sold, sales and marketing, general and administrative, and research and development expenses were used to estimate a baseline measure of earnings attributable to the products. These earnings represent the expected income the products would produce once ComStream's technology was integrated with the resources of Radyne. By adding back non-cash charges and deducting projected capital expenditures, a measure of debt-free cash flow, useful for valuing ComStream's in-process technology, was derived.

     From the debt-free cash flow forecasts, which represent the cash flow return on all of ComStream's assets, returns were deducted for the use of certain other assets: developed technology, net fixed assets, working capital, and assembled workforce and goodwill.

     The fair value of ComStream's total assets reflects an investment of capital, which requires a return to its investors; in addition the Company's firm-wide cash flows need to satisfy requirements on all of ComStream's assets, and not just its technology. Overall, a 28% rate of return was employed as representing ComStream's weighted average cost of capital. The weighted average cost of capital was allocated among all the assets of the Company, based upon the relative risk associated with each asset. By allocating the return requirements for the entire firm to its assets, values can be established based upon an asset's relative risk and discrete return capability.

     Accordingly, the procedure used to value ComStream's in-process technology was "residual" in nature. The cash flow returns attributable to the products (debt-free cash flow) were reduced by the return requirement for each of the other assets employed, with the remaining cash flow used to value the in-process technology. This is the cash flow that would be available to satisfy the return requirement on the amount of money invested in the in-process technology.

     The Company believes that the assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results. Within the satellite communications equipment industry, there are several specific technologies incorporated within a single product. It is therefore difficult to relate specific revenue streams to individual technologies or projects. As a result, instead of attempting to model each individual project or technology, the cash flow generated by ComStream's products in the aggregate was examined. We allocated the aggregate revenues to developed, in-process and future technology, in a manner which we believe is reasonable.

     Interest expense net of interest income increased to $1,199,000 (6% of sales) during the year ended December 31, 1998 from $677,000 (5% of sales) for the year ended December 31, 1997. The large increase in expense was primarily attributable to the increased debt of the Company, which in turn, is primarily attributable to the acquisition of ComStream Holdings, Inc.

     For the year ended December 31, 1998, the Company did not provide for income taxes, due to the current period net loss and its net operating loss carryforwards. The Company also did not provide for income taxes for the prior period due to net operating losses.

     For the year ended December 31, 1998, the Company had a net loss of $14,127,000 as compared with a net loss of $1,757,000 for the year ended December 31, 1997. The increase in net loss was primarily attributable to the restructuring costs, acquired in-process research and development, increased research and development expense, the stock option compensation expense and the asset impairment charge.

     "New Orders Booked" (firm, fixed orders from customers) for the year ended December 31, 1998 were $24,904,000 as compared to $15,788,000 for the year ended December 31, 1997. The increase is primarily attributable to the "bookings" included in the fourth quarter for the acquired ComStream products.

     The Company's "Backlog" of orders to be shipped (unshipped orders from the prior period plus new orders booked less orders shipped during the period) was $8,606,000 as of December 31, 1998, an increase of 79% over the $4,814,000 in Backlog as of December 31, 1997. The Company's Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.


FISCAL YEAR ENDED  DECEMBER 31, 1997  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1996

     The Company's net sales increased 174% to $13,447,000 during the twelve month period ended December 31, 1997 from $4,905,000 during the six months ended December 31, 1996. This increase is primarily attributable to the increased time frame of the later period relative to the prior period and to the introduction of the Company's new product lines which experienced exceptional market acceptance.

     The Company's cost of sales as a percentage of net sales decreased to 60% during the twelve months ended December 31, 1997 from 83% for the six months ended December 31, 1996. During the six months ended December 31, 1996, adjustments to inventory of approximately $491,000 (10% of sales) for obsolescence, of which $364,000 was related to the introduction of new products (which essentially rendered one entire older product line obsolete), and $340,000 (7% of sales) for start-up costs related to the introduction of new products were included in the cost of sales as old product lines were replaced with new product lines. These products included a new generation modem sub-system which makes use of the Company's proprietary technology from older products while adding features and reducing future manufacturing costs. Also, the Company introduced and shipped new "digital video broadcast" modems which experienced exceptional acceptance in the marketplace.

     The Company was obligated to pay royalties to Merit Microwave, Inc. on sales of certain translator products developed by Merit. The royalty rate ranges from five to ten percent of the selling price. During the period ended December 31, 1997, the Company accrued $5,600 for royalty expenses, which were included in direct cost of goods sold.

     Selling, general and administrative costs increased to $4,242,000 or 32% of sales during the twelve months ended December 31, 1997 from $1,438,000 or 29% of sales for the six months ended December 31, 1996. The increase in expenses as a percentage of sales was primarily attributable to growth and expenses incurred for market penetration. The increase in pure dollars was also attributable to the increased time frame of the later period over the prior period.

     The Company recorded an "asset impairment charge" of $421,000 during the six months ended December 31, 1996, to reflect a valuation adjustment to designs and drawings which were partially impaired due to the introduction of new product lines. The valuation of designs and drawings was the result of adjustments made by the Company to adopt Fresh Start reporting in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and represents the excess reorganization value that was applied to the acquired technology supporting the Company's products. Amortization of designs and drawings was computed using the straight-line method over an estimated useful life of four to seven years. The remaining asset carried a net book value of $472,000, amortized using the straight-line method over the remaining estimated useful life of one to four years.

     Research and development expenditures increased to $2,262,000 (17% of sales) during the twelve months ended December 31, 1997 from $808,000 (16% of sales) for the six months ended December 31, 1996. The increase in expenses was primarily attributable to the increased time frame of the later period over the prior period and to major development programs instituted during the fiscal year ended December 31, 1997. It was anticipated that the Company will continue to experience high R&D expenses as it positions itself, through the introduction of new products, to gain market share.

     As of the last day of the fiscal period, the Company held approximately $600,000 worth of inventory, in the form of finished goods in a ready-to-ship status, on the shipping dock for two orders placed with the Company which were to be purchased with funds underlying international letters of credit. Due to unexpected difficulties, the letters of credit were not received by the end of the period and so the products were not shipped. The impact of these delayed letters of credit was to delay shipment, and revenue recognition, of approximately $945,000 in sales.

     Interest expense net of interest income increased to $677,000 (5% of sales) during the twelve months ended December 31, 1997 from $256,000 (5% of sales) for the six months ended December 31, 1996. The large increase in expense was primarily attributable to the increased time frame of the later period over the prior period.

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

     "New Orders Booked" (firm, fixed orders from customers) for the twelve months ended December 31, 1997 were $15,788,000 as compared to $5,939,000 for the six months ended December 31, 1996. This increase was as a result of the increased time frame of the later period over the prior period coupled with the increased effort, on the part of the Company, to rejuvenate its marketing strategy.

     The Company's "Backlog" of orders to be shipped (unshipped orders from the prior period plus new orders booked less orders shipped during the period) was $4,814,000 as of December 31, 1997, an increase of 95% over the

$2,473,000 in Backlog as of December 31, 1996. The Company's Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers. Approximately $945,000 of this amount was due to the effect of the late letters of credit from two orders. One of these orders was from South America and subsequently shipped. The other order was from Indonesia and has not shipped to date.

SIX MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996.

     The Company's net sales increased 28% to $4,905,000 during the six month period ended December 31, 1996 from $3,830,000 during the twelve months ended June 30, 1996. This increase was primarily attributable to the introduction of the Company's new product lines which experienced exceptional market acceptance. Sales of products introduced since July 1, 1995 increased from $434,000 for the period ended June 30, 1996 to $3,477,000 for the period ended December 31, 1996.

     The Company's cost of sales as a percentage of net sales increased to 83% during the six months ended December 31, 1996 from 67% for the fiscal year ended June 30, 1996. There were two primary reasons for this increase in percentage. First, there were adjustments to inventory of $491,000 (10% of sales) for obsolescence. Of this amount, $364,000 was related to the introduction of new products which essentially rendered one entire product line obsolete, $110,000 was related to ongoing product development and $17,000 was related to the valuation of excess materials on hand. Second, $340,000 (7% of sales) of start-up costs related to the introduction of new products were included in the cost of sales for the period ended December 31, 1996. These products included a new generation modem sub-system which makes use of the Company's proprietary technology from older products while adding features and reducing future manufacturing costs. Also, the Company introduced and shipped the new "Digital Video Broadcast" modem which experienced exceptional market acceptance. Also contributing to the increase in cost of sales as a percentage of sales were freight charges related to international sales (2% of sales) and higher than anticipated warranty expense on some of the Company's older products (1% of sales).

     The Company was obligated to pay royalties to Merit on sales of certain translator products developed by Merit. The royalty rate ranges from five to ten percent of the selling price. During the period ended December 31, 1996, the Company paid $2,200 for royalty expenses, which were included in direct cost of goods sold.

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

     Interest expense net of interest income decreased to $256,000 (5% of sales) during the six months ended December 31, 1996 from $257,000 (7% of sales) for the fiscal year ended June 30, 1996. The small decrease in expense was primarily attributable to the decreased time frame of the latter period as compared to the prior period, offset by additional interest from the Company's increased debt level.

     For the six month period ended December 31, 1996, the Company did not provide for income taxes, due to the net loss and net operating loss carryforwards from prior periods. The Company also did not provide for income taxes for the twelve month period ended June 30, 1996, for the same reasons.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of ($8,804,000) at December 31, 1998, as compared to working capital of $1,655,000 at December 31, 1997 and a deficit of ($5,852,000) at December 31, 1996 and ($4,083,000) at June 30, 1996.
The current working capital deficit is attributable principally to the increase in short-term debt associated with ongoing operations ($3,000,000) and the
ComStream acquisition ($7,000,000), and increases in accounts payable (approximately $2,625,000) and accrued expenses (approximately $8,239,000) associated with the ComStream acquisition, as partially offset by increases in receivables (approximately $6,176,000) and inventory (approximately $3,991,000) associated with the ComStream acquisition.

     Net cash used in operating activities was $3,850,000 for the twelve month period ended December 31, 1998, as compared to $4,945,000 for the twelve month period ended December 31, 1997, and $3,546,000 for the six months ended December 31, 1996 and $2,581,000 used in the year ended June 30, 1996.

     Cash used in investing activities was $10,551,000 for the period ended December 31, 1998, $593,000 for the period ended December 31, 1997, $255,000 for the period ended December 31, 1996 and $389,000 for period ended June 30, 1996. The current year's increase of almost $10,000,000 relates to the purchase of ComStream. The Company has no material commitments to make capital expenditures in 1999 or thereafter.

     The Company derived net cash from financing activities of $14,086,000 during the year ended December 31, 1998, $5,922,000 during the year ended December 31, 1997, $3,986,000 during the six month period ended December 31, 1996 and $2,969,000 during the year ended June 30, 1996. During the current period net cash from financing activities was composed primarily of line of credit borrowings ($3,000,000), loans from affiliates ($15,618,000) and line of credit repayments ($4,500,000).

     As a result of the foregoing, the Company decreased its cash balance by $315,000 for the twelve month period ended December 31, 1998, increased its cash balance by $383,000 for the twelve month period ended December 31, 1997, increased its cash balance by $186,000 for the six months ended December 31, 1996 and decreased its cash balance by $1,000 for the year ended June 30, 1996.

     The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum (rates of 6.125% and 6.938% on balances owed at December 31, 1998 and 1997, respectively). The credit agreement requires the Company to maintain certain financial leverage ratios. The availability of additional borrowings under the credit agreement expires September 29, 1999 and is renewable annually at the option of the Bank. The Company owed principal of $8,000,000 under the line of credit as of December 31, 1998. Subsequent to the end of the period reported on herein, the Company borrowed another $1,500,000 under the credit agreement at rates ranging from 5.97% to 6.06%.

     Notes payable to parent (ST) outstanding at December 31, 1998 were $15,618,272. These notes bear interest at rates from 6.375% to 6.844% and mature on March 31, 2000. Of this amount, $10,000,000 was borrowed in

September 1998 for the acquisition of ComStream Holdings, Inc. ST has committed to purchase approximately $16,000,000 of the Company's Common Stock in the below described rights offering, the proceeds of which will be used to retire these notes.

     The Company also has a note payable to Spar Aerospace Limited in the amount of $7,000,000. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc., matures on July 15, 1999 with interest at 8% per annum and is convertible under certain circumstances into Common Stock of the Company.

     The Company intends to finance the repayment of debt incurred for the ComStream acquisition, certain planned restructuring costs and its ongoing working capital needs through (i) a rights offering pursuant to which it will offer approximately $17,700,000 of Common Stock to its existing stockholders and
(ii) the existing bank line of credit. This offering will be made strictly by means of a prospectus which will be distributed to stockholders of record as of April 16, 1999.

     The purpose of all of the above described loans has been to finance or refinance the capital needs associated with the Company's acquisition of ComStream Holdings, Inc., growth in backlog and the cost of research and development. To date, the Company's capital resources (as supplemented by loans from ST and its affiliates) have been sufficient to fund its operations and increased level of business. ST has confirmed its ability and intent to provide working capital necessary to ensure that Radyne ComStream remains a going concern. With this support, the Company believes that its bank credit lines and cash from operations are likely to be sufficient to fund its planned future operations and capital requirements for continued growth through the end of 1999, as well as repayment of the above described $7,000,000 note.

SUPPLEMENTARY INFORMATION

YEAR 2000 COMPLIANCE

     The Company recognizes the potential business impacts related to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issues. The year 2000 issue is one where computer systems may recognize the designation "00" as the year 1900 when it is intended to mean the year 2000, resulting in system failure or miscalculations.

     The Company has undertaken a comprehensive review of its information technology systems, which the Company is dependent upon to conduct day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of the factors considered in the review process. The Company is in the process of formalizing its Year 2000 plan. This plan document should be completed by April 30, 1999. The plan provides for the completion of efforts to assess, test and verify, remediate and develop contingency plans for all internal systems, both IT and non-IT, for Year 2000 compliance by September 30, 1999. The Company's review of internal systems is in process. The majority of the Company's application software programs are purchased from and maintained by vendors. The Company will work with these software vendors to verify these applications are, or will become, year 2000 compliant.

     The Company presently believes that all mission critical systems are or will timely become Year 2000 compliant and therefore the Year 2000 issue will not pose significant operational problems for the Company's internal systems. All Year 2000 costs to date have been expensed and the Company does not expect to incur any future costs in excess of $100,000 related to the Year 2000 issue. We anticipate that future costs related to bringing the Company into compliance will be written off in the period incurred. However, the Company may choose to upgrade certain existing software that is already Year 2000 compliant and, if it does, the costs related to those upgrades will be capitalized in the normal course of business.

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

     During the year ended December 31, 1998, a Year 2000 readiness survey was sent to all of the Company's material vendors and customers. The readiness surveys are currently being collected for review and analysis. The Company has undertaken to advise all of its customers as to the Company's Year 2000 state of readiness with regard to its products.

     There can be no assurance that the Company will be able to completely resolve all Year 2000 issues or that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.

IMPACT OF INFLATION

     The Company does not believe that inflation has had a material impact on revenues or expenses during the last four fiscal periods reported on herein.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 did not have a material impact on the Company.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about
Pensions and Other Postretirement Benefits" (SFAS No. 132) which became effective for the Company on January 1, 1998. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The adoption of SFAS No. 132 did not have a material impact on the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for the Company on July 1, 1999. Management does not expect the adoption of SFAS No. 133 to have a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

     Our financial instruments consist primarily of short-term variable rate revolving credit lines, and fixed rate debt. Our debt at December 31, 1998 consisted of notes payable to affiliates, notes payable under a line of credit agreement and a note payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 1998, December 31, 1997, December 31, 1996 and June 30, 1996 are included in this report as listed in the Index to Financial Statements in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None reportable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The directors and executive officers of the Company, their positions held with the Company, and their ages are as follows:

              NAME                AGE              POSITION
--------------------------------  ----  ------------------------------
Lim Ming Seong .................   51   Director, Chairman of the Board
Chan Wee Piak ..................   43   Director
Lee Yip Loi ....................   55   Director
Robert A. Grimes ...............   46   Director
Dennis W. Elliott ..............   57   Director
Robert C. Fitting...............   64   Director, Chief Executive Officer and
                                        President
Steven W. Eymann ...............   46   Executive Vice President, Chief
                                        Technical Officer
Garry D. Kline .................   49   Vice President of Finance

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

     The following is a brief summary of the background of each director, executive officer and certain key employees of the Company:

DIRECTORS AND EXECUTIVE OFFICERS:

     LIM MING SEONG has a been a Director and Chairman of the Board of the Company since August 13, 1996 and is chairman of its Compensation Committee. He is the Chairman of ST and of Vertex Management, Inc., a member of the Singapore Technologies group, and he has been Group Director of Singapore Technologies Pte Ltd, the parent of ST since February of 1995. From March 1992 until February 1995, he was Executive Director of Singapore Technologies Ventures Pte Ltd and from February 1990 to March 1992, he was Group President of Singapore Technologies Holdings Pte Ltd. Prior to that time he held various corporate and government positions, including Deputy Secretary in the Singapore Ministry of Defense from 1979 to 1986. Mr. Lim is a director of 41 subsidiary companies of Singapore Technologies.

     LEE YIP LOI has been a Director of the Company since August 13, 1996 and is chairman of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Lee is also a director of ST. He was Regional Director (America) of Singapore Technologies Pte Ltd from March 1994 until December 1998, and from May 1990 to January 1997 he was President of its affiliate, Metheus Corporation. Prior to that time he held a number of managerial positions with such corporations as Morgan Guaranty Trust and Singapore Technologies Pte Ltd and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs. Mr. Lee is currently a director of Stetsys Pte Ltd, Stetsys US Inc., California Avitron Corporation, Tritech Microelectronics Pte Ltd, Tritech Microelectronics Inc., Chartered Semiconductor Manufacturing Inc., ST Assembly and Test Services, Inc., Vertex Management, Inc. and Tritech Design Inc.

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

     ROBERT A. GRIMES, who is a member of the Audit and Compensation Committees of the Board, has served as a member of the Board of Directors since December, 1994. He has been President of Pinkerton Systems

Integration since 1998. From 1991 to 1998 Mr. Grimes served as a member of the Board of Engineering and Technical Services, Inc. of which he was President until December 31, 1997. He was also the President of Stetsys US, Inc. from February 24, 1997 to January 23, 1998.

     DENNIS W. ELLIOTT has been a Director and a member of the Audit and Compensation Committees since October 1998. He is the President of Elliott Communications Co., a technology/marketing consulting concern involved in advising companies on strategy and developing operating ventures in telecommunications, data networking, digital television/HDTV and multimedia. Until September 1998, Mr. Elliott was a Director of STM Wireless, Inc. and a member of its Compensation Committee from January to September 1998. Mr. Elliott is currently a director of Firetalk, Inc. He has also held executive positions at Pacific Telecom, Inc., RCA American Communications (now GE American Communications) and RCA Global Communications.

     ROBERT C. FITTING has been Chief Executive Officer of the Company since October 1998 and has been President of the Company since February 1995. He became a Director of the Company in March 1995. Mr. Fitting has a Master of Electrical Engineering degree from New York University and a Bachelors with distinction from Penn State University. His professional career began at Bell Laboratories in 1962 where he spent six years developing innovative communication technologies. Mr. Fitting then joined the Motorola Government Electronics Division where he was an engineering manager. He published more than a dozen technical papers and was awarded a number of patents. He left Motorola in 1978 to build a new company under an agreement with Comtech
Telecommunications. The new company was named Comtech Data Corporation, currently known as Fairchild Data Corporation. Mr. Fitting was the General Manager and President of Comtech Data Corporation from 1978 to 1984. He left Comtech to start a new company called EFData Corporation. As co-founder, CEO and President of EFData Corporation, Mr. Fitting built the company into a worldwide market leader in satellite communications equipment. While at EFData, Mr.
Fitting won the "Arizona Entrepreneur of the Year" award in 1993 in the manufacturing/high technology category.

     STEVEN EYMANN has been Chief Technical Officer of the Company since October 1998 and has been its Executive Vice President since February 1995. Mr. Eymann graduated with honors and a Bachelor of Science in Electrical Engineering from the University of Nebraska. His professional career began at the Motorola Government Electronics Division where he was a design engineer, task leader and finally a project leader for the DSU-23/29B fuse development program. As project leader, he was responsible for project management, budgets, schedules, and design and testing of the fuse. He designed the computer-controlled automatic test set for factory testing based on an HP 9825 computer. The DSU-23/29B is an L-Band PN radar for accurate, low-cost altitude direction. In June of 1981, Mr. Eymann joined Comtech Data Corporation where he was Director of Product Development. He was responsible for budget, schedule and technical aspects of all new product development within Comtech. Prior to becoming the Director of Product Development, he served as a senior engineer with program and technical design responsibility. He left Comtech in 1984 to begin a new company called EFData Corporation. As co-founder and Vice President of EFData, Mr. Eymann was responsible for new product development and engineering management in the design and manufacture of high technology, military and commercial communications equipment.

     GARRY D. KLINE, Vice President of Finance, Chief Financial Officer and Secretary, joined the Company in September of 1995. From that time until July 1997 he was Secretary and Controller of the Company. From 1987 through 1995, Mr. Kline served as CFO and Controller of EFData Corporation. Prior to 1987, Mr. Kline served in various positions, including Vice President of Finance for Megatronics Inc., a publicly held printed circuit board manufacturer, Vice President of Operations for Vernal Lodging Associates, a hospitality management company, and General Partner of Tax and Accounting Computer Service, an accounting firm.

CERTAIN KEY EMPLOYEES:

     ALAN POTTER has been the Vice President of Marketing for Radyne Corp. since December 1995. His duties at Radyne include market research, neoteric product concepts, new corporate alliances and distribution systems in Europe and the Middle East. He joined Radyne after ten years with EFData as Sales Manager. Mr. Potter graduated from the University of Houston with honors, holding a Bachelor of Arts in Communications. After post graduate studies at the University of Massachusetts, Amherst, he began his professional career as an Associate Professor of Communications at the University of Texas at Houston. While there, in 1973, he developed and operated the first practical bi-directional coaxial cable network to simultaneously carry voice, data and video communications. He then designed, developed and managed a series of broadband cable television and data networks for Columbia Cable Television, Michelson Media and Cox Cable Communications. Mr. Potter joined Comtech Data in 1984 and, two years later, he followed Messrs. Fitting and Eymann to initiate the Sales and Marketing Department at EFData. He is currently an MBA candidate at the University of Phoenix.

     DAVE KOBLINSKI has been the Vice President of Operations for Radyne Corp. since March, 1995. His duties presently include general management of the Phoenix facility. Mr. Koblinski has a Bachelor of Science in Business Administration from Arizona State University. He also holds a degree in Electronics Technology from Mesa Community College. His professional career began in 1982 at Comtech Data Corporation where he held the position of Customer Service Representative. He was responsible for repairs, field and telephone support of satellite data modems. From 1985 to 1995, Mr. Koblinski was the Senior Product Manager for EFData Corporation. His general responsibilities at EFData included relating customer requests and concerns to the factory. His direct responsibilities included the customer service, technical publication and order entry departments.

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant during the period from January 1, 1998 to December 31, 1998, none of the officers or directors of the registrant or the beneficial owners of its equity securities failed to file reports on Forms 3, 4 or 5 required to be filed during such period or prior thereto, except that a Form 3 Report was filed late by Dennis Elliott and Form 4 Reports were filed late on three occasions by Robert Grimes.


ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

     Radyne ComStream's policy has been to pay no compensation to directors who are employees of the Company or ST affiliates for their service as directors. On October 6, 1998 the Board of Directors resolved that outside directors will be paid $4,000 per meeting attended and $500 if attendance is via telephone. Moreover, commencing in March 1999, all directors will be eligible to receive stock options, if granted. Expenses will continue to be reimbursed.

     The following table sets forth the compensation for services in all capacities to the Company for the period from the year ended June 30, 1996 through December 31, 1998 of the Company's Chief Executive Officer and Executive Vice President. No other executive officer or employee received total annual salary and bonus of more than $100,000.


                           SUMMARY COMPENSATION TABLE

                                            YEAR                                                     ALL OTHER
NAME AND PRINCIPAL POSITION               ENDED(1)           SALARY            OPTIONS(#)         COMPENSATION(2)
---------------------------               --------           ------            ----------         ---------------
Robert C. Fitting, CEO...........         12/31/98         $ 144,234              30,000              $ 1,186
                                          12/31/97           116,529                   0                1,165
                                          12/31/96            40,000             279,085                  435
                                          06/30/96            80,000                   0                  738

Steven Eymann, Exec. Vice Pres...         12/31/98         $ 133,543              30,000              $ 1,174
                                          12/31/97            11,162                   0                1,112
                                          12/31/96            40,000             279,085                  435
                                          06/30/96            80,000                   0                  738

(1) The Company's fiscal year was changed to the calendar year, so the figures shown for the year ended December 31, 1996 reflect a period of six months.

(2)  Matching 401(k) plan contributions.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                         PERCENT OF TOTAL OPTIONS
                            OPTIONS       GRANTED TO EMPLOYEE IN       EXERCISE      EXPIRATION    START DATE PRESENT
NAME                        GRANTED            FISCAL YEAR              PRICE          DATE            VALUE(1)
---------------------      -------             -----------              -----          ----            --------
Robert C. Fitting ...       15,000                  3%                   $2.50         2/5/08             $3.37
                            15,000                  3%                  $3.125        10/15/08            $2.48
Steven Eymann........       15,000                  3%                   $2.50         2/5/08             $3.37
                            15,000                  3%                  $3.125        10/15/08            $2.48

----------

(1) Based on the Black-Scholes option pricing model, assuming that one-fourth of the options will be exercisable on the grant date and each of the first three anniversaries thereof, no dividend yield, expected volatility of 105% and a risk-free interest rate of 6.125%.



AGGREGATE OPTION EXERCISES IN 1998 AND HOLDINGS AT YEAR END

     The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 1998 with respect to Robert C. Fitting, the Chief Executive Officer and President of the Company and Steven Eymann, the Executive Vice President.

                       AGGREGATE OPTIONS EXERCISED IN THE
                LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

                                                      NUMBER OF UNEXERCISED OPTIONS      VALUE OF UNEXERCISED, IN-THE-MONEY
                           NUMBER                                HELD AT                             OPTIONS AT
                          SHARES OF                         DECEMBER 31, 1998                  DECEMBER 31, 1998(1)
                         ACQUIRED ON       VALUE      -----------------------------       -------------------------------
NAME                      EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                      --------       --------     -----------     -------------       -----------       -------------
Robert C. Fitting......          0         $0.00        182,585           62,500            $157,418           $47,656
Steven Eymann..........          0          0.00        182,585           62,500             157,418            47,656

----------
(1) Based on the December 31, 1998 closing price of the Common Stock of $3.375 per share on the OTC Bulletin Board, less the per share exercise price.

EMPLOYMENT AGREEMENTS

     Under the employment agreement between the Company and Messrs. Fitting and Eymann, they will serve as President and Vice President of the Company until the earlier of June 30, 2000 or such time as the Company's adjusted earnings before interest and taxes exceeds $6,000,000 for a period of four calendar quarters. Pursuant to the agreement, the Company presently pays Mr. Fitting and Mr. Eymann annual salaries of $160,000 and $140,000, respectively, and has granted them certain of the stock options described in the above table. Each of Mr. Fitting and Mr. Eymann has also agreed that if he exercises any of the stock options, he will not engage in any business which competes with the Company until after the second anniversary of his termination of employment with the Company, except in the case of involuntary termination without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Messrs. Lim, Chan, Lee, Grimes and Elliott. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date hereof, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and its Chief Executive Officer and Executive Vice President, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                 NUMBER
                                                                   OF              PERCENTAGE
NAME AND ADDRESS                                                 SHARES             OF CLASS
----------------                                                 ------             --------
Stetsys US, Inc............................................     1,180,000              19.69%
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

Stetsys Pte Ltd............................................     5,376,000 (1)          90.6%
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

Dennis W. Elliott..........................................            --               --
     c/o Radyne Corp.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Steven Eymann..............................................         4,000               *
     c/o Radyne Corp.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Robert C. Fitting..........................................            --               --
     c/o Radyne Corp.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Robert A. Grimes...........................................            --               --
     c/o Radyne Corp.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Lee Yip Loi................................................            --               --
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

                                                                 NUMBER
                                                                   OF              PERCENTAGE
NAME AND ADDRESS                                                 SHARES             OF CLASS
----------------                                                 ------             --------
Chan Wee Piak..............................................        10,000               *
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

Lim Ming Seong.............................................             --              --
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

All directors and executive officers of the
     Company as a group (3 persons)........................        15,500               *

----------
*    Less than one percent.

(1) The shares reported as owned by Stetsys Pte Ltd include the shares reported as beneficially owned by Stetsys US, Inc., of which Stetsys Pte Ltd is sole stockholder. 100% of the stock of Stetsys US, Inc. and Stetsys Pte Ltd is ultimately owned by the Minister for Finance (Incorporated) of Singapore.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Sales to ETS for the twelve month period ended December 31, 1998, were $50,000. Until October 1998, ETS was a wholly owned subsidiary of ST. During the fiscal year ended December 31, 1998, the Company made sales to Agilis Communication Technologies Pte Ltd, another member of the Singapore Technologies group, of $65,000. The General Manager of Agilis, Chan Wee Piak, is a Director of the Company.

     ST loaned $10 million to the Company in connection with the ComStream acquisition. Under the terms of this loan, the Company is required to repay ST with interest at 6.375% per annum out of the proceeds of a rights offering of its Common Stock. In turn, Stetsys Pte Ltd has agreed to purchase approximately $16,040,000 of Common Stock at $3.73 in the rights offering. As of December 31, 1998, the Company owed ST another $5,618,272, plus interest at rates ranging from 6.625% to 6.844% per annum.

     Interest expense on notes payable to affiliates was $581,000 for the year ended December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following is an index of financial statements of Radyne ComStream Inc., financial statement schedules and exhibits included in Part IV, Item 14:

                              FINANCIAL STATEMENTS

Independent Auditors' Reports................................................F-1

Consolidated Balance Sheets as at December 31, 1998 and 1997.................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1997, the Six- Month Period Ended
December 31, 1996 and the Year Ended June 30, 1996...........................F-4

Consolidated Statements of Stockholders' Capital Deficiency for the
Years Ended December 31, 1998 and 1997, the Six-Month Period
Ended December 31, 1996 and the Year Ended June 30, 1996.....................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997, the Six- Month Period Ended
December 31, 1996 and the Year Ended June 30, 1996...........................F-6

Notes to Consolidated Financial Statements...................................F-7

                          FINANCIAL STATEMENT SCHEDULES

     Schedules for the years ended December 31, 1998 and December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996 - Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to consolidated financial statements.


                                     EXHIBITS

      NO.
      ---

     2.1* Stock Purchase Agreement dated August 28, 1998 between Spar Aerospace limited and Radyne Corp.

     3.1**          Restated Certificate of Incorporation

     3.2            By-Laws, as amended and restated

     4.1*** Convertible Promissory Note between Spar Aerospace Inc. and the Company dated October 15, 1998 with the form of Registration Rights Agreement included as Appendix A thereto.

     10.1****       1996 Incentive Stock Option Plan

     10.2*****      Employment   Agreement   with  Robert  C.  Fitting   (Radyne
                    Termsheet)

     10.3+ Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

     10.4+ First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997

     10.5+ Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998

     10.6+ Indemnity Agreement between Pacific Bell Corporation and ComStream dated November 18, 1998

     10.7+          Letter  Agreement   between  Spar  and  Radyne  Corp.  dated
                    November 18, 1998

     10.8******     Lease for facility in Phoenix, Arizona

     10.9++         Amendment to 1996 Incentive Stock Option Plan

     21.1           Subsidiaries of the Registrant

     23.1           Consent of KPMG LLP

     23.2           Consent of Deloitte & Touche LLP

     24.1           Power of Attorney (set forth on the signature page hereof)

     27.0           Financial Data Schedule

----------
*         Incorporated by reference from  Registrant's  Form 8-K filed on August
          28, 1998.

** Incorporated by reference from Registrant's report on Form 10-Q filed on March 11, 1997.

*** Incorporated by reference from Registrant's Registration Statement on Form 8-K filed on October 30, 1998.

**** Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

*****     Incorporated  by  reference  from  Registrant's   amended   Registrant
          Statement on Form S-1, dated May 8, 1997 and declared effective on May 12, 1997 (File No. 333-18811).

****** Incorporated by reference from Registrant's Annual Report on Form 10-K for the year Ended December 31, 1997.

+ Incorporated by reference from Registrant's Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

++ Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(b) Registrant filed the following reports on Form 8-K during the period of October 1 through December 31, 1998:

     Current Report on Form 8-K dated October 30, 1998, Item 2, as amended on December 23, 1998. Financial Statements included with respect to ComStream Holdings, Inc.'s Consolidated Balance Sheets for the Years ended December 31, 1997 and 1996, Consolidated Statements of Operations for the Years ended December 31, 1997, 1996 and 1995, and Consolidated Statements of Operations at December 31, 1997; ComStream Holdings, Inc.'s Unaudited Condensed Interim Balance Sheet for the Nine Months ended September 30, 1998, Unaudited Condensed Consolidated Statements of Operations for the Nine Months ended September 30, 1998 and 1997 and Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 1998 and 1997; and Radyne Corp.'s Pro Forma Condensed Combined Balance Sheet as of September 30, 1998, Pro Forma Condensed Combined Statement of Operations for the Nine Month Period ended September 30, 1998 and Pro Forma Condensed Combined Statement of Operations for the Year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RADYNE COMSTREAM INC.
                                            ----------------------
                                                (Registrant)


                                  By:  /s/ Robert C. Fitting
                                       --------------------------------------
                                       Robert C. Fitting, Chief Executive
                                       Officer and President

Dated: April 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                               Title                    Date
          ----                               -----                    ----

/s/ Lim Ming Seong         Chairman of the Board of Directors     April 14, 1999
---------------------
Lim Ming Seong


/s/ Robert C. Fitting      Chief Executive Officer, President     April 14, 1999
---------------------       and Director
Robert C. Fitting


/s/ Garry D. Kline         Vice President, Finance                April 14, 1999
---------------------       (Principal Financial and
Garry D. Kline              Accounting Officer)



/s/ Robert A. Grimes       Director                               April 14, 1999
---------------------
Robert A. Grimes


/s/ Lee Yip Loi            Director                               April 14, 1999
---------------------
Lee Yip Loi


/s/ Chan Wee Piak          Director                               April 14, 1999
---------------------
Chan Wee Piak


/s/ Dennis W. Elliott      Director                               April 14, 1999
---------------------
Dennis W. Elliott

                          Independent Auditors' Report



The Board of Directors and Stockholders
Radyne Comstream Inc.:


We have audited the accompanying consolidated balance sheet of Radyne Comstram Inc. and subsidiaries (the Company) (a 90.6%-owned subsidiary of Singapore Technologies Pte Ltd) as of December 31, 1998, and the related consolidated statements of operations, stockholders' capital deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                     /s/KPMG LLP

March 19, 1999

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Radyne Comstream Inc.
Phoenix, Arizona


We have audited the accompanying balance sheets of Radyne Comstream Inc. (formerly Radyne Corp.) (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' capital deficiency, and cash flows for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona

February 4, 1998

                              RADYNE COMSTREAM INC.

                           Consolidated Balance Sheets

                                                                                               December 31,
                                                                                       ----------------------------
                                          Assets                                           1998            1997
                                                                                       ------------    ------------
Current assets:
     Cash and cash equivalents                                                         $    254,956         569,692
     Accounts receivable - trade, net of allowance for doubtful accounts of $632,815
        and $15,000, respectively                                                         7,270,732       2,359,443
     Other receivable                                                                     1,265,000              --
     Inventories, net                                                                     9,380,478       5,389,920
     Prepaid expenses                                                                       590,161          68,076
                                                                                       ------------    ------------

                 Total current assets                                                    18,761,327       8,387,131
                                                                                       ------------    ------------

Property and equipment, net                                                               5,533,645       1,322,551

Other assets:
     Designs and drawings, net of accumulated amortization of $705,404
         at December 31, 1997                                                                    --         471,935
     Purchased technology, net of accumulated amortization of $105,000
         at December 31, 1998                                                             2,395,000              --
     Goodwill, net of accumulated amortization of $35,960 at December 31, 1998            2,278,300              --
     Deposits and other                                                                     222,442          50,000
                                                                                       ------------    ------------

                 Total other assets                                                       4,895,742         521,935
                                                                                       ------------    ------------

                                                                                       $ 29,190,714      10,231,617
                                                                                       ============    ============

                          Liabilities and Stockholders' Capital Deficiency

Current liabilities:
     Note payable under line of credit agreement                                       $  8,000,000       5,000,000
     Note payable                                                                         7,000,000              --
     Current installments of obligations under capital leases                               124,891         109,258
     Accounts payable, trade                                                              3,291,915         667,202
     Accounts payable, affiliate                                                              8,150          16,062
     Accrued expenses                                                                     9,140,341         901,032
     Taxes payable                                                                               --          38,720
                                                                                       ------------    ------------

                 Total current liabilities                                               27,565,297       6,732,274

Notes payable to affiliates                                                              15,618,272              --
Note payable under line of credit agreement                                                      --       4,500,000
Obligations under capital leases, excluding current installments                             88,588          93,543
Accrued stock option compensation                                                         1,155,477              --
Taxes payable                                                                                    --          55,861
                                                                                       ------------    ------------

                 Total liabilities                                                       44,427,634      11,381,678
                                                                                       ------------    ------------

Commitments,  contingent  liabilities and subsequent  events (notes 2, 8, 9, 10,
     13, 17, 18 and 19)

Stockholders' capital deficiency:
     Common stock; $.002 par value - authorized, 20,000,000 shares; issued and
        outstanding, 5,931,346 shares at December 31, 1998 and 1997                          11,862          11,862
     Additional paid-in capital                                                           5,694,806       5,694,806
     Accumulated deficit                                                                (20,943,588)     (6,816,643)
     Notes receivable from stockholders                                                          --         (40,086)
                                                                                       ------------    ------------

                 Total stockholders' capital deficiency                                 (15,236,920)     (1,150,061)
                                                                                       ------------    ------------

                                                                                       $ 29,190,714      10,231,617
                                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Operations


                                                                             Six-month
                                             Year ended     Year ended       period ended    Year ended
                                             December 31,   December 31,     December 31,     June 30,
                                                1998            1997            1996            1996
                                            ------------    ------------    ------------    ------------
Net sales                                   $ 21,111,704      13,446,852       4,905,059       3,829,523
Cost of sales                                 15,808,459       8,022,262       4,052,433       2,559,350
                                            ------------    ------------    ------------    ------------

                 Gross profit                  5,303,245       5,424,590         852,626       1,270,173
                                            ------------    ------------    ------------    ------------

Operating expenses:
     Selling, general and administrative       5,531,213       4,242,138       1,437,971       1,843,576
     Research and development                  4,296,268       2,262,066         808,025       1,794,823
     Stock option compensation expense         1,155,477              --              --              --
     In-process research and development       3,909,000              --              --              --
     Restructuring costs                       3,100,000              --              --              --
     Asset impairment charge                     262,935              --         421,000              --
                                            ------------    ------------    ------------    ------------

                 Total operating expenses     18,254,893       6,504,204       2,666,996       3,638,399
                                            ------------    ------------    ------------    ------------

Loss from operations                         (12,951,648)     (1,079,614)     (1,814,370)     (2,368,226)

Other (income) expense:
     Interest expense, net                     1,198,777         677,102         255,604         256,871
     Other                                       (23,480)             --              --              --
                                            ------------    ------------    ------------    ------------

Net loss                                    $(14,126,945)     (1,756,716)     (2,069,974)     (2,625,097)
                                            ============    ============    ============    ============

Basic net loss per common share             $      (2.38)          (0.35)          (0.55)          (0.70)
                                            ============    ============    ============    ============

Diluted net loss per common share           $      (2.38)          (0.35)          (0.55)          (0.70)
                                            ============    ============    ============    ============

Weighted average number of common
     shares outstanding                        5,931,346       5,012,664       3,750,699       3,742,227
                                            ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

           Consolidated Statements of Stockholders' Capital Deficiency

       Years ended December 31, 1998 and 1997, the six-month period ended
               December 31, 1996 and the year ended June 30, 1996

                                                                                                            Notes
                                                       Common Stock         Additional                    receivable
                                                -------------------------     paid-in     Accumulated        from
                                                   Shares        Amount       capital       Deficit      stockholders      Total
                                                -----------   -----------   -----------   -----------    ------------   -----------
Balances, June 30, 1995                           3,729,721   $     7,459       545,842      (364,856)            --        188,445

Shares issued to Merit Microwave                     20,000            40        39,960            --             --         40,000

Net loss                                                 --            --            --    (2,625,097)            --     (2,625,097)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 1996                           3,749,721         7,499       585,802    (2,989,953)            --     (2,396,652)

Additional shares issued to Merit Mircrowave         10,000            20        19,980            --             --         20,000

Net loss                                                 --            --            --    (2,069,974)            --     (2,069,974)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 1996                       3,759,721         7,519       605,782    (5,059,927)            --     (4,446,626)

Issuance of common stock, net of issuance         2,171,625         4,343     5,089,024            --             --      5,093,367

Promissory notes received in connection
     costs of $335,696                                   --            --            --            --        (40,086)       (40,086)

Net loss                                                 --            --            --    (1,756,716)            --     (1,756,716)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 1997                       5,931,346        11,862     5,694,806    (6,816,643)       (40,086)    (1,150,061)

Payments received on promissory notes                    --            --            --            --         40,086         40,086

Net loss                                                 --            --            --   (14,126,945)            --    (14,126,945)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 1998                       5,931,346   $    11,862     5,694,806   (20,943,588)            --    (15,236,920)
                                                ===========   ===========   ===========   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Cash Flows

                                                                                                        Six-month
                                                                        Year ended      Year ended     period ended     Year ended
                                                                       December 31,    December 31,    December 31,      June 30,
                                                                           1998            1997            1996            1996
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $(14,126,945)     (1,756,716)     (2,069,974)     (2,625,097)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Loss on disposal of assets                                       961,069           2,122              --              --
           Depreciation and amortization                                  1,041,088         454,183         177,535         276,913
           Asset impairment charge                                          262,935              --         421,000              --
           Write-off of in-process research and development               3,909,000              --              --              --
           Increase (decrease) in cash resulting from changes in:
              Accounts receivable                                          (915,154)        374,459      (2,450,031)        251,806
              Prepaid expenses and other current assets                    (179,931)         26,222         (73,872)         73,581
              Employee relocation incentives and advances                        --              --              --         112,353
              Inventories                                                 2,833,811      (3,398,560)       (840,691)       (247,843)
              Deposits and other                                            242,787         (34,338)         (7,650)             --
              Accounts payable, trade                                      (985,095)       (138,077)        339,848        (113,243)
              Accounts payable, affiliate                                   113,682        (420,300)        436,362              --
              Accrued expenses                                            1,932,071         (25,924)        545,990        (253,337)
              Accrued stock option compensation                           1,155,477              --              --              --
              Taxes payable                                                 (94,581)        (28,487)        (24,053)        (56,063)
                                                                       ------------    ------------    ------------    ------------

                    Net cash used in operating activities                (3,849,786)     (4,945,416)     (3,545,536)     (2,580,930)
                                                                       ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                  (543,630)       (593,072)       (255,118)       (388,770)
     Purchase of Comstream, net of cash acquired                        (10,007,369)             --              --              --
                                                                       ------------    ------------    ------------    ------------

                 Net cash used in investing activities                  (10,550,999)       (593,072)       (255,118)       (388,770)
                                                                       ------------    ------------    ------------    ------------

Cash flows from financing activities:
     Net borrowings from notes payable under line of credit
        agreement                                                         3,000,000       7,506,180       1,993,820              --
     Payments on notes payable under line of credit agreement            (4,500,000)             --              --              --
     Proceeds from notes payable to affiliates                           15,618,272       4,600,000       6,600,000       3,052,912
     Payments on note payable to affiliate                                       --     (11,200,000)     (4,594,696)             --
     Net proceeds from sale of common stock                                      --       5,053,281              --              --
     Payments received on promissory notes issued in connection                  --
        with common stock                                                    40,086              --              --              --
     Principal payments on capital lease obligations                        (72,309)        (37,769)        (12,953)        (84,350)
                                                                       ------------    ------------    ------------    ------------

                    Net cash provided by financing activities            14,086,049       5,921,692       3,986,171       2,968,562
                                                                       ------------    ------------    ------------    ------------

Net increase (decrease) in cash                                            (314,736)        383,204         185,517          (1,138)

Cash and cash equivalents, beginning of period                              569,692         186,488             971           2,109
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period                               $    254,956         569,692         186,488             971
                                                                       ============    ============    ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                            $    568,812         687,626          72,258           3,996
                                                                       ============    ============    ============    ============

Supplemental disclosures of noncash investing and financing activities:
     In December 1996, the Company issued an additional  10,000 shares of common stock in conjunction with the asset purchase from Merit Microwave, Inc.
     During 1997, the Company incurred capital lease obligations of $106,512 for new machinery and equipment. In October 1998, the Company made an acquisition for $17,000,000 plus $300,000 of other costs incurred in connection with the acquisition.  A summary of the acquisition was as follows:

           Purchase price                                              $ 17,000,000
           Costs incurred                                                   300,000
           Less issuance of note payable                                 (7,000,000)
           Less cash acquired                                              (292,631)
                                                                       ------------
                    Cash invested                                      $ 10,007,369
                                                                       ============

See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(1)  Organization and Acquisition

     Radyne Corp., a New York corporation, ("Radyne") was incorporated on November 25, 1980. On August 12, 1996, Radyne became a 90.6%-owned subsidiary of Singapore Technologies Pte Ltd ("STPL"), through its wholly-owned subsidiary, Stetsys US, Inc. ("ST"). In 1996, Radyne changed its fiscal year-end to December 31.

     On October 15, 1998, Radyne purchased all of the outstanding shares of common stock of Comstream Holdings, Inc. ("Comstream") for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing, using funds borrowed from its controlling stockholder, and the balance of which was in the form of a $7 million note (the "Note"), payable nine months from the purchase date. The Note is convertible into Radyne common stock under certain circumstances. This acquisition was recorded in accordance with the "purchase method" of accounting. The excess of the purchase price over the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million has been recorded as goodwill, which is being amortized over ten years. The results of operations of Comstream have been included in the accompanying consolidated statement of operations from October 15, 1998.

     Comstream operates primarily in North America in the satellite communications industry. Comstream designs, markets and manufacturers satellite interactive modems and earth stations. Additionally, Comstream manufactures and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card which is an Internet and high-speed data networking product.

     In March 1999, Radyne changed its name to Radyne Comstream Inc.

     Radyne Comstream Inc. (the "Company") has locations in Phoenix, Arizona and San Diego, California. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite and cable communication networks.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1997. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1997:

                                             Years ended December 31,
                                             ----------------------
                                               1998          1997
                                             ---------     --------
                                       (In thousands, except per share data)

     Net Sales                               $  50,965       69,369
                                             =========     ========

     Gross profit                            $  13,788       28,723
                                             =========     ========

     Net loss                                $ (19,497)      (6,826)
                                             =========     ========

     Net loss per common share               $   (3.29)       (1.36)
                                             =========     ========

(2)  Liquidity

     The Company has incurred significant losses from operations and has a stockholders' accumulated deficit of $20.9 million and a working capital deficiency of $8.8 million at December 31, 1998 and has been unable to generate a positive cash flow from operations. These matters raise doubt about the Company's ability to continue as a going concern. Stetsys Pte Ltd, the Company's majority stockholder, has confirmed its ability and intent to provide such working capital as may be necessary to ensure that the Company will continue to operate for a reasonable period into the future. Since August 1996, the Company has been dependent on STPL to provide cash for day-to-day operations. Management believes that, as a result of the acquisition of Comstream and the resultant increase in revenues, the Company can begin to generate profits. Management also believes that with the rights offering (see note 19) expected to be finalized in the second quarter of 1999, and through additional funding sources, the Company will be a viable going concern. Therefore, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

(3)  Summary of Significant Accounting Policies

     (a)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenue and expenses during the reporting period. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product obsolescence and warranty returns as well as other matters. Actual results could differ from those estimates.

                                                                     (Continued)

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

     (c)  Cash Equivalents

          The Company considers all money market accounts with a maturity of 90 days or less to be cash equivalents.

     (d)  Revenue Recognition

          The Company recognizes revenue upon shipment of product.

     (e)  Inventories

          Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market.

     (f)  Property and Equipment

          Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of three to ten years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

     (g)  Designs and Drawings

          Amortization of designs and drawings was computed using the straight-line method over an estimated useful life of four to seven years. During 1996, the Company recognized a design and drawing impairment charge of $421,000, with no associated tax benefit. During 1998, the Company recognized a design and drawing impairment charge of $262,935, with no associated tax benefit as a result of technology used in new products.

     (h)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over ten years.

     (i)  Purchased Technology

          In connection with the acquisition of Comstream, value was assigned to purchased technology. Purchased technology is being amortized on a straight-line basis over the expected period to be benefited of 6.25 years.

                                                                     (Continued)

     (j)  Impairment of Long-Lived Assets

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (k)  Warranty Costs

          The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. The Company accrues estimated warranty costs for potential product liability and warranty claims based on the Company's claim experience. Such costs are accrued as cost of sales at the time revenue is recognized.

     (l)  Research and Development

          The cost of research and development is charged to expense as incurred.

     (m)  Income Taxes

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

     (n)  Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management's expectations.


                                                                     (Continued)

     (o)  Net Loss Per Common Share

          Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. Assumed exercise of outstanding stock options and warrants for all periods have been excluded from the calculations of diluted net loss per common share as their effect is antidilutive. Per share amounts have been adjusted to reflect a 1-for-5 reverse stock split that occurred on January 9, 1997.

     (p)  Fair Value of Financial Instruments

          The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.

     (q)  Employee Stock Options

          The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     (r)  Segment Reporting

          The Company has only one operating business segment, the sale of equipment for satellite and cable communications networks.

     (s)  Reclassifications

          Certain reclassifications have been made to the prior years' financial statement amounts to conform to the current year presentation.


                                                                     (Continued)

(4)  Inventories

     Inventories at December 31 consist of the following:

                                                1998              1997
                                            ------------      ------------

     Raw materials and components           $  6,065,751         2,605,397
     Work-in-process                           4,319,338         1,124,929
     Finished goods                              546,858         1,950,594
                                            ------------      ------------
                                              10,931,947         5,680,920
     Valuation allowance                      (1,551,469)         (291,000)
                                            ------------      ------------

                                            $  9,380,478         5,389,920
                                            ============      ============


(5)  Property and Equipment

     Property and equipment at December 31 consist of the following:

                                                         1998           1997
                                                     -----------    -----------

     Machinery and equipment                         $ 3,598,732      1,298,715
     Furniture and fixtures                            2,661,195        373,548
     Leasehold improvements                              312,425             --
                                                     -----------    -----------
                                                       6,572,352      1,672,263
     Less accumulated depreciation and amortization   (1,038,707)      (349,712)
                                                     -----------    -----------

     Property and equipment, net                     $ 5,533,645      1,322,551
                                                     ===========    ===========


(6)  Accrued Expenses

     Accrued expenses at December 31 consist of the following:

                                                       1998         1997
                                                    ----------   ----------

     Wages, vacation and related payroll taxes      $1,355,316      486,840
     Interest                                          803,929      183,968
     Professional fees                                 378,817       85,500
     Warranty reserve                                  679,964      105,000
     Severance                                       1,282,761           --
     Lease buyout (notes 9 and 15)                   2,443,110           --
     Other                                           2,196,444       39,724
                                                    ----------   ----------

     Total accrued expenses                         $9,140,341      901,032
                                                    ==========   ==========


                                                                     (Continued)

(7)  Notes Payable

     In 1997, the Company had a note payable under a line of credit agreement with a bank that permitted outstanding borrowings of $4,500,000. At December 31, 1997, outstanding borrowings against the line were $4,500,000 plus accrued interest. In 1998, the Company repaid the note and accrued interest with proceeds from affiliated debt (note 16).

     The Company has a $20,500,000 credit agreement with a bank expiring September 29, 1999. STPL has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR or the bank's Quoted Rate plus 1 percent per annum (6.125 percent and 6.938 percent as of December 31, 1998 and 1997, respectively). At December 31, 1998 and 1997, outstanding borrowings against the line were $8,000,000 and $5,000,000, respectively, plus accrued interest. This credit facility is an uncommitted line of credit which the bank may modify or cancel without prior notice. As of December 31, 1998, the Company violated one debt covenant which was waived by the bank.

     In connection with the purchase of Comstream, the Company executed a $7,000,000 note payable to the former owner of Comstream. The note bears interest at a rate of 8.0 percent per annum and is payable in full on July 15, 1999. At any time prior to July 15, 1999, the holder of the note has the option to convert 20% of the original principal balance into shares of the Company's common stock and at any time after July 15, 1999, prior to payment in full, the holder of the note has the option to convert the outstanding balance into shares of the Company's common stock at $3.73 per share.

(8)  Obligations Under Capital Leases

     The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $501,494 and $181,645, respectively, at December 31, 1998 and is included in property and equipment in the accompanying balance sheets and is being depreciated over the estimated useful lives of the machinery and equipment.

     Payments on capital lease obligations due after December 31, 1998 are as follows:

        1999                                                         $  131,807
        2000                                                             55,516
        2001                                                             37,498
        2002                                                              9,952
                                                                     ----------

        Total minimum lease payments                                    234,773
        Less amount representing interest at rates of 4.6% to 12.3%     (21,294)
                                                                     ----------

        Present value of minimum lease payments                         213,479
        Less current installments                                       124,891
                                                                     ----------

        Capital lease obligations due after one year                 $   88,588
                                                                     ==========



                                                                     (Continued)

(9)  Commitments

     Rent expense was approximately $517,853, $94,000, $44,000 and $95,000 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996, and the year ended June 30, 1996. Future minimum rentals under leases after December 31, 1998 are as follows:

          1999                              $  1,701,129
          2000                                 1,636,703
          2001                                 1,646,834
          2002                                 1,712,539
          2003                                 1,919,934
          Thereafter                           4,797,014
                                            ------------
                                            $ 13,414,153
                                            ============

     Prior to October 15, 1998, Comstream leased two buildings (of different size) from the same landlord. As a result of the acquisition of Comstream by Radyne, Radyne assumed the lease for the larger building. Subsequent to October 15, 1998, and in an effort to reduce operating costs, management of the Company negotiated a buyout of that lease for $2,000,000 plus other costs, including rent payments through March 1999, and executed a new lease for the smaller second building leased by Comstream. Additionally, the Company negotiated a cost reimbursement of $1,265,000 from the former owner of Comstream. The recovery is recorded as other receivable as of December 31, 1998. The $2,000,000 cash buyout is due in two equal installments of $1,000,000 on March 1, 1999 and September 1, 1999. At December 31, 1998,
     $2,443,000 of the costs are included in accrued expenses.

     The Company generally has commitments with certain suppliers and subcontract manufacturers to purchase certain components and estimates its non-cancelable obligations to be approximately $5,000,000 to $8,000,000 at any give time.

(10) Income Taxes

     Income tax expense amounted to $0 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996. The actual tax expense (benefit) for these periods differs from "expected" tax expense for those periods as follows:

                                                                 Six-month
                                  Year ended     Year ended     period ended   Year ended
                                  December 31,   December 31,   December 31,    June 30,
                                     1998           1997           1996           1996
                                  -----------    -----------    -----------    -----------
Computed "expected" tax expense   $(4,803,000)      (597,000)      (704,000)      (893,000)
State tax benefit                    (541,000)       (64,000)       (75,000)       (95,000)
Change in valuation allowance       5,190,000        613,000        775,000        988,000
Other adjustments                     154,000         48,000          4,000             --
                                  -----------    -----------    -----------    -----------

         Total                    $        --             --             --             --
                                  ===========    ===========    ===========    ===========


                                                                     (Continued)

     Deferred tax assets at December 31 consisted of the following:

                                                    1998            1997
                                                ------------    ------------

     Deferred tax assets:
       Cumulative tax effect of net operating
         loss carryforwards                     $  8,459,000       4,620,000
       Tax credits                                   155,000         210,000
       Temporary differences                       3,734,000        (107,000)
       Valuation allowance                       (12,348,000)     (4,723,000)
                                                ------------    ------------

                                                $         --              --
                                                ============    ============

     The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was $7,625,000 and $613,000, respectively. At
     December 31, 1998, the Company has net operating loss carryforwards of approximately $22,608,000 expiring in various years through 2013 and general business credit carryforwards of $155,000 expiring in various years through 2004 for utilization against taxable income/taxes payable of future periods, if any. Approximately $6,200,000 of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, in future years, as a result of changes in ownership of the Company's stock. Management believes that the inability to utilize net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets as of December 31, 1998 and 1997.

(11) Significant Customers and Export Sales

     During 1998, no customers represented greater than 10 percent of net sales. During 1997, one customer represented 14.5 percent of net sales. For the six-month period ended December 31, 1996, two customers represented 15.6 percent and 18.3 percent of net sales. During the year ended June 30, 1996, one customer represented 12.7 percent of net sales.

     Export sales were 50 percent, 55 percent, 66 percent and 50 percent of net sales for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996, and the year ended June 30, 1996, respectively. Export sales are comprised of the following:

                                                      Six-month
                          Year ended   Year ended    period ended   Year ended
                         December 31,  December 31,  December 31,    June 30,
                             1998         1997           1996         1996
                          ----------   ----------    ------------   ----------
     Europe                   63%           13%           --            38%
     Latin America            18%           22%           37%           --
     Asia                     14%           58%           46%           46%
     Other                     5%            7%           17%           16%
                             ---           ---           ---           ---

                             100%          100%          100%          100%
                             ===           ===           ===           ===


     The Company has two primary product lines: 1) satellite modems and earthstations, and 2) broadcast products. The sales of satellite modems and earthstations accounted for approximately 75% of 1998 net sales. Information concerning the breakout of sales by these two product lines for periods prior to 1998 is not available.


                                                                     (Continued)

(12) Loss Per Share

     A summary of the reconciliation from basic loss per share to diluted loss per share follows:

                                                Years ended             Six-month        Year
                                                December 31,           period ended     ended
                                       -----------------------------   December 31,    June 30,
                                           1998             1997           1996          1996
                                       ------------     ------------   ------------   ----------
     Income (loss) available to
         common stockholders           $(14,126,945)      (1,756,716)    (2,069,974)  (2,625,097)
                                       ============     ============   ============   ==========

     Basic EPS-weighted average
         shares outstanding               5,931,346        5,012,664      3,750,699    3,742,227
                                       ============     ============   ============   ==========

     Basic loss per share              $      (2.38)            (.35)          (.55)        (.70)
                                       ============     ============   ============   ==========

     Basic EPS-weighted average
         shares outstanding               5,931,346        5,012,664      3,750,699    3,742,227

     Effect of dilutive securities               --               --             --           --
                                       ------------     ------------   ------------   ----------

     Dilutive EPS-weighted average
         shares outstanding               5,931,346        5,012,664      3,750,699    3,742,227
                                       ============     ============   ============   ==========

     Diluted loss per share            $      (2.38)            (.35)          (.55)        (.70)
                                       ============     ============   ============   ==========

     Stock options not included in
         diluted EPS since
         antidilutive                       691,559          169,818         72,563           --
                                       ============     ============   ============   ==========

(13) Employee Benefit Plan

     The Company has a qualified contributory 401(k) plan that covers all employees in Phoenix, Arizona, who have attained the age of 18 and are employed at the enrollment date. Matching contributions were $31,690, $30,230, $8,576 and $11,606 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996, and the year ended June 30, 1996, respectively. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. The Company matches up to 1 percent of the employee's salary.

     The Company has a qualified contributory 401(k) plan that covers all full-time employees in San Diego, California, who have been employed continuously for at least 30 days before enrollment date. Matching contributions were $30,450 for the period October 15, 1998 through December 31, 1998. Each participant

                                                                     (Continued)
     may elect to contribute up to 15 percent of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. The Company matches $.35 for every dollar up to 7 percent of the participant's contribution.

(14) Stock Options

     In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "Plan"), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,182,042 options available to purchase shares of common stock.

     Rights Offering - In November 1996, the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholder, ST, of subscription rights for the purchase of up to 215,833 shares of the Company's common stock at a price of $2.50 per share. The Board of Directors further approved the distribution of subscription rights to an affiliate of ST to purchase up to 2,040,000 shares of the Company's common stock at a price of $2.50 per share. This Rights Offering became effective on May 12, 1997 and was concluded in June 1997. ST's affiliate exercised 1,976,000 of its rights and individuals associated with such affiliate exercised another 34,000. An additional 51,525 rights issued to stockholders other than ST were exercised. In a related offering under the Company's Incentive Stock Option Plan, 110,100 shares of the Company's common stock were purchased by employees at $2.50 per share. Total proceeds received from the Rights Offering were partially offset by approximately $336,000 of associated costs. The proceeds from the exercise of these rights were used, in part, to satisfy notes payable to affiliates shown on the accompanying consolidated balance sheet at December 31, 1996.

     At December 31, 1997, the Company had 690,665 options outstanding at an exercise price of $2.50 per share. 30,500 options were exercisable at the rate of 25 percent on each of the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date. The remaining 660,165 options have been allocated among a group of 30 key employees. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. These options became exercisable, if and when the Company's earnings before interest and taxes (calculated without regard to any charge for compensation paid or payable under the Plan) exceeded certain levels. In October 1998, as a result of the Comstream acquisition, the restrictions were deemed satisfied and the Company accelerated the vesting of these 660,165 options. The Company recorded compensation expense of $1,155,477 to account for the cash bonus associated with these options.

     At December 31, 1998, the Company had 1,205,957 options outstanding at exercise prices ranging from $2.50 to $3.125 per share.


                                                                     (Continued)

     The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                        December 31,
                                               ------------------------------
                                                    1998             1997
                                               --------------   -------------

     Net loss                 As reported      $ (14,126,945)   $ (1,756,716)
                              Pro forma        $ (14,883,359)   $ (2,028,121)
     Loss per Share-Basic     As reported      $       (2.38)   $       (.35)
                              Pro forma        $       (2.51)   $       (.40)
     Loss per Share-Diluted   As Reported      $       (2.38)   $       (.35)
                              Pro forma        $       (2.51)   $       (.40)


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three years.

     The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 105 percent - 118 percent, risk free interest rate of 6.125 percent - 5.87 percent, and expected lives of five years.

     A summary of the aforementioned stock plan activity follows:

                                                                     Weighted
                                                                     Average
                                                                    Price Per
                                                    Number            Share
                                                  ----------        ---------

     Balance, December 31, 1996                      684,395          $2.50
     Granted                                          15,500           2.50
     Forfeited                                        (9,230)          2.50
                                                  ----------          -----
     Balance, December 31, 1997                      690,665           2.50

     Granted                                         553,000           2.89
     Forfeited                                       (37,708)          2.50
                                                  ----------          -----

     Balance, December 31, 1998                    1,205,957          $2.68
                                                  ==========          =====


                                                                     (Continued)

     A summary of stock options granted at December 31, 1998 follows:

                                                    Options Outstanding                            Options Exercisable
                                 ------------------------------------------------------       ------------------------------
                                                       Weighted-              Weighted-                            Weighted-
                                   Number              Average                Average             Number            Average
              Range of          Outstanding at        Remaining               Exercise        Exercisable at        Exercise
          Exercise Prices         12/31/98          Contractual Life            Price            12/31/98            Price
          ---------------        -----------        ----------------          ---------        -----------          --------
        $      2.50                  676,957              1 years                  2.50            591,957              2.50
        $      2.50                    6,500              2 years                  2.50              3,250              2.50
        $   2.50 to 3.125            522,500              3 years                  2.91            130,375              2.90
                                 -----------                                  ---------         ----------          --------

                                   1,205,957                                  $    2.82            725,582          $   2.57
                                 ===========                                  =========         ==========          ========

(15) Restructuring Costs

     In November 1998, the Company announced a corporate restructuring cost-cutting initiative, and provided a restructuring charge of approximately $3,100,000. Included in this restructuring charge was approximately $1,100,000 in termination benefits for technical, sales and administrative staff. The remaining $2,000,000 was comprised of $1,300,000 for the lease buyout discussed in note 9 and $700,000 of leasehold improvements that were abandoned upon movement to a new building in San Diego, California. At December 31, 1998, the remaining balance in the accrued expenses related to the restructuring costs comprises remaining termination benefits and costs associated with the lease buyout.

(16) Related Party Transactions

     Sales to a subsidiary of STPL for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996 were $50,000, $152,500, $307,300 and $311,600, respectively.

     Sales to Agilis Communication Technologies Pte Ltd ("Agilis"), an affiliate of ST, amounted to $65,000, $540,000, $375,000 and $118,900 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

     Prior to 1997, a former majority stockholder of the Company provided management services to the Company, for which it charged the Company
     $60,000 and $120,000 for the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively.

     Interest expense on notes payable to affiliates was $581,000, $148,000, $205,900 and $248,400 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996, respectively, of which $581,000, $0 and $152,400 were included in accrued expenses in the accompanying balance sheet as of December 31, 1998, 1997 and 1996, respectively.

     During 1998, an ST affiliate made loans of $5,618,272 to the Company. The loans bear interest at rates ranging from 6.625 percent to 6.844 percent per annum with the principal and accrued interest due in March 2000. The proceeds of the loans were used in part by the Company to repay a note payable under a line of credit agreement which was outstanding at December 31, 1997 (note 7).

                                                                     (Continued)

     During August 1998 the Company executed a note to ST for $10,000,000 the proceeds of which were used for the purchase of Comstream. This note bears interest at a rate of 6.375 percent per annum. The note, plus any accrued interest, is due March 31, 2000.

     The Company had notes receivable from stockholders totaling $40,086 at December 31, 1997. These notes had an interest rate of 4 percent and were paid in June 1998.

(17) Contingencies

     The Internal Revenue Service is currently conducting examinations of the Company with respect to income tax for the calendar year ended December 31, 1995. The State of California Board of Equalization is currently conducting examinations with respect to personal property tax and sales tax for the calendar years ended December 31, 1995, 1996 and 1997. The examinations are currently in process and management does not expect a material adverse effect on the financial position of the Company resulting from the resolutions of the examinations. Accordingly, no provision has been made in the accompanying consolidated financial statements for losses, if any, that might ultimately result from the examinations.

     The Company is involved in litigation and claims arising in the normal course of operations. In the opinion of management based on consultation with legal counsel, losses, if any, from this litigation are covered by insurance or are immaterial; therefore, no provision has been made in the accompanying consolidated financial statements for losses, if any, that might result from the ultimate outcome of these matters.

(18) Year 2000 Problem

     In 1998, the Company developed a plan to deal with the Year 2000 problem. The plan provides for the conversion efforts to be completed by September 30, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has identified all internal mission critical systems and plans to begin remediation efforts, consisting of system upgrades, in the second quarter of 1999. The Company has also determined that its core products do not contain date-sensitive components; however, the Company expects to begin communicating with its customers on the status of its products in the second quarter of 1999. Management is currently assessing the Year 2000 remediation efforts of the Company's significant suppliers. Although management believes its efforts minimize the potential adverse effects on the Company of a supplier's failure to be Year 2000 compliant on time, there can be no absolute assurance that all its suppliers will become Year 2000 compliant on time or in a way that will be compatible with the Company's systems. The Company does not believe expenditures to be Year 2000 compliant will cost in excess of $100,000, and is expensing all costs associated with these systems changes as the costs are incurred. However, there can be no assurance that the Company will be able to completely resolve all Year 2000 issues or that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.

(19) Subsequent Events

     In January and February 1999, the Company had additional draws on the line of credit totaling $1,500,000 at interest rates ranging from 5.97% to 6.06%.


                                                                     (Continued)

     In January 1999, the Company filed a Form S-2 with the Securities and Exchange Commission to register a rights offering of 4,745,076 shares of common stock at a price of $3.73 per share. Each stockholder of record will be entitled to purchase four shares of common stock for every five shares currently owned.

(20) Quarterly Financial Data - Unaudited

     A summary of the quarterly data for the years ended December 31, 1998 and 1997 follows:

                                                    First        Second      Third      Fourth
                                                   Quarter       Quarter    Quarter     Quarter       Total
                                                   -------       -------    -------     -------       -----
     1998:
         Total revenues                            $   3,949       2,718      3,307      11,138       21,112
                                                   =========      ======      =====     =======      =======
         Gross profit                              $   1,194          48      1,027       3,034        5,303
                                                   =========      ======      =====     =======      =======
         Operating expenses                        $   1,506       1,577      1,384      13,788       18,255
                                                   =========      ======      =====     =======      =======
         Loss before interest expense              $    (312)     (1,529)      (357)    (10,754)     (12,952)
                                                   =========      ======      =====     =======      =======
               Net loss                            $    (490)     (1,727)      (550)    (11,360)     (14,127)
                                                   =========      ======      =====     =======      =======

     Basic loss per common share                   $    (.08)       (.29)      (.09)      (1.92)       (2.38)
                                                   =========      ======      =====     =======      =======
     Diluted loss per common share                 $    (.08)       (.29)      (.09)      (1.92)       (2.38)
                                                   =========      ======      =====     =======      =======

     1997:
         Total revenues                            $   2,741       2,812      4,434       3,460       13,447
                                                   =========      ======      =====     =======      =======
         Gross profit                              $   1,061       1,158      2,036       1,170        5,425
                                                   =========      ======      =====     =======      =======
         Operating expenses                        $   1,363       1,499      1,788       1,854        6,504
                                                   =========      ======      =====     =======      =======
         Income (loss) before interest expense     $    (302)       (341)       248        (684)      (1,080)
                                                   =========      ======      =====     =======      =======
                 Net income (loss)                 $    (474)       (504)        86        (865)      (1,757)
                                                   =========      ======      =====     =======      =======

     Basic loss per common share                   $    (.13)       (.11)       .01        (.12)        (.35)
                                                   =========      ======      =====     =======      =======
     Diluted loss per common share                 $    (.13)       (.11)       .01        (.12)        (.35)
                                                   =========      ======      =====     =======      =======


                                                                     (Continued)

                                Radyne Comstream
                 Schedule II - Valuation and Qualifying Accounts
      For the Years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996
                      And the year ended December 31, 1996


                                       Balance at    Charged to     Charged to               Balance at
                                      Beginning of    costs and       other                    end of
                                        Period        expenses       accounts   Deductions     period
                                      -----------     ---------     ---------   ----------    ---------
     Allowance for doubtful
     Receivables:

     Year ended December 31, 1998     $    15,000       155,000     462,815 *          --       632,815
                                      ===========     =========     =========     =======     =========

     Year ended December 31, 1997     $    13,000         2,000            --          --        15,000
                                      ===========     =========     =========     =======     =========

     Six-month period ended
          December 31, 1996           $    13,000            --            --          --        13,000
                                      ===========     =========     =========     =======     =========

     Year ended June 30, 1996         $    13,829            --            --         829        13,000
                                      ===========     =========     =========     =======     =========



     Reserve for obsolescence:

     Year ended December 31, 1998     $   291,000     1,260,469            --          --     1,551,469
                                      ===========     =========     =========     =======     =========

     Year ended December 31, 1997     $   486,000            --            --     195,000       291,000
                                      ===========     =========     =========     =======     =========

     Six-month period ended
          December 31, 1996           $    76,907       409,093            --          --       486,000
                                      ===========     =========     =========     =======     =========

     Year ended June 30, 1996         $                  76,907            --          --        76,907
                                      ===========     =========     =========     =======     =========


*    Balance   represents   allowance  acquired  during  purchase  of  Comstream
     Holdings, Inc.