Form 10-Q/A
period 1998-06-30
RADYNE COMSTREAM INC
filed 1999-04-20
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File number 0-11685-NY
                              RADYNE COMSTREAM INC.
             (Exact name of registrant as specified in its charter)

            New York                                             11-2569467
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   3138 East Elwood Street, Phoenix, AZ 85034
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 437-9620

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days.

         YES   |X|           NO |_|

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or (15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         YES   |X|           NO |_|

     The registrant had 5,931,346 shares of its common stock, par value $.002, outstanding as of June 30, 1998.

     Part I, Item 2 of the Form 10-Q for the six-month period ended June 30, 1998 is amended to read as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Results of operations for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997, were as follows:

     The Company's net sales decreased 3% to $2,717,965 during the period ended June 30, 1998 from $2,811,596 during the period ended June 30, 1997. Meager shipments to the Southeast Asian markets, due to the current economic crisis in the region, as partially offset by increased sales to other regions, was the primary reason for the sales decrease.

     The Company's cost of sales increased to $2,669,607 (98% of sales) during the period ended June 30, 1998 from $1,654,095 (59% of sales) during the period ended June 30, 1997. During the period ended June 30, 1998, we recorded adjustments to inventory of approximately $911,000 to write off excess and obsolete inventory as well as "start-up" costs associated with the introduction of new products such as set-up fees, expedited product deliveries and low-volume pricing for purchased parts on initial production runs.

     Selling, general and administrative costs decreased to $868,070 (32% of sales) during the current period from $926,780 (33% of sales) during the period ended June 30, 1997. The decreased level of expenses for the period was, in part, a result of lower commission expenses.


     Research and development expenditures increased to $708,700 (26% of sales) during the current period from $572,079 (20% of sales) during the period ended June 30, 1997. The increased level of expenses for the period was a result of the Company's redirection of efforts to marketing our newer lines of products, the result of which was to raise the urgency for finishing the development phase of the newer lines and to develop new, optional features that could be incorporated into both new and current product lines.

     Net interest expense increased from $162,961 in the period ended June 30, 1997 to $198,217 in the current period due mainly to an increase in the Company's debt level.

     Based on the decreases in margins and higher research and development costs, the Company experienced a net loss of ($1,726,629) during the period ended June 30, 1998 as compared with a net loss of ($504,319) during the period ended June 30, 1997.

     The Company's new-orders-booked (Bookings) decreased to $3,118,962 for the current period from $5,341,368 for the period ended June 30, 1997.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 45% to $6,202,307 for the current period from $4,269,002 at June 30, 1997 primarily due to the record level of Bookings received during prior periods. Due to the continuing nature of the economic crisis in Asia, the Company has eliminated approximately $990,000 from its December 31, 1997 backlog associated with orders from the region.

     Results of operations for the six month period ended June 30, 1998 compared to the six-month period ended June 30, 1997, were as follows:

     The Company's net sales increased 20% to $6,666,465 during the period ended June 30, 1998 from $5,552,264 during the six month period ended June 30, 1997 as a result of the Company's introduction of new products during and after the prior period. A substantial portion of the sales increase (17% of sales) came from the new "High-Speed" product lines that have enjoyed tremendous market acceptance. Other products which contributed to the increase were the RCS-10 and RCS-20 subsystems with their associated modems, the new DMD-2401 modem and the RF product lines.

     The Company's cost of sales as a percentage of net sales increased to 81% during the period ended June 30, 1998 from 60% during the six month period ended June 30, 1997. Start-up costs associated with the delivery of new products to the market accounted for the major portion of the increase in costs. The Company expensed $911,000 to revalue inventory including revisions to standard costs and a provision for obsolescence.

     Selling, general and administrative costs decreased to $1,737,556 (26% of sales) during the current period from $1,738,061 (31% of sales) during the six month period ended June 30, 1997. The reduction as a percentage of sales was primarily due to the increased level of sales for the period.

     Research and development expenditures increased to $1,367,644 (21% of sales) during the period ended June 30, 1998 from $1,123,721 (20% of sales) during the six month period ended June 30, 1997. The increased level of expenses for the period is a result of the Company's continued commitment to invest in its future through technological advances and its efforts to improve our older product lines for manufacturability and lower costs.

     Net interest expense increased from $335,048 (6% of sales) in the six month period ended June 30, 1997 to $375,819 (6% of sales) in the current period due to an increase in the Company's debt level.

     Based on the increases in costs and expenses as outlined above, the Company experienced a net loss of ($2,238,989) during the period ended June 30, 1998 as compared with a net loss of ($978,472) during the six months ended June 30, 1997.

     The Company's new-orders-booked (Bookings) increased 10% to $8,054,709 for the six month period ended June 30, 1998 from $7,348,001 for the period ended June 30, 1997. This increase was primarily due to the successful introduction of certain new product lines to the market during and after the period ended June 30, 1997.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 45% to $6,202,307 at June 30, 1998 from $4,269,002 at June 30, 1997 primarily due to the increased Bookings referred to above and like increases in the previous six months. Due to the continuing nature of the economic crisis in Asia, the Company has eliminated approximately $990,000 from its December 31, 1997 backlog associated with orders from the region.

Year 2000 Issue

     The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems. The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify these applications become Year 2000 compliant.

     The Company presently believes that with modifications and updates to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal systems.

     As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company is not able to determine the effect on the Company's results of operations, liquidity and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant.

Liquidity and Capital Resources

     The Company's working capital deficit was ($5,063,050) at June 30, 1998, a decrease in working capital of ($6,717,907) from $1,654,857 at December 31, 1997. The proceeds of a $5,368,272 short term loan from affiliate ST, were used, in part, to satisfy the $4,500,000 long term debt to a bank. This action and the current period loss are the primary reasons for the reduction in working capital.

     Net cash used in operating activities was $389,969 for the current period, as compared to $2,617,733 used in the six-month period ended June 30, 1997. The primary reason for the reduction of cash used for operating activities during the current period was changes in inventory levels and accounts payable to affiliates.

     Cash used in investing activities, consisting of additions to equipment, was $215,468 for the current period as compared to the prior period amount of $356,282.

     The Company derived net cash from financing activities of $849,393 and $3,954,324 during the periods ended June 30, 1998 and 1997, respectively. The primary reason for the difference in cash generated from financing activities during the respective periods was the sale of common stock in 1997.


     As a result of the foregoing, the Company increased its cash balances by $243,956 during the current period, compared to an increase in cash balance of $980,309 for the six-month period ended June 30, 1997.

     The Company believes that its working capital, along with borrowings available from its bank and other commitments from its affiliates, and anticipated cash flow from operations will provide adequate sources to fund operations for at least the next twelve months.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 20, 1999

                                RADYNE CORP.

                                By:    /s/ Robert C. Fitting
                                       -------------------------------------
                                       Robert C. Fitting, Chief Executive
                                       Officer and President


                                By:    /s/ Garry D. Kline
                                       -------------------------------------
                                       Garry D. Kline, Vice President-
                                       Finance (Principal Financial
                                       and Accounting Officer)