Form 10-Q
period 1999-03-31
RADYNE COMSTREAM INC
filed 1999-05-17
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended March 31, 1999.

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

                                    YES _X_ NO ___

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES _X_ NO ___

     The registrant had 5,934,340 shares of its common stock, par value $.002, outstanding as of March 31, 1999.

                         PART I - FINANCIAL INFORMATION
                              RADYNE COMSTREAM INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 1999  December 31, 1998
ITEM 1                                                                 Unaudited         Audited
Current Assets:

Cash & cash equivalents                                              $  1,723,876    $    254,956
Accounts receivable - trade, net of allowance for doubtful
accounts of $789,069 and $632,815 respectively                          7,104,573       7,270,732
Other receivable                                                           73,000       1,265,000
Inventories, net                                                        9,022,375       9,380,478
Prepaid expenses                                                          682,807         590,161
                                                                     ----------------------------
     Total current assets                                              18,606,631      18,761,327
                                                                     ----------------------------
Property and equipment, net                                             4,937,329       5,533,645

Other assets:
Purchased technology, net of accumulated amortization of $183,332
and $105,000, respectively                                              2,316,668       2,395,000
Goodwill, net of accumulated amortization of $106,070 and $35,960,
respectively                                                            2,208,190       2,278,300
Deposits and other                                                        151,862         222,442
                                                                     ----------------------------
     Total other assets                                                 4,676,720       4,895,742
                                                                     ----------------------------
                                                                     $ 28,220,680    $ 29,190,714
                                                                     ============================

Liabilities and stockholders' capital deficiency

Current liabilities:
Notes payable under line of credit agreement                         $  9,000,000    $  8,000,000
Note payable                                                            7,000,000       7,000,000
Current installments under capital leases                                  97,566         124,891
Accounts payable,  trade                                                2,642,951       3,291,915
Accounts payable, affiliates                                                1,200           8,150
Accrued expenses                                                        8,177,971       9,140,341
                                                                     ----------------------------
     Total Current Liabilities                                         26,919,688      27,565,297


Notes payable to affiliates                                            15,618,272      15,618,272
Obligations under capital leases, excluding current installments           73,326          88,588
Accrued stock option compensation                                       1,155,477       1,155,477
                                                                     ----------------------------
     Total Liabilities                                                 43,766,763      44,427,634
                                                                     ----------------------------

Stockholders' capital deficiency:
Common Stock, $.002 par value, 20,000,000 shares authorized;
Shares issued and outstanding, 5,934,340 at March 31, 1999 and
5,931,346 at December 31, 1998                                             11,868          11,862
Additional Paid-In Capital                                              5,702,300       5,694,806
Accumulated deficit                                                   (21,260,251)    (20,943,588)
                                                                     ----------------------------
     Total stockholders' capital deficiency                           (15,546,083)    (15,236,920)
                                                                     ----------------------------
                                                                     $ 28,220,680    $ 29,190,714
                                                                     ============================


The accompanying notes are an integral part of these consolidated financial statements.

                              Radyne Comstream Inc
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended
                                                        March 31, 1999  March 31, 1998

Net Sales                                               $ 12,318,705    $  3,948,501
Cost of Sales                                              6,772,429       2,754,829
                                                        ----------------------------
         Gross Profit                                      5,546,276       1,193,672
                                                        ----------------------------

Operating expenses:
Selling, general and administrative                        3,000,690         847,166
Research and development                                   2,307,475         658,944
                                                        ----------------------------
         Total operating expenses                          5,308,165       1,506,110
                                                        ----------------------------

Income (loss) from operations before interest expense        238,111        (312,438)

Interest expense, net                                        554,774         177,602
                                                        ----------------------------


Net loss                                                $   (316,663)   $   (490,040)
                                                        ============================


Basic net loss per common share                         $      (0.05)   $      (0.08)
                                                        ============================

Diluted net loss per common share                       $      (0.05)   $      (0.08)
                                                        ============================

Weighted average number of common shares outstanding       5,931,968       5,931,346
                                                        ============================

The accompanying notes are an integral part of these consolidated financial statements.

RADYNE COMSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             Three Months Ended
                                                                     March 31, 1999     March 31, 1998
OPERATING ACTIVITIES:
Net Loss                                                             $  (316,663)       $  (490,040)

Adjustments to reconcile  net loss to cash flows used in operating activities:
         Depreciation and Amortization                                   773,668            128,975

Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                           1,358,159           (879,033)
         Inventories                                                     358,103             82,402
         Prepaid expenses and other current assets                       (92,646)           (18,016)
         Deposits and other                                               70,580               --
         Accounts payable, trade                                        (648,964)           157,250
         Accounts payable, affiliates                                     (6,950)           (16,062)
         Accrued expenses                                               (962,370)           (55,417)
         Taxes payable                                                      --              (27,956)
                                                                    -------------------------------
            Net cash provided by (used in) operating activities          532,917         (1,117,897)
                                                                    -------------------------------

Cash flows from investing activities:
Capital expenditures                                                     (28,910)           (26,606)
                                                                    -------------------------------
         Net cash used in investing activities                           (28,910)           (26,606)
                                                                    -------------------------------

Cash flows from financing activities:
         Net borrowing (payments on) notes payable under
               line of credit agreements                               1,000,000         (4,500,000)
         Proceeds from notes payable to affiliates                          --            5,118,272
         Notes receivable from employees                                    --               23,819
         Net proceeds from exercise of stock options                       7,500               --

         Principal payments on capital lease obligations                 (42,587)           (32,486)
                                                                    -------------------------------
            Net cash provided by financing activities                    964,913            609,606
                                                                    -------------------------------

Net increase (decease) in cash                                         1,468,920           (534,897)
Cash and cash equivalents, beginning of year                             254,956            569,692
                                                                    -------------------------------
Cash and cash equivalents, end of period                             $ 1,723,876        $    34,795
                                                                    ===============================
Supplemental disclosure of cash flow information:
         Interest paid                                               $   179,025        $   243,250
                                                                    ===============================

The accompanying notes are an integral part of these consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

(Information for March 31, 1999 and March 31, 1998 is Unaudited)

1    Business

     Radyne Comstream Inc. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. On August 12, 1996 the Company became a majority owned subsidiary of Singapore Technologies Pte Ltd ("STPL"), through its wholly-owned subsidiary, Stetsys US, Inc. ("ST").

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

     Comstream operates primarily in North America in the satellite communications industry. Comstream designs, markets and manufacturers satellite interactive modems and earth stations. Additionally, Comstream manufacturers and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card which is an Internet and high-speed data networking product.

     In March 1999, Radyne Corp. changed its name to Radyne Comstream Inc. The Company has locations in Phoenix, Arizona and San Diego, California. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite and cable communication networks.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1998. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1998:


                                               Three Months ended March 31,
                                           -------------------------------------
                                                          1998
                                                        --------
                                           (In thousands, except per share data)

Net Sales                                               $ 12,741
                                                        ========

Gross profit                                            $  3,447
                                                        ========

Net loss                                                $ (4,874)
                                                        ========

Net loss per common share                               $  (0.82)
                                                        ========

2    Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the twelve month period ended December 31, 1998.

          The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

     (b)  Use of Estimates

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

     (c)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

     (d)  Cash Equivalents

          The Company considers all money market accounts with a maturity of 90 days or less to be cash equivalents.

     (e)  Revenue Recognition

          The Company recognizes revenue upon shipment of product and transfer of ownership.

     (f)  Inventories

          Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market.

     (g)  Property and Equipment

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

     (m)  Income Taxes

          The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from accruals for warranty reserves and compensated absences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (n)  Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally accounts receivable. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management's expectations.

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

     (p)  Fair Value of Financial Instruments

          The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable, approximate the current balances outstanding, based on currently available rates for debt with similar terms.

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

     (s)  Rights Offering (1999)

          In October 1998 the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholders, ST and Stetsys Pte Ltd, of subscription rights for the purchase of up to 444,276 shares of the Company's common stock at a price of $3.73 per share. The Board of Directors further approved the distribution of subscription rights to Stetsys Pte Ltd to purchase up to 4,300,800 shares of the Company's common stock at a price of $3.73 per share. This Rights Offering will become effective upon approval by the Securities Exchange Commission of the amended Form S-2 Registration Statement which was filed on May 5, 1999 or an amendment to the Form S-2 Registration Statement to be filed in the future. Stetsys Pte Ltd has given assurances to the Company that it will fully exercise its rights under the Rights Offering.

3    Inventories                                           March 31, 1999     December 31, 1998

     Inventories consist of the following:
     Raw materials and components                           $  6,611,250        $  6,065,751
     Work in process                                           2,680,362           4,319,338
     Finished goods                                            1,549,204             546,858
                                                            --------------------------------
                                                              10,840,816          10,931,947
     Valuation Allowance                                      (1,818,441)         (1,551,469)
                                                            --------------------------------
     Total                                                  $  9,022,375        $  9,380,478
                                                            ================================


4    Property and Equipment                                March 31, 1999     December 31, 1998

     Property and Equipment consist of the following:
     Machinery and equipment                                $  3,730,482        $  3,598,732
     Furniture and fixtures                                    2,469,458           2,661,195
     Leasehold improvements                                      398,358             312,425
                                                            --------------------------------
                                                               6,598,298           6,572,352
     Less accumulated depreciation & amortization             (1,660,969)         (1,038,707)
                                                            --------------------------------
     Total                                                  $  4,937,329        $  5,533,645
                                                            ================================


5    Accrued Liabilities                                   March 31, 1999  December 31, 1998

     Accrued liabilities consist of the following:

     Wages and related payroll taxes                        $  1,298,774        $  1,355,316
     Interest expense                                          1,179,678             803,929
     Professional fees                                           265,008             378,817
     Warranty reserve                                            698,514             679,964
     Severance                                                   578,625           1,282,761
     Lease buyout                                              1,233,890           2,443,110
     Other                                                     2,923,482           2,196,444
                                                            --------------------------------
     Total                                                  $  8,177,971        $  9,140,341
                                                            ================================

6    Related Party Transactions

Sales to Engineering and Technical Services, Inc. and Agilis Communication Technologies Pte Ltd, companies under common control with Radyne Comstream Inc., for the periods ended March 31, 1999 and March 31, 1998 were $1,200 and $38,181 respectively. Cost of such sales for the same periods were $1,150 and $11,459 respectively.

Notes payable to ST and affiliates outstanding at March 31, 1999 and December 31, 1998 were $15,618,000. These notes bear interest at rates from 6.625% to 6.844% and mature on March 31, 2000.

Interest expense on notes payable to affiliates was $255,000 for the current period ended March 31, 1999 compared to $74,000 for the period ended March 31, 1998.

Accrued interest on notes payable to affiliates was $837,000 at March 31, 1999 compared to $581,000 at December 31, 1998.

7    Notes Payable

The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum (rates varied from 5.97 % to 6.125% on balances owed at December 31, 1998). The credit agreement requires the Company to maintain certain financial leverage ratios. At March 31, 1999, the Company was in violation of one such covenant, which was waived by the bank. The availability of additional borrowings under the credit agreement expires September 29, 1999 and is renewable annually at the option of the bank. The Company owed principal of $9,000,000 under the line of credit as of March 31, 1999 and $8,000,000 as of December 31, 1998.

Notes payable to parent (ST) outstanding at March 31, 1999 and December 31, 1998 were $15,618,272. These notes bear interest at rates from 6.375% to 6.844% and mature on March 31, 2000. Of this amount, $10,000,000 was borrowed in September 1998 for the acquisition of ComStream Holdings, Inc. Stetsys Pte Ltd has committed to purchase approximately $16,000,000 of the Company's Common Stock in the below described rights offering, the proceeds of which will be used to retire these notes.

The Company also has a note payable to Spar Aerospace Limited in the amount of $7,000,000. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc. The note matures on July 15, 1999 with interest at 8% per annum. At any time prior to July 15, 1999, the holder of the note has the option to convert 20% of the original principal balance into shares of the Company's common stock and at any time after July 15, 1999, prior to payment in full, the holder of the note has the option to convert the outstanding balance into shares of the Company's common stock at $3.73 per share.

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

The purpose of all of the above described loans has been to finance or refinance the capital needs associated with the Company's acquisition of ComStream Holdings, Inc., recent rapid sales and backlog growth and the cost of research and development. To date, the Company's capital resources (as supplemented by loans from ST and its affiliates) have been sufficient to fund its operations and increased level of business. Stetsys Pte Ltd has confirmed its ability and intent to provide working capital necessary to ensure that Radyne ComStream remains a going concern, with this support, the Company believes that its bank credit lines and cash from operations are likely to be sufficient to fund its planned future operations and capital requirements for continued growth through the end of 1999, as well as repayment of the above described notes.

8    Loss Per Share

A summary of the reconciliation from basic loss per share to diluted loss per share follows:

                                                                                      Quarter ended
                                                                                        March 31,
                                                                    ---------------------------------------------------
                                                                             1999                       1998
                                                                    -----------------------    ------------------------
       Income (loss) available to common stockholders               $      (316,663)                 (490,040)
                                                                    =======================    ========================
       Basic EPS-weighted average shares outstanding                      5,931,968                   5,931,346
                                                                    =======================    ========================
       Basic loss per share                                                    (.05)                      (.08)
                                                                    =======================    ========================
       Basic EPS-weighted average shares outstanding                      5,931,968                   5,931,346
       Effect of dilutive securities                                             --                          --
                                                                    -----------------------    ------------------------
       Dilutive EPS-weighted average shares outstanding                   5,931,968                   5,931,346
                                                                    =======================    ========================
       Diluted loss per share                                                  (.05)                      (.08)
                                                                    =======================    ========================
       Stock options not included in diluted EPS since                      616,228                     222,951
       antidilutive                                                 =======================    ========================


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition for the year ended December 31, 1998 contained in the Company's 1998 Annual Report on Form 10-K.

     Except for the historical information contained herein, the following discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Radyne ComStream Inc., or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

          loss of, and failure to replace, any significant customers;

          timing and success of new product introductions;

          product developments, introductions and pricing of competitors;

          timing of substantial customer orders;

          availability of qualified personnel;

     the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

     performance of suppliers and subcontractors;

     market demand and industry and general economic or business conditions;

     availability, cost and terms of capital;

     Radyne ComStream's level of success in effectuating its strategic plan, including realization of all of the anticipated benefits of the integration of Radyne and the recently acquired ComStream Holdings, Inc.; and

     other factors to which this report refers or to which the Company's 1998 Annual Report on Form 10-K refers.

Results of Operations

     The Company's net sales increased 212% to $12,319,000 during the period ended March 31, 1999 from $3,949,000 during the period ended March 31, 1998 primarily as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's cost of sales as a percentage of net sales decreased to 55% during the period ended March 31, 1999 from 70% during the fiscal period ended March 31, 1998. Start-up costs associated with the delivery of new products to the market place accounted for the higher prior period costs.

     Selling, general and administrative costs increased to $3,001,000 (24% of sales) during the current period from $847,000 (21% of sales) during the fiscal period ended March 31, 1998. The increased level of expenses as a percentage of sales for the period was a result of the increase in the Company's base business level during the period as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company. Marketing expenses have remained high, based on the Company's attempts to position itself to compete head-to-head with larger competitors without giving up margin advantages.

     Research and development expenditures increased to $2,307,000 (19% of sales) during the current period from $659,000 (17% of sales) during the period ended March 31, 1998. The increased level of expenses for the period is a result of the increase in the Company's base business level during the period as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     Net interest expense increased to $555,000 in the current period ended March 31, 1999 from $178,000 in the prior period ended March 31, 1998 due mainly to an increase in the Company's debt level as a result of the acquisition of Comstream.

     Based on above, the Company experienced net operating income of $238,000 for the three month period ended March 31, 1999 as compared to a net operating loss of ($312,000) for the three month period ended March 31, 1998.

     The Company's new-orders-booked (Bookings) increased by 176% to $13,607,000 for the current period from $4,936,000 for the period ended March 31, 1998. This increase was primarily due to the acquisition of Comstream.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 71% to $9,894,000 for the current period from $5,801,000 at March 31, 1998 primarily due to the acquisition of Comstream.

Liquidity and Capital Resources

     The Company's working capital deficit was ($8,313,000) at March 31, 1999, a decrease in the working capital deficit of $491,000 from ($8,804,000) at December 31, 1998. This change is primarily a result of reductions in current assets of ($155,000), primarily made up of an increase in cash of $1,469,000 and in prepaid expenses of $93,000 as offset by decreases in accounts and other receivables of ($1,358,000) and a reduction in inventories of ($358,000) and a reduction of current liabilities of ($646,000), primarily made up of an increase in notes payable of $1,000,000 and offset by a decrease in accounts payable of ($656,000) and other accrued expenses of ($962,000). Net cash supplied by operating activities was $533,000 for the current period, as compared to ($1,118,000) used in the three-month period ended March 31, 1998.

     Cash used in investing activities, consisting of additions to equipment, was $29,000 for the current period as compared to the prior period amount of $27,000.

     The Company  derived net cash from  financing  activities  of $965,000  and
$610,000   during  the  periods  ended  March  31,  1999  and  March  31,  1998, respectively.

     As a result of the foregoing, the Company increased its cash balances by $1,469,000 during the current period, compared to a decrease in cash balances of ($535,000) for the three month period ended March 31, 1998.

Year 2000 Compliance

The Year 2000 issue concerns the fact that certain computer systems and processors may recognize the designation "00" as the year 1900 when it is intended to mean the Year 2000, resulting in system failure or miscalculations. Other potential date related errors may result from computer systems' inability to recognize the year 2000 as a "leap year", and such dates as 9 September 1999 (9-9-99), 1 January 2001 (1-1-01) may cause errors. All of these "date related issues" are commonly referred to as the "Year 2000" issue or "Y2K problem". Commencing in 1997, we began a comprehensive review of our information technology systems, upon which our day to day business operations depend, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of the factors considered in the review process. We have completed that review and determined that all mission critical systems at our Phoenix facility are Year 2000 compliant, whereas certain systems used at our San Diego facility require upgrading. We purchased and expensed the upgrades in 1998 and expect their installation to be completed in the third quarter of this year.

     Our Year 2000 readiness plan also involves the review of our non-information technology systems, a review which we consider to be approximately 60% complete. The only noncompliance which we have discovered to date relates to certain date functions in diagnostic equipment, which functions we do not employ. We have no expectation of encountering any more serious Y2K noncompliance during the remainder of our review. However, it is possible that the scope of the Year 2000 problem could be greater than originally believed and that our efforts could prove inadequate.

As part of our comprehensive review, we are continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom Radyne ComStream has material relationships. This is a particular concern in light of our reliance on overseas assembly operations. A Year 2000 readiness survey was recently sent to all of our material vendors and customers. We have received approximately 70% of the survey responses. The remaining 30% are being contacted in an effort to accelerate their responses or to determine if there may be a likeliness of their not becoming compliant. We have also created a data base to track responses, problems and follow-up plans. Our Y2K plan contemplates that we will consider replacement of any critical vendor that does not satisfy us by June 30, 1999 that it will be Y2K compliant by September 30, 1999. While our assessments of the readiness of our vendors are necessarily dependent upon their survey responses, we intend to test their stated compliance where we determine that to be a necessary and feasible step.

In evaluating the potential impact of vendor Y2K noncompliance, we believe that the two worst case scenarios would likely be as follows. First, if the electric utility at either of our principal facilities were to black out, operations at that facility could essentially cease for the duration of the problem. At this point those utilities have provided reasonable assurances of their own Y2K compliance, although they are not in a position to rule out potentially relevant problems elsewhere on the power grid. Second, if one of our major circuit board suppliers were to report Y2K compliance, but then surprise us with a shut-down, our delivery schedule would be adversely affected. However, since our contingency plan includes maintenance of a three-month inventory of critical parts, we would expect to be able to replace the noncompliant vendor timely enough to avoid a product delivery delay of more than 30 days. However, we are not able to precisely determine the effect on results of operations, liquidity and financial condition in the event our material vendors and customers are not Year 2000 compliant. Our inability to accurately forecast such effects may prevent Radyne ComStream from taking necessary steps to rectify any Year 2000 problems in advance. Moreover it is impossible to predict the extent, if any, to which customers may allocate funds to the solution of their own Year 2000 problems instead of purchasing our products. We will continue to monitor the progress of our material vendors and customers and formulate a contingency plan if and when we conclude that a material vendor or customer may not be compliant.

We have completed a review of our products and determined that all but one older ComStream product are Year 2000 ready. We are notifying purchasers and potential purchasers of this product, relatively few of which have been sold, and we are working on a Year 2000 revision which, if successful, we can make available to any customers who require that this product be Y2K compliant. We do not anticipate that this will involve a material expense to Radyne ComStream.

While we believe our efforts to date are adequate to prevent any Year 2000 problem from having a material adverse effect on Radyne ComStream, our assessment may turn out to be inaccurate.

Year 2000 Readiness Costs
Project Statistics:
Cost to date (labor)           $ 50k
Estimated cost to completion   $100k to $150k

-------------------------------------------------------------------------------------------------
                     Inventory    Assessment       Remediation     Unit Testing    System Testing
-------------------------------------------------------------------------------------------------
Percentage           100%         90%              50%             20%             20%
Completed
Completion Date      4/30/99      6/30/99          7/31/99         8/31/99         9/30/99
-------------------------------------------------------------------------------------------------

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

Our  financial   instruments  consist  primarily  of  short-term  variable  rate revolving credit lines, and fixed rate debt. Our debt at March 31, 1999 consisted of notes payable to affiliates, notes payable under a line of credit agreement and a note payable.

     PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     During the three months ended March 31, 1999, the Company submitted one matter to a vote of security holders. Pursuant to written consent, dated as of February 9, 1999, the majority holders of the Company's common stock agreed to amend the Company's 1996 Incentive Stock Option Plan to provide that the total number of shares of common stock issuable upon the exercise of outstanding options and the total number of shares of common stock provided for under any stock bonus or similar plan of the Company may not exceed 35% of the outstanding shares of common stock, as calculated in accordance with Rule 260.140.45 of Title 10, California Code of Regulations.

Item 6 - Exhibits and Reports on Form 8-K


(a)       Exhibit          Description
---       -------          -----------

3.1*      Restated Certificate of Incorporation
3.2**     Bylaws, as amended and restated
27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter covered by this report.

* Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

**        Incorporated by reference from Registrant's Form 10-K, filed April 15,
          1999.

     SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     May 14, 1999              RADYNE COMSTREAM INC.


                                     By: /s/ Robert C. Fitting
                                         -------------------------------------
                                         Robert C. Fitting
                                         Chief Executive Officer and President


                                     By: /s/ Garry D. Kline
                                         -------------------------------------
                                         Garry D. Kline
                                         Vice President, Finance
                                         (Chief Financial Officer and
                                         Accounting Officer)