Form 10-K/A
period 1998-12-31
RADYNE COMSTREAM INC
filed 1999-08-13
CIK 718573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of March 22, 1999 was approximately $1,877,000

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes [X] No[_]

     As of March 22, 1999, there were 5,932,346 shares of the registrant's common stock outstanding.


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

     Radyne Corp., our predecessor which was incorporated in 1980, was forced to file for Chapter 11 bankruptcy protection in April 1994. It successfully emerged from bankruptcy in December 1994 upon the acquisition of approximately 91% of its common stock by Engineering and Technical Services, Inc., then a major customer. On August 12, 1996, ETS was acquired by Singapore Technologies Pte Ltd through its indirect wholly owned subsidiaries, Stetsys US, Inc. and Stetsys Pte Ltd (collectively, "ST"). As a result, approximately 91% of Radyne ComStream's common stock is now held by ST.

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


     As a combined entity, Radyne ComStream has an expanded product line and a worldwide sales and service organization with international offices in Beijing, Singapore, London, Jakarta, and Amsterdam.


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

     An example of the continued need for satellite communications is evident in the difficulty of providing telecommunications services in certain areas. For instance, it is not cost-effective to lay fiber cable in mountainous terrain or in nations composed of many islands, a geographical feature which is relatively common in the Pacific region. Sparsely populated areas are generally not conducive to fiber cable on a cost-effective basis. Moreover, fiber cable is not suitable for portable communications, such as personal communications systems, commonly referred to as PCS, news gathering, emergency services and other mobile communication requirements.


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


     The RCS-10 represents the newest generation system used in major earth stations, combining modems and redundancy switching in a single unit. Up to 30 modems can be combined in a single rack and each redundancy switch can control up to 10 modems. The compact design, which eliminates more than 1500 parts and cables from prior systems, offers improved transmission and reception reliability and rapid installation. In addition to an expanded data rate range, the RCS-10 offers an improved display and more options. The newest version, under development through a contract from a major international communications supplier, is the RCS-10L. The RCS-10L is a version with an L-Band interface, allowing substantially lower power consumption. In addition, the L-Band interface has a 500MHz bandwidth instead of the usual 36 MHZ bandwidth, reducing the number of frequency converters required by 60%.


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

Sales and marketing

     Radyne ComStream sells its products through an international sales force with sales and/or service offices in San Diego, Phoenix, Boca Raton, Beijing, Singapore, London, Amsterdam and Jakarta. Additionally, international representatives, distributors and systems integrators sell our products, supported by Radyne ComStream's sales and marketing personnel.

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


     During 1998, no customers represented greater than 10 percent of net sales. During 1997, one customer represented 14.5 percent of net sales. For the six-month period ended December 31, 1996, two different customers represented
18.3 percent and 15.6 percent of net sales; the latter customer represented 12.7 percent of net sales for the year ended June 30, 1996.


     Radyne ComStream's sales in its principal foreign markets for the periods indicated consisted of the following percentages of total sales.

                              Year ended          Year ended        Six months ended         Year ended
Region                         12-31-98            12-31-97             12-31-96               6-30-96
------                        ----------          ----------        ----------------         ----------
Asia                               7%                32%                  30%                     23%
Latin America                      9%                12%                  24%                     --
Europe                            31%                 7%                  --                      19%
Others*                            3%                 5%                  12%                      8%
                               --------            --------            ---------                -----
Total Exports                     50%                55%                  66%                     50%

* For the six months ended December 31, 1996, "Other" includes Europe. For the year ended June 30, 1996, "Other" includes Latin America.

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

                                      Satellite Modems        Digital Video &        Gov't & Military      Data & Audio
                                      & Earth Stations       High Speed Modems             Modems           Broadcast
                                      ----------------       -----------------       ----------------      ------------
Competitor
----------
California Microwave/EF Data                33%                     20%                     15%                  5%
Hughes Network Systems                      10%                     --                      --                  --
SSE Telecom                                  5%                     --                      10%                 --
NEC                                         20%                     --                      --                  --
Wegener                                     --                      --                      --                  15%
IDC                                         --                      --                      --                  15%
Radyne ComStream                            15%                     25%                     15%                 30%

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

     Radyne ComStream also has regional sales offices in the U.K., Singapore, Boca Raton, Florida, China, the Netherlands and Indonesia and customer service centers in China, the U.K., and Indonesia. All such facilities are leased.

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

                                                     High               Low
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

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected statement of operations data for the years ended December 31, 1998 and December 31, 1997, the six month period ended December 31, 1996, the year ended June 30, 1996, the six and one-half month period ended June 30, 1995 and the ten and one-half month period ended December 16, 1994, and the selected balance sheet data at those dates, are derived from the consolidated financial statements of the Company and notes thereto audited by KPMG LLP (in the case of the year ended December 31, 1998, restated) and Deloitte & Touche LLP (in the case of the year ended December 31, 1997, the six moths ended December 31, 1996, the year ended June 30, 1996, the six and one-half months ended June 30, 1995 and the ten and one-half months ended December 16, 1994), independent auditors for the Company. Per share data and shares outstanding reflect an adjustment for the effects of the 1-for-5 reverse split of the Company's common stock, which became effective on January 9, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and notes thereto included elsewhere in this 10-K Annual Report.

                          STATEMENT OF OPERATIONS DATA

                                                                                                                        TEN-AND-
                                                                                                        SIX-AND-        ONE-HALF
                                                                        SIX MONTHS                      ONE-HALF         MONTHS
                                        YEAR ENDED      YEAR ENDED        ENDED         YEAR ENDED       MONTHS          ENDED
                                         DECEMBER        DECEMBER        DECEMBER          JUNE           ENDED         DECEMBER
                                            31,             31,             31,             30,          JUNE 30,          16,
                                           1998            1997            1996            1996            1995           1994(1)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net Sales ..........................   $ 21,111,704    $ 13,446,852    $  4,905,059    $  3,829,523    $  1,861,262       2,569,396
Cost of Sales ......................     15,808,459       8,022,262       4,052,433       2,559,350       1,228,747       2,229,329
Gross Profit .......................      5,303,245       5,424,590         852,626       1,270,173         632,515         340,067
Selling, general and
   Administrative expense ..........      5,531,213       4,242,138       1,437,971       1,843,576         961,162       1,658,388
Asset impairment charge(2) .........        262,935            --           421,000            --              --              --
Professional fees related to
   Reorganization ..................           --              --              --              --              --           600,198
Research and development ...........      4,296,268       2,262,066         808,025       1,794,823            --              --
Stock option compensation expense ..      1,566,075            --              --              --              --              --
In process research and
   development .....................      3,909,000            --              --              --              --              --
Restructuring costs ................      3,100,000            --              --              --              --              --
   Total operating expenses ........     18,665,491       6,504,204       2,666,996       3,638,399         961,162       2,258,586
Operating loss .....................    (13,362,246)     (1,079,614)     (1,814,370)     (2,368,226)       (328,647)     (1,918,519)
Interest expense ...................      1,198,777         677,102         255,604         256,871          36,209         118,235
Other ..............................        (23,480)           --              --              --              --              --
Loss before fresh start
   adjustments and
   extraordinary items .............    (14,537,543)     (1,756,716)     (2,069,974)     (2,625,097)       (364,856)     (2,036,754)
Fresh start adjustments ............           --              --              --              --              --         1,598,841
Loss before extraordinary
   items and taxes on income .......    (14,537,543)     (1,756,716)     (2,069,974)     (2,625,097)       (364,856)       (437,913)
Extraordinary items(3) .............           --              --              --              --              --         2,699,156
Income (loss) before taxes .........    (14,537,543)     (1,756,716)     (2,069,974)     (2,625,097)       (364,856)      2,261,243
Net loss per share before
   Extraordinary items .............          (2.45)          (0.35)          (0.55)          (0.70)          (0.10)          (1.33)
Net income (loss) per share
   after extraordinary
   items ...........................          (2.45)          (0.35)          (0.55)          (0.70)          (0.10)           6.87
Weighted average number
   of outstanding shares ...........      5,931,346       5,012,664       3,750,699       3,742,227       3,729,721         329,020

                               BALANCE SHEET DATA

                                         12/31/98        12/31/97        12/31/96        6/30/96          6/30/95       12/16/94(1)
                                         --------        --------        --------        -------          -------       -----------
Cash and cash equivalents ..........   $    254,956    $    569,692    $    186,488    $        971    $      2,109    $    256,398
Working capital (deficit) ..........     (8,803,970)      1,654,857      (5,851,527)     (4,082,987)     (1,343,018)       (977,678)
Total assets .......................     29,190,714      10,231,617       6,572,917       3,272,686       3,452,999       3,084,394
Long-term liabilities ..............     16,862,337       4,649,404         161,968         130,414         168,304         192,603
Total liabilities ..................     44,427,634      11,381,678      11,019,543       5,669,338       3,264,554       2,531,093
Stockholder equity (deficit)  ......    (15,236,920)     (1,150,061)     (4,446,626)     (2,396,652)        188,445         553,301

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


     The Company's cost of sales as a percentage of net sales increased to 75% during the year ended December 31, 1998 from 60% for the year ended December 31, 1997. During the year ended December 31,

1998, we recorded adjustments to inventory of approximately $911,000 (4.3% of sales) to write off excess and obsolete inventory as well as start-up costs associated with the introduction of new products. This included approximately $280,000 of inventory associated with the DMD-5000 and DMD-4500 modem product lines and approximately $30,000 of inventory associated with the initial DVB-3000 video broadcast products, all of which were essentially rendered obsolete by the introduction of newer products. The start-up costs (approximately $601,000) related principally to the following product lines in the following approximate amounts: the DD-45 and DM-45 high-speed modem products ($75,000), the DD-160 and DM-160 high speed modem products ($80,000), Ku band converters ($110,000), C-band converters ($40,000), L-band modem line ($100,000), the DMD-15G government FM order wire products ($90,000), upgrade and enhancements on digital video broadcast lines ($20,000) and upgrade and enhancements on the DMD-2401 modem line ($10,000). These start-up costs included production line personal learning curve costs, short-lived diagnostic and measurement equipment, set-up fees, expedited product delivery costs, low volume pricing for purchased parts on initial production runs and the costs of reworking early circuit board designs. In addition, the Company increased its inventory obsolescence reserve by $1,261,000 during the year ended December 31, 1998. The principal components of this reserve were approximately $700,000 in parts for the Company's DT-7000 earth station product and $500,000 in parts for the DT-8000 Au band product, both of which were rendered slow moving or obsolete by the introduction of the superior and more popular DT-8000 Ku band product around December 1, 1998. These adjustments are not anticipated to have an impact on the Company's future results of operations.


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


     Stock option compensation expense of $1,566,000 was recorded to reflect the bonus and related expenses to be incurred as a result of the vesting of 657,000 incentive stock options under the Incentive Stock Option Plan of 1996. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. These options were fully vested by action of the Board of Directors effective October 15, 1998.


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

     The products in development at ComStream had not attained "technological feasibility", as that term is defined in Financial Accounting Statement No. 86, as of the acquisition date. In other words, either the research projects were incomplete or major technical uncertainties remained. Technological feasibility was expected to be achieved, for a few of the products in the fourth quarter of 1998 and the remaining products within 1999. The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                                          ----------------------------------------
                                                                                          Estimated    Estimated        Total Cost
                                                  Product       Started                    Cost To     Cost To              at
                                Base               Line         (Month     Completion       Date        Complete        Completion
    Description              Technology        Applicability     -Year)      Date           $000's       $000's           $000's
----------------------------------------------------------------------------------------------------------------------------------
2 MB Card                    QPSK,FEC          Modems            01-98       01-99        $  1,100     $     700         $  1,800
                             Coding

"CM 601" Low Cost Modem      Coding            Modems            05-97       03-99             600           900            1,500
                             Modulation

"DT8000" Ku-band             Modulation        Earth Stations    03-97       12-98           1,950           800            2,750
2 Watt Earth Station         Coding
                             Transmission

"DBR 2000" Data              L-Band            Broadcast         06-98       06-99             100           300              400
Broadcast Receiver           Receivers         Data
                             Packet
                             Protocol

"ABR 202" Audio Receiver     L-Band            Broadcast                     11-98             600           150              750
                             Receivers         Audio
                             Multiplexing

Set Top Box Receiver         DTH TV            Satellite TV      03-97       06-99           1,400           200            1,600
                             Cable TV          Cable TV
                             Proprietary
                             IC's - MPEG
                             Decoders

MediaCast Card Receiver      Proprietary       Internet          03-97       03-99           1,600           300            1,900
                             IC's - Internet   Receiver
                             Protocol DVB      Video
                             MPEG              Receiver
                             Decoders
                                                                                         $   7,350     $   3,350         $ 10,700
                                                                                         ========================================

     It was determined that there was no alternative future use for the in-process technology as of the acquisition date. Consideration was given to possible other projects in which the hardware and software products could have been put to use, but none of these projects had yet attained "technological feasibility", and so they themselves were considered to be in-process technology.


     The discounted cash flow method began with estimates of future cash flow using ComStream management's forecasts. In deriving these cash flows, estimates of ComStream's future revenues, cost of goods sold, sales and marketing, general and administrative, and research and development expenses on a stand-alone basis were used to estimate a baseline measure of earnings attributable to the products. By adding back non-cash charges and deducting projected capital expenditures, a measure of debt-free cash flow, useful for valuing ComStream's in-process technology, was derived.

     From the debt-free cash flow forecasts, which represent the cash flow return on all of ComStream's assets, returns were deducted for the use of certain other assets: developed technology, net fixed assets, working capital, and assembled workforce and goodwill. For this purpose, the annual charge for core technology included in the products under development was calculated by multiplying the unamortized book value of the developed technology for that year by the required rate of return on developed technology. The opening value of core technology was calculated using a residual income approach similar to the methodology employed to calculate the value of in-process research and development. The remaining book value of the developed technology was calculated by amortizing its opening fair value over 6.25 years. The total charge was allocated to the in-process technology based on the in-process technology projects' share of total revenue.

     The cash flow returns attributable to the products (debt-free cash flow) were reduced by the return requirement for each of the other assets employed. The resulting residual cash flows represent the expected cash flows attributable to the in-process technologies. A factor, based on the stage of completion of the in-process projects, was applied to these expected cash flows to isolate the value relating to development efforts completed at the acquisition date. These cash flows were then discounted at a rate of 36 percent.


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


     For the year ended December 31, 1998, the Company had a net loss of $14,538,000 as compared with a net loss of $1,757,000 for the year ended December 31, 1997. The increase in net loss was primarily attributable to the restructuring costs, acquired in-process research and development, increased research and development expense, the stock option compensation expense and the asset impairment charge.


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


FISCAL YEAR ENDED  DECEMBER 31, 1997  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1996

     The Company's net sales increased 174% to $13,447,000 during the twelve month period ended December 31, 1997 from $4,905,000 during the six months ended December 31, 1996. This increase was primarily attributable to the increased time frame of the later period relative to the prior period and to the introduction of the Company's new product lines which experienced exceptional market acceptance.

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

     Selling, general and administrative costs decreased to $1,438,000 or 29% of sales during the six months ended December 31, 1996 from $1,844,000 or 48% of sales for the fiscal year ended June 30, 1996. The decrease in expenses was primarily attributable to the decreased time frame of the latter period over the prior period (approximately $922,000) and partially offset by increased costs related to the higher level of business that the Company experienced during the latter period (approximately $516,000).

     The Company recorded an "asset impairment charge" of $421,000 during the six month period ended December 31, 1996 to reflect a valuation adjustment to Designs and Drawings which were partially impaired due to the introduction of new product lines.

     Research and development expenditures decreased to $808,000 (16% of sales) during the six months ended December 31, 1996 from $1,795,000 (47% of sales) for the twelve months ended June 30, 1996. The decrease in expenses was primarily attributable to the decreased time frame of the latter period relative to the prior period (approximately $808,000). Additionally, the Company had embarked on a major development program during the fiscal year ended June 30, 1996, in order to regain a competitive posture after two fiscal periods during which the Company had made no development effort (approximately $897,000).

     Interest expense net of interest income decreased to $256,000 (5% of sales) during the six months ended December 31, 1996 from $257,000 (7% of sales) for the fiscal year ended June 30, 1996. The small decrease in expense was primarily attributable to the decreased time frame of the latter period as compared to the prior period (approximately $250,000), offset by additional interest from the Company's increased debt level (approximately $250,000).

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

ACCOUNTING MATTERS


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 had no effect on the Company.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Company's restated consolidated financial statements as of December 31, 1998, December 31, 1997, December 31, 1996 and June 30, 1996 are included in this report as listed in the Index to Financial Statements in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     See our report on Form 8-K/A, filed on July 31, 1998.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The directors and executive officers of the Company, their positions held with the Company, and their ages are as follows:

NAME                     AGE   POSITION
-----------------------  ---   -------------------------------------------------
Lim Ming Seong.........   51   Director, Chairman of the Board
Chan Wee Piak..........   43   Director
Lee Yip Loi ...........   55   Director
Robert A. Grimes.......   46   Director
Dennis W. Elliott......   57   Director
Robert C. Fitting......   64   Director, Chief Executive Officer and President
Steven W. Eymann.......   46   Executive Vice President, Chief Technical Officer
Garry D. Kline.........   49   Vice President of Finance

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


     LEE YIP LOI has been a Director of the Company since August 13, 1996 and is chairman of the Audit Committee and a member of the Compensation Committee of the Board. He was Regional Director (America) of Singapore Technologies Pte Ltd from March 1994 until December 1998, and from May 1990 to January 1997 he was President of its affiliate, Metheus Corporation. Prior to that time he held a number of managerial positions with such corporations as Morgan Guaranty Trust and Singapore Technologies Pte Ltd and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs. Mr. Lee is currently a director of Stetsys Pte Ltd, Stetsys US Inc., California Avitron Corporation, Tritech Microelectronics Ltd, Chartered Semiconductor Manufacturing Inc., ST Assembly and Test Services, Inc. and Vertex Management, Inc.


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

CERTAIN KEY EMPLOYEES:


     ALAN POTTER has been the Vice President of Marketing for the Company since December 1995. His duties include market research, neoteric product concepts, new corporate alliances and distribution systems in Europe and the Middle East. He joined Radyne after ten years with EFData as Sales Manager. Mr. Potter graduated from the University of Houston with honors, holding a Bachelor of Arts in Communications. After post graduate studies at the University of
Massachusetts, Amherst, he began his professional career as an Associate Professor of Communications at the University of Texas at Houston. While there, in 1973, he developed and operated the first practical bi-directional coaxial cable network to simultaneously carry voice, data and video communications. He then designed, developed and managed a series of broadband cable television and data networks for Columbia Cable Television, Michelson Media and Cox Cable Communications. Mr. Potter joined Comtech Data in 1984 and, two years later, he followed Messrs. Fitting and Eymann to initiate the Sales and Marketing Department at EFData. He is currently an MBA candidate at the University of Phoenix.

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

                           SUMMARY COMPENSATION TABLE

                                     YEAR                                          ALL OTHER
NAME AND PRINCIPAL POSITION        ENDED(1)       SALARY        OPTIONS(#)       COMPENSATION(2)
---------------------------        --------       ------        ----------       ---------------
Robert C. Fitting, CEO...........  12/31/98      $144,234         30,000            $1,186

                                   12/31/97       116,529              0             1,165
                                   12/31/96        40,000        279,085               435
                                   06/30/96        80,000              0               738

Steven Eymann, Exec. Vice Pres...  12/31/98      $133,543         30,000            $1,174
                                   12/31/97        11,162              0             1,112
                                   12/31/96        40,000        279,085               435
                                   06/30/96        80,000              0               738

(1) The Company's fiscal year was changed to the calendar year, so the figures shown for the year ended December 31, 1996 reflect a period of six months.

(2) Matching 401(k) plan contributions.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                       PERCENT OF TOTAL OPTIONS
                          OPTIONS       GRANTED TO EMPLOYEE IN       EXERCISE      EXPIRATION    START DATE PRESENT
NAME                      GRANTED             FISCAL YEAR              PRICE          DATE            VALUE(1)
----                      -------             -----------              -----          ----            --------
Robert C. Fitting ...     15,000                  3%                   $2.50         2/5/08             $3.37
                          15,000                  3%                  $3.125        10/15/08            $2.48
Steven Eymann........     15,000                  3%                   $2.50         2/5/08             $3.37
                          15,000                  3%                  $3.125        10/15/08            $2.48

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

                       AGGREGATE OPTIONS EXERCISED IN THE
                LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

                                                       NUMBER OF UNEXERCISED OPTIONS     VALUE OF UNEXERCISED, IN-THE-MONEY
                           NUMBER                                 HELD AT                            OPTIONS AT
                         SHARES OF                           DECEMBER 31, 1998                  DECEMBER 31, 1998(1)
                         ACQUIRED ON       VALUE      ------------------------------      -------------------------------
NAME                      EXERCISE       REALIZED     EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                      --------       --------     -----------      -------------      -----------       -------------
Robert C. Fitting......          0         $0.00        182,585           62,500            $157,418           $47,656
Steven Eymann..........          0          0.00        182,585           62,500             157,418            47,656

----------
(1) Based on the December 31, 1998 closing price of the Common Stock of $3.375 per share on the OTC Bulletin Board, less the per share exercise price.

EMPLOYMENT AGREEMENTS


     Under the employment agreement between the Company and Messrs. Fitting and Eymann, they will serve as President and Vice President of the Company until the earlier of June 30, 2000 or such time as the Company's adjusted earnings before interest and taxes exceeds $6,000,000 for a period of four calendar quarters. Pursuant to the agreement, the Company presently pays Mr. Fitting and Mr. Eymann annual salaries of $160,000 and $140,000, respectively, and has granted them certain of the stock options described in the above table. Each of Mr. Fitting and Mr. Eymann has also agreed that if he exercises any of such stock options, he will not engage in any business which competes with the Company until after the second anniversary of his termination of employment with the Company, except in the case of involuntary termination without cause.


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

                                                                                  NUMBER
                                                                                    OF             PERCENTAGE
NAME AND ADDRESS                                                                  SHARES            OF CLASS
----------------                                                                  ------            --------
Stetsys US, Inc..........................................................       1,180,000              19.88%
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

Stetsys Pte Ltd..........................................................       5,376,000(1)           90.59%
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

Dennis W. Elliott........................................................              --                 --
     c/o Radyne ComStream Inc.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Steven Eymann............................................................         230,335(2)            3.74%
     c/o Radyne ComStream Inc.
     3138 East Elwood Street
     Phoenix, Arizona 85034


Robert C. Fitting........................................................         226,335(2)            3.67%
     c/o Radyne ComStream Inc.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Robert A. Grimes.........................................................              --                 --
     c/o Radyne ComStream Inc.
     3138 East Elwood Street
     Phoenix, Arizona 85034

Lee Yip Loi..............................................................              --                 --
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

Chan Wee Piak............................................................          10,000                  *
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

                                                                                  NUMBER
                                                                                    OF             PERCENTAGE
NAME AND ADDRESS                                                                  SHARES            OF CLASS
----------------                                                                  ------            --------
Lim Ming Seong...........................................................              --                 --
     c/o Singapore Technologies Pte Ltd
     83 Science Park Drive
     #01-01/02 The Curie, Singapore Science Park
     Singapore 118258

All directors and executive officers of the
     Company as a group .................................................         446,670(2)            7.31%


----------
*    Less than one percent.

     (1) The shares reported as owned by Stetsys Pte Ltd include the shares reported as beneficially owned by Stetsys US, Inc., of which Stetsys Pte Ltd is sole stockholder. 100% of the stock of Stetsys US, Inc. and Stetsys Pte Ltd is ultimately owned by the Minister for Finance (Incorporated) of Singapore.

     (2) Includes 226,335 shares underlying exercisable options held by each of Messrs. Eymann and Fitting.


----------

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

     Management believes that all of the foregoing transactions were on terms no less favorable to Radyne ComStream than it could have obtained in arms length transactions with unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following is an index of financial statements of Radyne ComStream Inc., financial statement schedules and exhibits included in Part IV, Item 14:

                              FINANCIAL STATEMENTS


Independent Auditors' Reports..........................................................................  F-1

Consolidated Balance Sheets as at December 31, 1998 (Restated) and 1997................................  F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998 (Restated) and 1997,
the Six- Month Period Ended December 31, 1996 and the Year Ended June 30, 1996.........................  F-4

Consolidated  Statements of Stockholders' Capital Deficiency for the Years Ended
December 31, 1998  (Restated) and 1997, the Six-Month  Period Ended December 31,
1996 and the Year Ended June 30, 1996 .................................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 (Restated) and 1997,
the Six- Month Period Ended December 31, 1996 and the Year Ended June 30, 1996.........................  F-6

Notes to Consolidated Financial Statements.............................................................  F-7

Unaudited Pro Forma Condensed Combined Statement of Operations for the
Year ended December 31, 1998........................................................................... F-24

Notes to Unaudited Pro Forma Condensed Combined Statement of Operations................................ F-25


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

                                    EXHIBITS

NO.
---
2.1*          Stock Purchase Agreement dated August 28, 1998 between Spar
              Aerospace limited and Radyne Corp.
3.1**         Restated Certificate of Incorporation
3.2           By-Laws, as amended and restated (previously filed as Exhibit 3.2 of the 1998 Form 10-K)
4.1***        Convertible Promissory Note between Spar Aerospace Inc. and the Company dated October 15, 1998 with the form of Registration Rights Agreement included as Appendix A thereto.
10.1****      1996 Incentive Stock Option Plan
10.2*****     Employment Agreement with Robert C. Fitting (Radyne Termsheet)

10.3+         Lease between ADI Communication Partners, L.P. and ComStream dated
              April 23, 1997
10.4+         First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16,
              1997
10.5+         Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998
10.6+         Indemnity Agreement between Pacific Bell Corporation and ComStream dated November 18, 1998
10.7+         Letter Agreement between Spar and Radyne Corp. dated November 18, 1998
10.8******    Lease for facility in Phoenix, Arizona
10.9++        Amendment to 1996 Incentive Stock Option Plan
16.1+++       Letter regarding change in certifying accountants

21.1          Subsidiaries of the Registrant (previously filed as Exhibit 21.1 of the 1998 Form 10-K)
23.1          Consent of KPMG LLP
23.2          Consent of Deloitte & Touche LLP
27.0          Financial Data Schedule

----------

*       Incorporated by reference from Registrant's Form 8-K filed on August 28,
        1998.

** Incorporated by reference from Registrant's report on Form 10-Q filed on March 11, 1997.

*** Incorporated by reference from Registrant's report on Form 8-K filed on October 30, 1998.

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

+++     Incorporated by reference from Registrant's Form 8-K/A filed on July 31,
        1998.

(b) Registrant filed the following reports on Form 8-K during the period of October 1 through December 31, 1998:

     Current Report on Form 8-K dated October 30, 1998, Item 2, as amended on December 24, 1998. Financial Statements included with respect to ComStream Holdings, Inc.'s Consolidated Balance Sheets for the Years ended December 31, 1997 and 1996, and Consolidated Statements of Operations Stockholders Equity (Deficits) and Cash Flows for the Years ended December 31, 1997, 1996 and 1995; ComStream Holdings, Inc.'s Unaudited Condensed Interim Balance Sheet for the Nine Months ended September 30, 1998, Unaudited Condensed Consolidated Statements of Operations for the Nine Months ended September 30, 1998 and 1997 and Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 1998 and 1997; and Radyne Corp.'s Pro Forma Condensed Combined Balance Sheet as of September 30, 1998, Pro Forma

Condensed Combined Statement of Operations for the Nine Months ended September 30, 1998 and Pro Forma Condensed Combined Statement of Operations for the Year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RADYNE COMSTREAM INC.
                                              ---------------------
                                                   (Registrant)


                                 By:  /s/ Robert C. Fitting
                                      ------------------------------------------
                                      Robert C. Fitting, Chief Executive Officer
                                      and President

Dated: August  12 , 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                            Title                         Date
        ----                            -----                         ----

/s/ Lim Ming Seong        Chairman of the Board of Directors     August 12, 1999
----------------------
Lim Ming Seong


/s/ Robert C. Fitting     Chief Executive Officer, President     August 12, 1999
---------------------     and Director
Robert C. Fitting


/s/ Garry D. Kline        Vice President, Finance                August 12, 1999
----------------------    (Principal Financial and
Garry D. Kline            Accounting Officer)



/s/ Robert A. Grimes      Director                               August 12, 1999
----------------------
Robert A. Grimes


/s/ Lee Yip Loi           Director                               August 12, 1999
----------------------
Lee Yip Loi


/s/ Dennis Elliot         Director                               August 12, 1999
----------------------
Dennis Elliot

                          Independent Auditors' Report

The Board of Directors and Stockholders
Radyne Comstream Inc.:

We have audited the accompanying restated consolidated balance sheet of Radyne Comstream Inc. and subsidiaries (the Company) (a 90.6%-owned subsidiary of Singapore Technologies Pte Ltd) as of December 31, 1998, and the related restated consolidated statements of operations, stockholders' capital deficiency, and cash flows for the year then ended. These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audit.

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


In our opinion, the restated consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed further in Note 4, the 1998 consolidated financial statements have been restated to reflect additional stock option compensation expense.


                                                              /s/ KPMG LLP



Phoenix, Arizona
March 19, 1999, except for
   Note 4, which is as of
   August 4, 1999

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



/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
Phoenix, Arizona

February 4, 1998

                              RADYNE COMSTREAM INC.

                           Consolidated Balance Sheets

                                                                                                              December 31,
                                                                                                   --------------------------------
                                                                                                      1998
                                                                                                     Restated              1997
                                                                                                   ------------        ------------
                                     Assets
Current assets:
  Cash and cash equivalents                                                                        $    254,956             569,692
  Accounts receivable - trade, net of allowance for doubtful accounts of $632,815
    and $15,000, respectively                                                                         7,270,732           2,359,443
  Other receivable                                                                                    1,265,000                --
  Inventories, net                                                                                    9,380,478           5,389,920
  Prepaid expenses                                                                                      590,161              68,076
                                                                                                   ------------        ------------

              Total current assets                                                                   18,761,327           8,387,131
                                                                                                   ------------        ------------

Property and equipment, net                                                                           5,533,645           1,322,551

Other assets:
  Designs and drawings, net of accumulated amortization of $705,404
    at December 31, 1997                                                                                   --               471,935
  Purchased technology, net of accumulated amortization of $105,000
    at December 31, 1998                                                                              2,395,000                --
  Goodwill, net of accumulated amortization of $35,960 at December 31, 1998                           2,278,300                --
  Deposits and other                                                                                    222,442              50,000
                                                                                                   ------------        ------------

              Total other assets                                                                      4,895,742             521,935
                                                                                                   ------------        ------------

                                                                                                   $ 29,190,714          10,231,617
                                                                                                   ============        ============

                Liabilities and Stockholders' Capital Deficiency

Current liabilities:
  Note payable under line of credit agreement                                                      $  8,000,000           5,000,000
  Note payable                                                                                        7,000,000                --
  Current installments of obligations under capital leases                                              124,891             109,258
  Accounts payable, trade                                                                             3,291,915             667,202
  Accounts payable, affiliate                                                                             8,150              16,062
  Accrued expenses                                                                                    9,140,341             901,032
  Taxes payable                                                                                            --                38,720
                                                                                                   ------------        ------------

              Total current liabilities                                                              27,565,297           6,732,274

Notes payable to affiliates                                                                          15,618,272                --
Note payable under line of credit agreement                                                                --             4,500,000
Obligations under capital leases, excluding current installments                                         88,588              93,543
Accrued stock option compensation                                                                     1,155,477                --
Taxes payable                                                                                              --                55,861
                                                                                                   ------------        ------------

              Total liabilities                                                                      44,427,634          11,381,678
                                                                                                   ------------        ------------

Commitments, contingent liabilities and subsequent events (notes 2, 9, 10, 11
  14, 18, 19 and 20)

Stockholders' capital deficiency:
  Common stock; $.002 par value - authorized, 20,000,000 shares; issued and
    outstanding, 5,931,346 shares at December 31, 1998 and 1997                                          11,862              11,862
  Additional paid-in capital                                                                          6,105,404           5,694,806
  Accumulated deficit                                                                               (21,354,186)         (6,816,643)
  Notes receivable from stockholders                                                                       --               (40,086)
                                                                                                   ------------        ------------

              Total stockholders' capital deficiency                                                (15,236,920)         (1,150,061)
                                                                                                   ------------        ------------

                                                                                                   $ 29,190,714          10,231,617
                                                                                                   ============        ============


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Operations

                                                            Year ended                              Six-month
                                                           December 31,         Year ended         period ended         Year ended
                                                               1998            December 31,        December 31,          June 30,
                                                             Restated              1997                1996                1996
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $ 21,111,704          13,446,852           4,905,059           3,829,523
Cost of sales                                                15,808,459           8,022,262           4,052,433           2,559,350
                                                           ------------        ------------        ------------        ------------

              Gross profit                                    5,303,245           5,424,590             852,626           1,270,173
                                                           ------------        ------------        ------------        ------------

Operating expenses:
  Selling, general and administrative                         5,531,213           4,242,138           1,437,971           1,843,576
  Research and development                                    4,296,268           2,262,066             808,025           1,794,823
  Stock option compensation expense                           1,566,075                --                  --                  --
  In-process research and development                         3,909,000                --                  --                  --
  Restructuring costs                                         3,100,000                --                  --                  --
  Asset impairment charge                                       262,935                --               421,000                --
                                                           ------------        ------------        ------------        ------------

              Total operating expenses                       18,665,491           6,504,204           2,666,996           3,638,399
                                                           ------------        ------------        ------------        ------------

Loss from operations                                        (13,362,246)         (1,079,614)         (1,814,370)         (2,368,226)

Other (income) expense:
  Interest expense, net                                       1,198,777             677,102             255,604             256,871
  Other                                                         (23,480)               --                  --                  --
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $(14,537,543)         (1,756,716)         (2,069,974)         (2,625,097)
                                                           ============        ============        ============        ============

Basic net loss per common share                            $      (2.45)              (0.35)              (0.55)              (0.70)
                                                           ============        ============        ============        ============

Diluted net loss per common share                          $      (2.45)              (0.35)              (0.55)              (0.70)
                                                           ============        ============        ============        ============

Weighted average number of common
  shares outstanding                                          5,931,346           5,012,664           3,750,699           3,742,227
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

                              RADYNE COMSTREAM INC.

           Consolidated Statements of Stockholders' Capital Deficiency

       Years ended December 31, 1998 and 1997, the six-month period ended
               December 31, 1996 and the year ended June 30, 1996

                                                                                                           Notes
                                                     Common Stock           Additional                   receivable
                                                -------------------------     paid-in     Accumulated      from
                                                  Shares        Amount        capital       Deficit     stockholders       Total
                                                -----------   -----------   -----------   -----------   ------------    -----------
Balances, June 30, 1995                           3,729,721   $     7,459       545,842      (364,856)          --          188,445

Shares issued to Merit Microwave                     20,000            40        39,960          --             --           40,000

Net loss                                               --            --            --      (2,625,097)          --       (2,625,097)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 1996                           3,749,721         7,499       585,802    (2,989,953)          --       (2,396,652)

Additional shares issued to Merit Mircrowave         10,000            20        19,980          --             --           20,000

Net loss                                               --            --            --      (2,069,974)          --       (2,069,974)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 1996                       3,759,721         7,519       605,782    (5,059,927)          --       (4,446,626)

Issuance of common stock, net of issuance
     cost of $335,696                             2,171,625         4,343     5,089,024          --             --        5,093,367

Promissory notes received in connection
     with issuance of stock                            --            --            --            --          (40,086)       (40,086)

Net loss                                               --            --            --      (1,756,716)          --       (1,756,716)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 1997                       5,931,346        11,862     5,694,806    (6,816,643)       (40,086)    (1,150,061)

Payments received on promissory notes                  --            --            --            --           40,086         40,086

Stock option plan, restated                            --            --         410,598          --             --          410,598

Net loss, restated                                     --            --            --     (14,537,543)          --      (14,537,543)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 1998, restated             5,931,346   $    11,862     6,105,404   (21,354,186)          --      (15,236,920)
                                                ===========   ===========   ===========   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Cash Flows

                                                                        Year ended                      Six-month
                                                                       December 31,     Year ended     period ended     Year ended
                                                                           1998        December 31,    December 31,      June 30,
                                                                         Restated          1997            1996            1996
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                             $(14,537,543)     (1,756,716)     (2,069,974)     (2,625,097)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Loss on disposal of assets                                            961,069           2,122            --              --
      Depreciation and amortization                                       1,041,088         454,183         177,535         276,913
      Asset impairment charge                                               262,935            --           421,000            --
      Stock option compensation                                           1,566,075            --              --              --
      Write-off of in-process research and development                    3,909,000            --              --              --
      Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                                (915,154)        374,459      (2,450,031)        251,806
        Prepaid expenses and other current assets                          (179,931)         26,222         (73,872)         73,581
        Employee relocation incentives and advances                            --              --              --           112,353
        Inventories                                                       2,833,811      (3,398,560)       (840,691)       (247,843)
        Deposits and other                                                  242,787         (34,338)         (7,650)           --
        Accounts payable, trade                                            (985,095)       (138,077)        339,848        (113,243)
        Accounts payable, affiliate                                         113,682        (420,300)        436,362            --
        Accrued expenses                                                  1,932,071         (25,924)        545,990        (253,337)
        Taxes payable                                                       (94,581)        (28,487)        (24,053)        (56,063)
                                                                       ------------    ------------    ------------    ------------

              Net cash used in operating activities                      (3,849,786)     (4,945,416)     (3,545,536)     (2,580,930)
                                                                       ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                     (543,630)       (593,072)       (255,118)       (388,770)
  Purchase of Comstream, net of cash acquired                           (10,007,369)           --              --              --
                                                                       ------------    ------------    ------------    ------------

              Net cash used in investing activities                     (10,550,999)       (593,072)       (255,118)       (388,770)
                                                                       ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Net borrowings from notes payable under line of credit
    agreement                                                             3,000,000       7,506,180       1,993,820            --
  Payments on notes payable under line of credit agreement               (4,500,000)           --              --              --
  Proceeds from notes payable to affiliates                              15,618,272       4,600,000       6,600,000       3,052,912
  Payments on note payable to affiliate                                        --       (11,200,000)     (4,594,696)           --
  Net proceeds from sale of common stock                                       --         5,053,281            --              --
  Payments received on promissory notes issued in connection                   --
    with common stock                                                        40,086            --              --              --
  Principal payments on capital lease obligations                           (72,309)        (37,769)        (12,953)        (84,350)
                                                                       ------------    ------------    ------------    ------------

              Net cash provided by financing activities                  14,086,049       5,921,692       3,986,171       2,968,562
                                                                       ------------    ------------    ------------    ------------

Net increase (decrease) in cash                                            (314,736)        383,204         185,517          (1,138)

Cash and cash equivalents, beginning of period                              569,692         186,488             971           2,109
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period                               $    254,956         569,692         186,488             971
                                                                       ============    ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                               $    568,812         687,626          72,258           3,996
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


     On October 15, 1998, Radyne purchased all of the outstanding shares of common stock of Comstream Holdings, Inc. ("Comstream") for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing, using funds borrowed from its controlling stockholder, and the balance of which was in the form of a $7 million note (the "Note"), payable nine months from the purchase date. The Note is convertible into Radyne common stock under certain circumstances. In addition, the Company accrued $1.6 million of severance costs as a result of the acquisition (note 7). This acquisition was recorded in accordance with the "purchase method" of accounting. The excess of the purchase price over the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million has been recorded as goodwill, which is being amortized over ten years. The results of operations of Comstream have been included in the accompanying consolidated statement of operations from October 15, 1998.

     The allocation to in-process research and development, for which management was primarily responsible, represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

     Revenue streams associated with these products-in-development were used to estimate fair value using the discounted cash flow method. The products in development at ComStream had not attained "technological feasibility", as that term is defined in Financial Accounting Statement No. 86, as of the acquisition date. In other words, either the research projects were incomplete or major technical uncertainties remained. Technological feasibility was achieved, as expected, for two of the products in the fourth quarter of 1998, and was expected to be achieved for the remaining products within 1999.

     It was determined that there was no alternative future use for the in-process technology as of the acquisition date. Consideration was given to possible other projects in which the hardware and software products could have been put to use, but none of these projects had yet attained "technological feasibility", and so they themselves were considered to be in-process technology.

     The discounted cash flow method began with estimates of future cash flow using ComStream management's forecasts. In deriving these cash flows, estimates of ComStream's future revenues, cost of goods sold, sales and marketing, general and administrative, and research and development expenses on a stand-alone basis were used to estimate a baseline measure of earnings attributable to the products. By adding back non-cash charges and deducting projected capital expenditures, a measure of debt-free cash flow, useful for valuing ComStream's in-process technology, was derived.

     From the debt-free cash flow forecasts, which represent the cash flow return on all of ComStream's assets, returns were deducted for the use of certain other assets: developed technology, net fixed assets, working capital, and assembled workforce and goodwill. For this purpose, the annual charge for core technology included in the products under development was calculated by multiplying the unamortized book value of the developed technology for that year by the required rate of return on developed technology. The opening value of core technology was calculated using a residual income approach similar to the methodology employed to calculate the value of in-process research and development. The remaining book value of the developed technology was calculated by amortizing its opening fair value over 6.25 years. The total charge was allocated to the in-process technology based on the in-process technology projects' share of total revenue.

     The cash flow returns attributable to the products (debt-free cash flow) were reduced by the return requirement for each of the other assets employed. The resulting residual cash flows represent the expected cash flows attributable to the in-process technologies. A factor, based on the stage of completion of the in-process projects, was applied to these expected cash flows to isolate the value relating to development efforts completed at the acquisition date. These cash flows were then discounted at a rate of 36 percent.

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

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1997. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1997:


                                               Years ended December 31,
                                               ------------------------
                                                1998
                                               Restated           1997
                                               --------         -------
                                           (In thousands, except per share data)

     Net Sales                                 $ 50,965          69,369
                                               ========         =======

     Gross profit                              $ 13,788          28,723
                                               ========         =======

     Net loss                                  $(19,908)         (6,826)
                                               ========         =======

     Net loss per common share                 $  (3.36)          (1.36)
                                               ========         =======


(2)  Liquidity


     The Company has incurred significant losses from operations and has a stockholders' accumulated deficit of $21.4 million and a working capital deficiency of $8.8 million at December 31, 1998 and has been unable to generate a positive cash flow from operations. These matters raise doubt about the Company's ability to continue as a going concern. Stetsys Pte Ltd, the Company's majority stockholder, has confirmed its ability and intent to provide such working capital as may be necessary to ensure that the Company will continue to operate for a reasonable period into the future. Since August 1996, the Company has been dependent on STPL to provide cash for day-to-day operations. Management believes that, as a result of the acquisition of Comstream and the resultant increase in revenues, the Company can begin to generate profits. Management also believes that with the rights offering (see note 20) expected to be finalized in the second quarter of 1999, and through additional funding sources, the Company will be a viable going concern. Therefore, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

     (t)  Comprehensive Income


          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company had no items of comprehensive income. Therefore the adoption of SFAS No. 130 had no effect on the Company.

(4)  Restatement

     In October 1998, the Company amended the terms of certain stock options to accelerate the vesting of those stock options, discussed more fully in Note 15, which established a new compensation measurement date for such options. The Company had originally recognized $1,155,477 of stock compensation expense pertaining to the options' cash bonus component coincident with the date of the amendment. Generally accepted accounting principles require that, upon establishing a new measurement date, compensation cost be determined based upon the market price of the underlying stock. Accordingly, the Company has restated the accompanying 1998 consolidated financial statements to record an additional $410,598 of compensation expense in 1998, reflecting the measurement of compensation cost based upon the market price of the underlying stock as of the amendment date. The net loss of the Company was increased from $14,126,945 to $14,537,543 and basic and diluted net loss per share was increased from $2.38 to $2.45. Additionally, accumulated deficit was increased from $20,943,588 to $21,354,186.

(5)  Inventories


     Inventories at December 31 consist of the following:

                                                  1998                 1997
                                               ------------        ------------
     Raw materials and components              $  6,065,751           2,605,397
     Work-in-process                              4,319,338           1,124,929
     Finished goods                                 546,858           1,950,594
                                               ------------        ------------
                                                 10,931,947           5,680,920
     Obsolescence reserve                        (1,551,469)           (291,000)
                                               ------------        ------------

                                               $  9,380,478           5,389,920
                                               ============        ============


(6)  Property and Equipment


     Property and equipment at December 31 consist of the following:

                                                        1998            1997
                                                     -----------    -----------
     Machinery and equipment                         $ 3,598,732      1,298,715
     Furniture and fixtures                            2,661,195        373,548
     Leasehold improvements                              312,425           --
                                                     -----------    -----------
                                                       6,572,352      1,672,263
     Less accumulated depreciation and amortization   (1,038,707)      (349,712)
                                                     -----------    -----------

     Property and equipment, net                     $ 5,533,645      1,322,551
                                                     ===========    ===========

(7)  Accrued Expenses


     Accrued expenses at December 31 consist of the following:

                                                          1998           1997
                                                       ----------     ----------
     Wages, vacation and related payroll taxes         $1,355,316        486,840
     Interest                                             803,929        183,968
     Professional fees                                    378,817         85,500
     Warranty reserve                                     679,964        105,000
     Severance                                          1,282,761           --
     Lease buyout (notes 10 and 16)                     2,443,110           --
     Other                                              2,196,444         39,724
                                                       ----------     ----------

     Total accrued expenses                            $9,140,341        901,032
                                                       ==========     ==========


     The severance balance included in accrued expenses at December 31, 1998 consists of approximately $688,000 associated with the restructuring charge in the fourth quarter of 1998, discussed in note 16, and the remaining $595,000 of severance (for 16 technical staff and management) related to the Company's acquisition of ComStream in October 1998. This $595,000 is part of a termination benefits cost totaling $1,600,000 (note 1); the Company paid $1,005,000 of these termination benefits prior to December 31, 1998.

(8)  Notes Payable


     In 1997, the Company had a note payable under a line of credit agreement with a bank that permitted outstanding borrowings of $4,500,000. At December 31, 1997, outstanding borrowings against the line were $4,500,000 plus accrued interest. In 1998, the Company repaid the note and accrued interest with proceeds from affiliated debt (note 17).

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

(9)  Obligations Under Capital Leases


     The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $501,494 and $181,645, respectively, at December 31, 1998 and is included in property and equipment in the accompanying balance sheets and is being depreciated over the estimated useful lives of the machinery and equipment.

     Payments on capital lease obligations due after December 31, 1998 are as follows:

     1999                                                             $ 131,807
     2000                                                                55,516
     2001                                                                37,498
     2002                                                                 9,952
                                                                      ---------

     Total minimum lease payments                                       234,773
     Less amount representing interest at rates of 4.6% to 12.3%        (21,294)
                                                                      ---------

     Present value of minimum lease payments                            213,479
     Less current installments                                          124,891
                                                                      ---------

     Capital lease obligations due after one year                     $  88,588
                                                                      =========


(10) Commitments


     Rent expense was approximately $517,853, $94,000, $44,000 and $95,000 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996, and the year ended June 30, 1996. Future minimum rentals under leases after December 31, 1998 are as follows:


     1999                                                            $ 1,701,129
     2000                                                              1,636,703
     2001                                                              1,646,834
     2002                                                              1,712,539
     2003                                                              1,919,934
     Thereafter                                                        4,797,014
                                                                     -----------

                                                                     $13,414,153
                                                                     ===========

     Prior to October 15, 1998, Comstream leased two buildings (of different size) from the same landlord under a single lease. The entire lease remained in effect after Radyne's acquisition of the stock of ComStream from Spar Aerospace Limited. However, Spar and Radyne agreed that ComStream would occupy only the larger of the two buildings, while Spar would seek to divide the lease into two separate building leases with Spar as lessor of the smaller building. Spar agreed to indemnify Radyne ComStream from all costs associated with the lease of the smaller building. However, after the closing of the acquisition, a new tenant was found for the larger building. This permitted both Spar and Radyne ComStream to realize substantial cost savings. Accordingly on November 18, 1998, the landlord and ComStream agreed that ComStream would (i) retain the smaller building, (ii) vacate the larger building no later than December 15, 1998, (iii) pay $2,000,000 to the landlord, and (iv) commence paying rent on the smaller building alone as of March 1, 1999. Additionally, the Company negotiated a cost reimbursement of $1,265,000 from Spar, which was netted against the restructuring cost discussed in note 16, resulting in a net restructuring cost of $1.3 million for the lease buyout. The recovery is recorded as other receivable as of December 31, 1998. The $2,000,000 cash buyout is due in two equal installments of $1,000,000 on March 1, 1999 and September 1, 1999. At December 31, 1998, accrued expenses included this $2,000,000, plus $140,000 in related real estate commissions, $273,000 of rent on the larger building through March 1999 and $30,000 of related legal and miscellaneous expenses.


     The Company generally has commitments with certain suppliers and subcontract manufacturers to purchase certain components and estimates its non-cancelable obligations to be approximately $5,000,000 to $8,000,000 at any give time.


(11) Income Taxes


     Income tax expense amounted to $0 for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996 and the year ended June 30, 1996. The actual tax expense (benefit) for these periods differs from "expected" tax expense for those periods as follows:

                                                          Year ended                               Six-month
                                                         December 31,         Year ended          period ended          Year ended
                                                            1998             December 31,         December 31,            June 30,
                                                          Restated               1997                1996                   1996
                                                         -----------          -----------          -----------          -----------
     Computed "expected" tax expense                     $(4,943,000)            (597,000)            (704,000)            (893,000)
     State tax benefit                                      (541,000)             (64,000)             (75,000)             (95,000)
     Change in valuation allowance                         5,190,000              613,000              775,000              988,000
     Other adjustments                                       294,000               48,000                4,000                 --
                                                         -----------          -----------          -----------          -----------


              Total                                      $      --                   --                   --                   --
                                                         ===========          ===========          ===========          ===========

     Deferred tax assets at December 31 consisted of the following:

                                                                                  1998                    1997
                                                                              ------------            ------------
     Deferred tax assets:
       Cumulative tax effect of net operating loss carryforwards              $  8,459,000               4,620,000
       Tax credits                                                                 155,000                 210,000
       Temporary differences                                                     3,734,000                (107,000)
       Valuation allowance                                                     (12,348,000)             (4,723,000)
                                                                              ------------            ------------

                                                                              $       --                      --
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


(12) Significant Customers and Export Sales

     During 1998, no customers represented greater than 10 percent of net sales. During 1997, one customer represented 14.5 percent of net sales. For the six-month period ended December 31, 1996, two different customers represented 18.3 percent and 15.6 percent of net sales; the latter customer represented 12.7% of net sales for the year ended June 30, 1996.

     Export sales were 50 percent, 55 percent, 66 percent and 50 percent of net sales for the years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996, and the year ended June 30, 1996, respectively. Export sales (based on shipping destination) are comprised of the following:


                                                                         Six-month period
                               Year ended             Year ended        ended December 31,     Year ended June 30,
                           December 31, 1998      December 31, 1997            1996                   1996
                           -------------------    -------------------   --------------------   --------------------
     Europe                        63%                   13%                     --                    38%
     Latin America                 18%                   22%                     37%                   --
     Asia                          14%                   58%                     46%                   46%
     Other                          5%                    7%                     17%                   16%
                           -------------------    -------------------   --------------------   --------------------

                                  100%                  100%                    100%                  100%
                           ===================    ===================   ====================   ====================

     The Company does not track sales by customer by country. Therefore, this information is not available.

     The Company has two primary product lines: 1) satellite modems and earthstations, and 2) broadcast products. The sales of satellite modems and earthstations accounted for approximately 75% of 1998 net sales. Information concerning the breakout of sales by these two product lines for periods prior to 1998 is not available.

(13) Loss Per Share


     A summary of the reconciliation from basic loss per share to diluted loss per share follows:


                                                 Years ended
                                                 December 31,          Six-month      Year
                                          ------------------------   period ended     ended
                                             1998                    December 31,    June 30,
                                           Restated       1997           1996          1996
                                          ----------    ----------    ----------    ----------
Income (loss) available to
    common stockholders                   $4,537,543)   (1,756,716)   (2,069,974)   (2,625,097)
                                          ==========    ==========    ==========    ==========

Basic EPS-weighted average
    shares outstanding                     5,931,346     5,012,664     3,750,699     3,742,227
                                          ==========    ==========    ==========    ==========

Basic loss per share                      $    (2.45)         (.35)         (.55)         (.70)
                                          ==========    ==========    ==========    ==========

Basic EPS-weighted average
    shares outstanding                     5,931,346     5,012,664     3,750,699     3,742,227

Effect of dilutive securities                   --            --            --            --
                                          ----------    ----------    ----------    ----------

Dilutive EPS-weighted average
    shares outstanding                     5,931,346     5,012,664     3,750,699     3,742,227
                                          ==========    ==========    ==========    ==========

Diluted loss per share                    $    (2.45)         (.35)         (.55)         (.70)
                                          ==========    ==========    ==========    ==========

Stock options not included in
    diluted EPS since
    antidilutive                             691,559       169,818        72,563          --
                                          ==========    ==========    ==========    ==========

(14) Employee Benefit Plan


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

(15) Stock Options


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


     At December 31, 1997, the Company had 690,665 options outstanding at an exercise price of $2.50 per share. 30,500 options were exercisable at the rate of 25 percent per year on each of the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date. During 1998, 3,208 of these stock options were forfeited. The remaining 656,957 options have been allocated among a group of 30 key employees. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. These options were originally exercisable, if and when the Company's earnings before interest and taxes (calculated without regard to any charge for compensation paid or payable under the Plan) exceeded certain levels. The 656,957 options receive variable plan accounting that requires the Company to recognize compensation cost based upon the market price of the underlying stock when those specific earnings levels are probable of being achieved or at certain other measurement dates. In October 1998, the Company amended the terms of the 656,957 stock options to accelerate vesting of the awards, thereby creating a new compensation measurement date and, accordingly, recognized compensation costs amounting to $1,566,075 (restated). The Company recognized no compensation cost relative to these stock options in 1997 or 1996.


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


                                                                        December 31,
                                                              -------------------------------
                                                                  1998
                                                                 Restated            1997
                                                              -------------      ------------
     Net loss                             As reported         $(14,537,543)      $(1,756,716)
                                          Pro forma           $(15,293,957)      $(2,028,121)
     Loss per Share-Basic                 As reported         $      (2.45)      $      (.35)
                                          Pro forma           $      (2.58)      $      (.40)
     Loss per Share-Diluted               As Reported         $      (2.45)      $      (.35)
                                          Pro forma           $      (2.58)      $      (.40)


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

     A summary of the aforementioned stock plan activity follows:

                                                                    Weighted
                                                                     Average
                                                                    Price Per
                                                    Number            Share
                                                  ----------          -----

     Balance, December 31, 1996                      684,395          $2.50
     Granted                                          15,500           2.50
     Forfeited                                        (9,230)          2.50
                                                  ----------          -----
     Balance, December 31, 1997                      690,665           2.50

     Granted                                         553,000           2.89
     Forfeited                                       (37,708)          2.50
                                                  ----------          -----

     Balance, December 31, 1998                    1,205,957          $2.68
                                                  ==========          =====

     A summary of stock options granted at December 31, 1998 follows:

                                                 Options Outstanding                              Options Exercisable
                              ----------------------------------------------------------    --------------------------------
                                                       Weighted-            Weighted-                           Weighted-
                                  Number                Average              Average            Number           Average
           Range of           Outstanding at           Remaining            Exercise        Exercisable at       Exercise
       Exercise Prices           12/31/98          Contractual Life           Price            12/31/98           Price
     ---------------------    ----------------     ----------------       --------------    ---------------    -------------
     $      2.50                  676,957              1 years                  2.50            591,957           2.50
     $      2.50                    6,500              2 years                  2.50              3,250           2.50
     $   2.50 to 3.125            522,500              3 years                  2.91            130,375           2.90
                                ---------                                     ------            -------          -----

                                1,205,957                                     $ 2.82            725,582          $2.57
                                =========                                     ======            =======          =====


(16) Restructuring Costs

     In November 1998, the Company announced a corporate restructuring cost-cutting initiative, and provided a restructuring charge of approximately $3,100,000. Included in this restructuring charge was approximately $1,100,000 in termination benefits for 38 technical, sales and administrative staff. The Company paid $412,000 of these termination benefits prior to December 31, 1998 and $688,000 is included in accrued expenses as of December 31, 1998. The remaining $2,000,000 was comprised of $1,300,000 for the net cost of the lease buyout discussed in note 10 and $700,000 of leasehold improvements that were abandoned upon movement to a new building in San Diego, California. At December 31, 1998, the remaining balance in the accrued expenses related to the restructuring costs comprises remaining termination benefits and costs associated with the lease buyout.

(17) Related Party Transactions


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


     During 1998, an ST affiliate made loans of $5,618,272 to the Company. The loans bear interest at rates ranging from 6.625 percent to 6.844 percent per annum with the principal and accrued interest due in March 2000. The proceeds of the loans were used in part by the Company to repay a note payable under a line of credit agreement which was outstanding at December 31, 1997 (note 8).


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


(18) Contingencies


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


(19) Year 2000 Problem


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


(20) Subsequent Events


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

(21) Quarterly Financial Data - Unaudited


     A summary of the quarterly data for the years ended December 31, 1998 and 1997 follows:


                                                                                             Fourth
                                                  First          Second         Third        Quarter          Total
                                                 Quarter         Quarter       Quarter      Restated         Restated
                                                 -------         -------       -------      --------         --------
1998:
    Total revenues                               $ 3,949          2,718         3,307         11,138          21,112
                                                 =======         ======         =====        =======         =======
    Gross profit                                 $ 1,194             48         1,027          3,034           5,303
                                                 =======         ======         =====        =======         =======
    Operating expenses                           $ 1,506          1,577         1,384         14,198          18,665
                                                 =======         ======         =====        =======         =======
    Loss before interest expense                 $  (312)        (1,529)         (357)       (11,164)        (13,362)
                                                 =======         ======         =====        =======         =======
          Net loss                               $  (490)        (1,727)         (550)       (11,771)        (14,538)
                                                 =======         ======         =====        =======         =======

Basic loss per common share                      $  (.08)          (.29)         (.09)         (1.99)          (2.45)
                                                 =======         ======         =====        =======         =======
Diluted loss per common share                    $  (.08)          (.29)         (.09)         (1.99)          (2.45)
                                                 =======         ======         =====        =======         =======

1997:
    Total revenues                               $ 2,741          2,812         4,434          3,460          13,447
                                                 =======         ======         =====        =======         =======
    Gross profit                                 $ 1,061          1,158         2,036          1,170           5,425
                                                 =======         ======         =====        =======         =======
    Operating expenses                           $ 1,363          1,499         1,788          1,854           6,504
                                                 =======         ======         =====        =======         =======
    Income (loss) before interest expense        $  (302)          (341)          248           (684)         (1,080)
                                                 =======         ======         =====        =======         =======
            Net income (loss)                    $  (474)          (504)           86           (865)         (1,757)
                                                 =======         ======         =====        =======         =======

Basic loss per common share                      $  (.13)          (.11)          .01           (.12)           (.35)
                                                 =======         ======         =====        =======         =======
Diluted loss per common share                    $  (.13)          (.11)          .01           (.12)           (.35)
                                                 =======         ======         =====        =======         =======

RADYNE COMSTREAM INC
PROFORMA  CONDENSED COMBINED STATEMENT OF OPERATIONS
For the year ended December 31, 1998 (Unaudited)
(in thousands except per share data).

                                          Radyne ComStream      ComStream                                         Pro Forma
                                             Audited            Unaudited        Adjustments     Notes            Combined
                                             -------            ---------        -----------     -----            --------
Sales                                        $21,112             $29,853           $                              $ 50,965

Cost of sales                                 15,809              21,368                                            37,177
                                            --------            --------                                          --------

Gross profits                                  5,303               8,485                                            13,788

Operating expenses
   Selling, general & administrative           5,531               9,493              (787)       a                 14,868


Research and development                       4,296               7,227                                            11,523
Stock option compensation expense              1,566                                                                 1,566
In-process research and                        3,909                                (3,909)       b
development
Restructuring costs                            3,100                                                                 3,100
Asset impairment charge                          263                                                                   263
                                            --------            --------                                          --------


Total operating expenses                      18,665              16,720            (4,065)                         31,320
                                            --------            --------                                          --------

Operating loss                               (13,362)             (8,235)           (4,065)                        (17,532)

Interest expense                               1,199               3,240            (3,240)       c                  2,399
                                                                                     1,200        c
Other                                            (24)                                                                  (24)
                                            --------            --------                                          --------

Net loss                                    $(14,537)           $(11,475)          $(6,105)                       $(19,907)
                                            ========            ========           =======                        ========

Basic net loss per common share               $(2.45)                                             d                 $(3.36)
                                            ========                                                              ========

Diluted net loss per common share             $(2.45)                                             d                 $(3.36)
                                            ========                                                              ========

Weighted average number of common
shares outstanding                         5,931,346                                                             5,931,346

The accompanying notes are an integral part of these unaudited pro forma condensed combined financial statements

                              Radyne ComStream Inc.
      Notes to Unaudited Pro Forma Condensed Combined Financial Statements

(1)  Basis of Accounting

On October 15, 1998, Radyne Corp. ("Radyne") completed the acquisition of all of the outstanding shares of common stock of ComStream Holdings, Inc. ("ComStream") from Spar Aerospace Limited ("Spar") for an aggregate purchase price of $17.0 million consisting of $10.0 million in cash and a $7.0 million convertible promissory note.

The pro forma unaudited condensed combined statement of operations for the year ended December 31, 1998 is presented using the Radyne ComStream Inc. audited statement of operations for the year ended December 31, 1998 combined with the ComStream unaudited consolidated statement of operations for the period from January 1, 1998 through October 14, 1998, as if the transaction had taken place on January 1, 1998.

The pro forma condensed combined financial statement should be read in conjunction with the audited financial statements and notes thereto of Radyne ComStream Inc. for the year ended December 31, 1998.

The pro forma combined statement of operations is not necessarily indicative of the future results of operations of Radyne ComStream or the results of operations which would have resulted had Radyne and ComStream been combined during the period presented. In addition, the pro forma results are not intended to be a projection of future results.

(2)  Pro Forma Condensed Combined Statement of Operations

The accompanying pro forma adjustments reflect adjustments for the following items:

     a) Amortization expense related to goodwill on ComStream's balance sheet has been eliminated. Amortization of purchased technology and goodwill related to the ComStream acquisition has been recorded based on estimated useful lives of 6.25 years and 10 years, respectively.

     b) The fair value of acquired in-process research and development of $3,909,000 was expensed in the period in which the acquisition was completed. This amount was shown as an increase in the accumulated deficit and not as an expense in the accompanying pro forma condensed combined statement of operations.

     c) Interest expense incurred by ComStream, primarily relating to borrowings pursuant to a revolving line of credit arrangement with Spar has been eliminated. Interest expense has been recorded as if the companies had been combined during the same periods after giving effect to the $7,000,000, 8% convertible promissory note due to Spar and the $10,000,000, 6.375% note payable to Stetsys US, Inc. Interest expense has also been adjusted to reflect the 1.0% facility fee payable to Citibank, N.A. in connection with the increase in the uncommitted line of credit facility with Citibank, N.A. from $5,500,000 to $20,500,000.

     d) At  December  31,  1998 pro forma  loss per share  would have been $1.90 after giving effect to the use of proceeds of the previously announced rights offering, where the Company will capitalize approximately $15.6 million of debt now owed to its majority stockholder and issue 4,300,800 additional shares of common stock to that stockholder.

                                Radyne Comstream
                 Schedule II - Valuation and Qualifying Accounts
 For the Years ended December 31, 1998 and 1997, the six-month period ended December 31, 1996
                      And the year ended December 31, 1996

                                          Balance at        Charged to      Charged to                    Balance at
                                         Beginning of       costs and         other                        end of
                                           Period            expenses        accounts     Deductions       period
Allowance for doubtful
Receivables:

Year ended December 31, 1998             $    15,000          155,000        462,815*          --            632,815
                                         ===========        =========        =======        =======        =========

Year ended December 31, 1997             $    13,000            2,000           --             --             15,000
                                         ===========        =========        =======        =======        =========

Six-month period ended
     December 31, 1996                   $    13,000             --             --             --             13,000
                                         ===========        =========        =======        =======        =========

Year ended June 30, 1996                 $    13,829             --             --              829           13,000
                                         ===========        =========        =======        =======        =========

Reserve for obsolescence:

Year ended December 31, 1998             $   291,000        1,260,469           --             --          1,551,469
                                         ===========        =========        =======        =======        =========

Year ended December 31, 1997             $   486,000             --             --          195,000          291,000
                                         ===========        =========        =======        =======        =========

Six-month period ended
     December 31, 1996                   $    76,907          409,093           --             --            486,000
                                         ===========        =========        =======        =======        =========

Year ended June 30, 1996                 $                     76,907           --             --             76,907
                                         ===========        =========        =======        =======        =========


* Balance represents allowance acquired during purchase of Comstream Holdings, Inc.