Form 10-Q/A
period 1999-03-31
RADYNE COMSTREAM INC
filed 1999-08-13
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

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

                              YES __X__   NO _____

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              YES __X__   NO _____

     The registrant had 5,934,340 shares of its common stock, par value $.002, outstanding as of March 31, 1999.

                         PART I - FINANCIAL INFORMATION
                              RADYNE COMSTREAM INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 1999    December 31, 1998
ITEM 1                                                                   Unaudited           Audited
Current Assets:

Cash & cash equivalents                                                $  1,723,876       $    254,956
Accounts receivable - trade, net of allowance for doubtful
accounts of $789,069 and $632,815 respectively                            7,104,573          7,270,732
Other receivable                                                             73,000          1,265,000
Inventories, net                                                          9,022,375          9,380,478
Prepaid expenses                                                            682,807            590,161
                                                                       -------------------------------
     Total current assets                                                18,606,631         18,761,327
                                                                       -------------------------------
Property and equipment, net                                               4,937,329          5,533,645

Other assets:
Purchased technology, net of accumulated amortization of $183,332
and $105,000, respectively                                                2,316,668          2,395,000
Goodwill, net of accumulated amortization of $106,070 and
$35,960, respectively                                                     2,208,190          2,278,300
Deposits and other                                                          151,862            222,442
                                                                       -------------------------------
     Total other assets                                                   4,676,720          4,895,742
                                                                       -------------------------------
                                                                       $ 28,220,680       $ 29,190,714
                                                                       ===============================

Liabilities and stockholders' capital deficiency

Current liabilities:
Notes payable under line of credit agreement                           $  9,000,000       $  8,000,000
Note payable                                                              7,000,000          7,000,000
Current installments under capital leases                                    97,566            124,891
Accounts payable,  trade                                                  2,642,951          3,291,915
Accounts payable, affiliates                                                  1,200              8,150
Accrued expenses                                                          8,177,971          9,140,341
                                                                       -------------------------------
     Total Current Liabilities                                           26,919,688         27,565,297

Notes payable to affiliates                                              15,618,272         15,618,272
Obligations under capital leases, excluding current installments             73,326             88,588
Accrued stock option compensation                                         1,155,477          1,155,477
                                                                       -------------------------------
     Total Liabilities                                                   43,766,763         44,427,634
                                                                       -------------------------------

Stockholders' capital deficiency:
Common Stock, $.002 par value, 20,000,000 shares authorized;
Shares issued and outstanding, 5,934,340 at March 31, 1999 and
5,931,346 at December 31, 1998                                               11,868             11,862
Additional Paid-In Capital                                                6,112,898          6,105,404
Accumulated deficit                                                     (21,670,849)       (21,354,186)
                                                                       -------------------------------
     Total stockholders' capital deficiency                             (15,546,083)       (15,236,920)
                                                                       -------------------------------
                                                                       $ 28,220,680       $ 29,190,714
                                                                       ===============================

The accompanying notes are an integral part of these consolidated financial statements.

                              Radyne Comstream Inc
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended
                                                          March 31, 1999     March 31, 1998

Net Sales                                                  $ 12,318,705       $  3,948,501
Cost of Sales                                                 6,772,429          2,754,829
                                                           -------------------------------
     Gross Profit                                             5,546,276          1,193,672
                                                           -------------------------------

Operating expenses:
Selling, general and administrative                           3,000,690            847,166
Research and development                                      2,307,475            658,944
                                                           -------------------------------
     Total operating expenses                                 5,308,165          1,506,110
                                                           -------------------------------

Income (loss) from operations before interest expense           238,111           (312,438)

Interest expense, net                                           554,774            177,602
                                                           -------------------------------


Net loss                                                   $   (316,663)      $   (490,040)
                                                           ===============================


Basic net loss per common share                            $      (0.05)      $      (0.08)
                                                           ===============================

Diluted net loss per common share                          $      (0.05)      $      (0.08)
                                                           ===============================

Weighted average number of common shares outstanding          5,931,968          5,931,346
                                                           ===============================

The accompanying notes are an integral part of these consolidated financial statements.

RADYNE COMSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                  Three Months Ended
                                                           March 31, 1999    March 31, 1998
OPERATING ACTIVITIES:
Net Loss                                                    $  (316,663)      $  (490,040)
Adjustments to reconcile  net loss to cash flows used
  in operating activities:
  Depreciation and Amortization                                 773,668           128,975

Increase (decrease) in cash resulting from changes in:
  Accounts receivable                                         1,358,159          (879,033)
  Inventories                                                   358,103            82,402
  Prepaid expenses and other current assets                     (92,646)          (18,016)
  Deposits and other                                             70,580
  Accounts payable, trade                                      (648,964)          157,250
  Accounts payable, affiliates                                   (6,950)          (16,062)
  Accrued expenses                                             (962,370)          (55,417)
  Taxes payable                                                    --             (27,956)
                                                            -----------------------------
    Net cash provided by (used in) operating
      activities                                                532,917        (1,117,897)
                                                            -----------------------------

Cash flows from investing activities:
Capital expenditures                                            (28,910)          (26,606)
                                                            -----------------------------
    Net cash used in investing activities                       (28,910)          (26,606)
                                                            -----------------------------

Cash flows from financing activities:
    Net borrowing (payments on) notes payable under
      line of credit agreements                               1,000,000        (4,500,000)
    Proceeds from notes payable to affiliates                      --           5,118,272
    Notes receivable from employees                                --              23,819
    Net proceeds from exercise of stock options                   7,500              --
    Principal payments on capital lease obligations             (42,587)          (32,486)
                                                            -----------------------------
      Net cash provided by financing activities                 964,913           609,606
                                                            -----------------------------

Net increase (decease) in cash                                1,468,920          (534,897)
Cash and cash equivalents, beginning of year                    254,956           569,692
                                                            -----------------------------
Cash and cash equivalents, end of period                    $ 1,723,876       $    34,795
                                                            =============================
Supplemental disclosure of cash flow information:
  Interest paid                                             $   179,025       $   243,250
                                                            =============================

The accompanying notes are an integral part of these consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements
------------------------------------------
(Information for March 31, 1999 and March 31, 1998 is Unaudited)

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

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                              1998
                                                       ----------------------
                                                          (In thousands,
                                                       except per share data)
                                                             --------

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
                                                             ========

2    Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K/A for the twelve month period ended December 31, 1998.

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

     (e)  Revenue Recognition

          The Company recognizes revenue upon shipment of product.

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

     (t)  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company had no items of comprehensive income. Therefore, the adoption of SFAS No. 130 had no effect on the Company.

3    Inventories

                                        March 31, 1999     December 31, 1998
     Inventories consist of the following:

     Raw materials and components        $  6,611,250         $  6,065,751
     Work in process                        2,680,362            4,319,338
     Finished goods                         1,549,204              546,858
                                         ---------------------------------
                                           10,840,816           10,931,947
     Obsolescence reserve                  (1,818,441)          (1,551,469)
                                         ---------------------------------
     Total                               $  9,022,375         $  9,380,478
                                         =================================

4    Property and Equipment

                                                       March 31, 1999     December 31, 1998
         Property and equipment consist of the following:

     Machinery and equipment                             $ 3,730,482         $ 3,598,732
     Furniture and fixtures                                2,469,458           2,661,195
     Leasehold improvements                                  398,358             312,425
                                                         -------------------------------
                                                           6,598,298           6,572,352
     Less accumulated depreciation & amortization         (1,660,969)         (1,038,707)
                                                         -------------------------------
     Total                                               $ 4,937,329         $ 5,533,645
                                                         ===============================

5    Restructuring Cost

     The accrued restructuring costs in the accompanying consolidated balance sheet at March 31, 1999 which are included in the accrued liabilities include the cost of involuntary employee termination benefits for certain employees of the Company and costs associated with the lease buyout of a building located in San Diego, California.

     These accrued restructuring costs at March 31, 1999 principally consist of the following:

                                               Total Accrued Restructuring Costs
                                               ---------------------------------
     Balance at December 31, 1998                        $ 3,130,166

     Cash paid for lease buyout                           (1,209,220)

     Cash paid for employee
     termination benefits                                 (  304,249)
                                                         -----------

     Unaudited balance at March 31, 1999                 $ 1,616,697
                                                         ===========

     Of the $1,617,000 accrued restructuring charge remaining at March 31, 1999, approximately $383,000 consists of severance costs (termination of 38 of the technical, sales and administrative staff completed in December 1998) and $1,234,000 consists of lease buyout costs, all of which the Company expects to be paid out by the fourth quarter of 1999.

6    Accrued Liabilities

                                          March 31, 1999  December 31, 1998

     Accrued liabilities consist of the following:

     Wages and related payroll taxes        $1,298,774        $1,355,316
     Interest expense                        1,179,678           803,929
     Professional fees                         265,008           378,817
     Warranty reserve                          698,514           679,964
     Severance                                 578,625         1,282,761
     Lease buyout                            1,233,890         2,443,110
     Other                                   2,923,482         2,196,444
                                            ----------------------------
     Total                                  $8,177,971        $9,140,341
                                            ============================

     The severance balance included in accrued expenses at March 31, 1999 consists of approximately $383,000 associated with the restructuring charge in the fourth quarter of 1998, discussed in Note 5, and the remaining $196,000 of severance (for 16 technical staff and management) related to the Company's acquisition of ComStream in October 1998. This $196,000 is part of a termination benefits cost totalling $1,600,000; the Company paid $1,005,000 of these termination benefits prior to December 31, 1998 and another $399,000 during the quarter ended March 31, 1999.

7    Related Party Transactions

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

8    Notes Payable

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

The Company intends to finance the repayment of debt incurred for the ComStream acquisition and its ongoing working capital needs through (i) a rights offering pursuant to which it will offer approximately $17,700,000 of Common Stock to its existing stockholders and (ii) the existing bank line of credit. This offering will be made strictly by means of a prospectus which will be distributed to stockholders of record as of April 16, 1999.

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

9    Loss Per Share

A summary of the reconciliation from basic loss per share to diluted loss per share follows:

                                                                         Quarter ended
                                                                           March 31,
                                                                    -----------------------
                                                                       1999        1998
                                                                    ----------   ----------
     Income (loss) available to common stockholders                 $ (316,663)    (490,040)
                                                                    =======================
     Basic EPS-weighted average shares outstanding                   5,931,968    5,931,346
                                                                    =======================
     Basic loss per share                                                 (.05)        (.08)
                                                                    =======================
     Basic EPS-weighted average shares outstanding                   5,931,968    5,931,346
     Effect of dilutive securities                                        --           --
                                                                    -----------------------
     Dilutive EPS-weighted average shares outstanding                5,931,968    5,931,346
                                                                    =======================
     Diluted loss per share                                               (.05)        (.08)
                                                                    =======================
     Stock options not included in diluted EPS since antidilutive      616,228      222,951
                                                                    =======================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's 1998 Annual Report on Form 10-K.

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

     The Company's cost of sales as a percentage of net sales decreased to 55% during the period ended March 31, 1999 from 70% during the fiscal period ended March 31, 1998. During the quarter ended March 31, 1999, the Company increased its inventory obsolescence reserve by $267,000, consisting of $35,000 for earth station boards deemed obsolete, $90,000 for the cost of demonstration projects sent to customers and considered unrecoverable and $142,000 for various excess and obsolete raw materials identified through review of product lines and physical inventories. Start-up costs associated with the delivery of new products to the market place accounted for the higher prior period costs.

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

     In connection with the acquisition of ComStream Holdings, Inc., Radyne allocated $3,909,000 of the purchase price to seven in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     This allocation was based on a number of assumptions, including those regarding estimated project completion dates and costs. As of March 31, 1999, four of those projects have been completed and two remain essentially on schedule. The completion date of the remaining project has been deferred approximately seven months, in order to make the most efficient use of the Company's engineering resources, but this delay is not expected to materially impact the expected returns from this project. The original cost estimates remain essentially accurate and no other material variations in the assumptions have appeared. Therefore, management continues to regard the $3,909,000 valuation as correct.

     The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                             ----------------------------------------
                                                                              Estimated    Estimated
                             Base        Product        Started                 Cost To      Cost To      Costs at
    Description           Technology      Line          (Month   Completion      Date       Complete     Completion
                                      Applicability     -Year)      Date        $000's       $000's        $000's
---------------------------------------------------------------------------------------------------------------------
2 MB Card                 QPSK,FEC      Modems          01-98       08-99      $ 1,680       $  120       $ 1,800
                          Coding

"CM 601" Low Cost         Coding        Modems          05-97       03-99        1,400            0         1,400*
Modem                     Modulation

"DT8000" Ku-band          Modulation    Earth           03-97       12-98        2,850            0         2,850**
2 Watt Earth Station      Coding        Stations
                          Transmission

"DBR 2000" Data           L-Band        Broadcast       06-98       06-99          370           30           400
Broadcast Receiver        Receivers     Data
                          Packet
                          Protocol

"ABR 202" Audio           L-Band        Broadcast                   12-98          750            0           750
Receiver                  Receivers     Audio
                          Multiplexing

Set Top Box Receiver      DTH TV        Satellite       03-97       07-99        1,550           50         1,600
                          Cable TV      TV  Cable
                          Proprietary   TV
                          IC's - MPEG
                          Decoders

MediaCast Card            Proprietary   Internet        03-97       03-99        1,900            0         1,900
Receiver                  IC's -        Receiver
                          Internet      Video
                          Protocol      Receiver
                          DVB MPEG
                          Decoders
                                                                               $10,500       $  200       $10,700
                                                                             ========================================

*    Estimated  at  $1,500  in the  Company's  Form  10-K/A  for the year  ended
     12/31/98.

**   Estimated  at  $2,750  in the  Company's  Form  10-K/A  for the year  ended
     12/31/98.


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

Year 2000 Readiness Costs
Project Statistics:
Cost to date (labor)                        $  50k
Estimated cost to completion                $100k to $150k

     -----------------------------------------------------------------------------------------------------
                          Inventory    Assessment       Remediation     Unit Testing    System Testing
     -----------------------------------------------------------------------------------------------------
     Percentage           100%         90%              50%             20%             20%
     Completed
     Completion Date      4/30/99      6/30/99          7/31/99         8/31/99         9/30/99
     -----------------------------------------------------------------------------------------------------

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


Dated:  August 12, 1999                 RADYNE COMSTREAM INC.


                                        By:  /s/ Robert C. Fitting
                                             ----------------------------------
                                             Robert C. Fitting
                                             Chief Executive Officer
                                             and President


                                        By:  /s/ Garry D. Kline
                                             ----------------------------------
                                             Garry D. Kline
                                             Vice President, Finance
                                             (Chief Financial Officer and
                                             Accounting Officer)