Form 10-Q
period 1999-06-30
RADYNE COMSTREAM INC
filed 1999-08-13
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the six month period ended June 30, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11685-NY

                              RADYNE COMSTREAM INC.
             (Exact name of registrant as specified in its charter)

                                    NEW YORK

         (State or other jurisdiction of incorporation or organization)

                                   11-2569467

                        (IRS EMPLOYER IDENTIFICATION NO.)

                    3138 E. Elwood Street, Phoenix, AZ 85034

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

The registrant had 5,959,878 shares of its common stock, par value $.002, outstanding as of June 30, 1999.

                PART I - FINANCIAL INFORMATION
                     RADYNE COMSTREAM INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30, 1999              December 31, 1998
ITEM 1                                                                                    Unaudited                      Audited


Current assets:

Cash & cash equivalents                                                                  $  1,143,737               $    254,956
Accounts receivable - trade, net of allowance
for doubtful accounts of $784,958  and $632,815                                             6,490,048                  7,270,732
Other receivable                                                                                 --                    1,265,000
Inventories, net                                                                            8,348,689                  9,380,478
Prepaids and other current assets                                                             838,465                    590,161
                                                                                         ---------------------------------------
     Total current assets                                                                  16,820,939                 18,761,327
                                                                                         ---------------------------------------
Property and equipment - net                                                                4,475,089                  5,533,645
                                                                                         ---------------------------------------

Other assets                                                                                4,591,361                  4,895,742
                                                                                         ---------------------------------------
     Total assets                                                                        $ 25,887,389               $ 29,190,714
                                                                                         =======================================

Liabilities and stockholders' capital deficiency

Current liabilities:
Notes payable under lines of credit agreement                                            $  6,000,000               $  8,000,000
Note payable                                                                                7,000,000                  7,000,000
Notes payable to affiliates                                                                15,618,272                          0
Current installments of obligations under capital leases                                       81,141                    124,891
Accounts payable - trade                                                                    2,128,471                  3,291,915
Accounts payable - affiliates                                                                    --                        8,150
Accrued expenses                                                                            8,950,212                  9,140,341
                                                                                         ---------------------------------------
     Total current liabilities                                                             39,778,096                 27,565,297
                                                                                         =======================================


Notes payable to affiliates                                                                         0                 15,618,272
Obligations under capital leases, excluding current installments                               61,185                     88,588
Accrued stock option compensation                                                           1,108,807                  1,155,477
                                                                                         ---------------------------------------
    Total liabilities                                                                      40,948,088                 44,427,634
                                                                                         =======================================

Stockholders' capital deficiency:
Common stock, $.002 par value,  20,000,000 shares authorized,  Shares issued and
outstanding, 5,959,878 at June 30, 1999 and 5,931,346 at December 31, 1998                     11,919                     11,862
Additional paid-in capital                                                                  6,176,692                  6,105,404
Accumulated deficit                                                                       (21,249,310)               (21,354,186)
                                                                                         ---------------------------------------
Total stockholders' capital deficiency                                                    (15,060,699)               (15,236,920)
                                                                                         ---------------------------------------
     Total                                                                               $ 25,887,389               $ 29,190,714
                                                                                         =======================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended                    Six Months Ended
                                                                June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998

Net sales                                                        $12,943,629       $ 2,717,965        $25,262,334      $ 6,666,465
Cost of sales                                                      7,022,695         2,669,607         13,795,124        5,424,435
                                                                 ------------------------------------------------------------------
               Gross profit                                        5,920,934            48,358         11,467,210        1,242,030
                                                                 ------------------------------------------------------------------
Operating expenses:
Selling, general and administrative                                2,748,038           868,070          5,748,728        1,737,556
Research and development                                           2,208,099           708,700          4,515,574        1,367,644
                                                                 ------------------------------------------------------------------
               Total operating expenses                            4,956,137         1,576,770         10,264,302        3,105,200
                                                                 ------------------------------------------------------------------


Income (loss) from operations                                        964,797        (1,528,412)         1,202,908       (1,863,170)

Interest expense, net                                                543,255           198,217          1,098,029          375,818

                                                                 ------------------------------------------------------------------
               Net income (loss)                                 $   421,542       $(1,726,629)       $   104,879      $(2,238,988)
                                                                 ==================================================================

Basic net income (loss) per common share                         $      0.07       $     (0.29)       $      0.02      $     (0.38)
                                                                 ==================================================================

Diluted net income (loss) per common share                       $      0.06       $     (0.29)       $      0.02      $     (0.38)
                                                                 ==================================================================
Weighted average shares used in computation
               Basic                                               5,944,574         5,931,340          5,938,303        5,931,340
                                                                 ==================================================================

               Diluted                                             6,552,574         5,931,340          6,550,417        5,931,340
                                                                 ==================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                              Six Months Ended      Six Months Ended
                                                                                                June 30, 1999         June 30, 1998
OPERATING ACTIVITIES:
Net income (loss)                                                                                $   104,879            $(2,238,988)
Adjustments to reconcile net income/(loss) to cash flows used in operating activities:
          Depreciation and amortization                                                            1,483,926                261,603

Changes in operating assets and liabilities:
          Accounts and other receivable                                                            2,045,684                738,128
          Inventories                                                                              1,031,789                696,411
          Prepaids and other current assets                                                         (248,304)                16,837
          Other assets                                                                                (1,918)                    --
          Accounts payable - trade                                                                (1,163,444)                23,711
          Accounts payable - affiliates                                                               (8,150)               (16,062)
          Accrued expenses                                                                          (190,129)               162,614
          Accrued stock option compensation                                                          (46,670)                    --
          Taxes payable                                                                                   --                (34,223)
                                                                                                 -----------------------------------
             Net cash provided by (used in) operating activities                                   3,007,663               (389,969)
                                                                                                 -----------------------------------

Cash flows from investing activities:
Capital Expenditures                                                                                (119,074)              (215,468)
                                                                                                 -----------------------------------
          Net cash used in investing activities                                                     (119,074)              (215,468)
                                                                                                 -----------------------------------

Cash flows from financing activities:
          Net borrowing (payment)  on notes payable under
                 Line of credit agreements                                                        (2,000,000)            (4,500,000)
          Proceeds from notes payable to affiliate                                                        --              5,368,272
          Notes receivable - employees                                                                    --                 40,086
          Net proceeds from sale of common stock                                                      71,345                     --
          Principal payments on capital lease obligations                                            (71,153)               (58,965)
                                                                                                 -----------------------------------
             Net cash (used in) provided by financing activities                                  (1,999,808)               849,393
                                                                                                 -----------------------------------


Net increase in cash                                                                                 888,781                243,956
Cash and cash equivalents, beginning of year                                                         254,956                569,692
                                                                                                 ===================================
Cash and cash equivalents, end of period                                                         $ 1,143,737            $   813,648
                                                                                                 ===================================
Supplemental disclosure of cash flow information:
          Interest paid                                                                          $   378,145            $   313,602
                                                                                                 ===================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Financial Statements

(Information for June 30, 1999 and June 30, 1998 is Unaudited)

1    Business

     Radyne Comstream Inc. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. On August 12, 1996 the Company became a majority owned subsidiary of Singapore Technologies Pte Ltd ("STPL"), through its wholly-owned subsidiary, Stetsys US, Inc. ("ST").

     On October 15, 1998, Radyne purchased all of the outstanding shares of common stock of Comstream Holdings, Inc. ("Comstream") for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing, using funds borrowed from its controlling stockholder, and the balance of which was in the form of a $7 million note (the "Note"), payable nine months from the purchase date. The Note is convertible into Radyne ComStream common stock under certain circumstances. This acquisition was recorded in accordance with the "purchase method" of accounting. The excess of the purchase price over the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million has been recorded as goodwill, which is being amortized over ten years.

     Comstream operates primarily in North America in the satellite communications industry. Comstream designs, markets and manufactures satellite interactive modems and earth stations. Additionally, Comstream manufacturers and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card which is an Internet and high-speed data networking product.

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

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1998. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1998:


                                       Three Months Ended   Six Months Ended
                                          June-30-1998        June-30-1998
                                      (in thousands except per share data)

    Net sales                             $     12,690           25,431
                                                ======           ======

    Gross profit                                 3,925            7,372
                                                 =====            =====

    Net loss                                    (4,607)          (9,481)
                                                =======          =======

    Net loss per common share             $      (0.78)           (1.60)
                                                 ======           ======

2    Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the twelve month period ended December 31, 1998.

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

     (g)  Property and Equipment

          Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of three to ten years. Equipment held under capital leases and leasehold improvements is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

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

     (o)  Net Income/(Loss) Per Common Share

          Basic income/(loss) per share is computed by dividing income/(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income/(loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or income/(loss) of the Company. Assumed exercise of outstanding stock options and warrants for the three and six months ended June 30, 1998 have been excluded from the calculations of diluted net income/(loss) per common share as their effect is antidilutive.

     (p)  Fair Value of Financial Instruments

          The fair value of accounts receivable, accounts payable and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable, approximate the current balances outstanding, based on currently available rates for debt with similar terms.

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

     (t)  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company had no items of comprehensive income. Therefore, the adoption of SFAS No. 130 had no effect on the Company.

3    Inventories                                                  June 30, 1999          December 31, 1998
                                                                    Unaudited                 Audited

     Inventories consist of the following:

     Raw materials and components                                 $  5,545,263            $  6,065,751
     Work in process                                                 3,088,764               4,319,338
     Finished goods                                                  1,229,922                 546,858
                                                                  -------------------------------------
                                                                     9,863,949              10,931,947
                                                                  -------------------------------------
     Obsolescence reserve                                           (1,515,260)             (1,551,469)

                                                                  -------------------------------------
     Total                                                        $  8,348,689            $  9,380,478
                                                                  =====================================

4    Property and Equipment                                       June 30, 1999          December 31, 1998
                                                                   Unaudited                 Audited
     Property and equipment consist of the following:

     Machinery and equipment                                      $  3,702,558            $  3,598,732
     Furniture and fixtures                                          2,408,302               2,661,195
     Leasehold improvements                                            445,127                 312,425
                                                                  -------------------------------------
                                                                     6,555,987               6,572,352
                                                                  -------------------------------------

     Less accumulated depreciation & amortization                   (2,080,898)             (1,038,707)
                                                                  -------------------------------------
      Total                                                       $  4,475,089            $  5,533,645
                                                                  =====================================

5.   Restructuring Cost

The accrued restructuring costs in the accompanying condensed consolidated balance sheet at June 30, 1999 which are included in the accrued liabilities include the cost of involuntary employee termination benefits for certain employees of the Company and costs associated with the lease buyout of a building located in San Diego, California.

These accrued restructuring costs at June 30, 1999 principally consist of the following;

                        Total Accrued Restructuring Costs
                        ---------------------------------

Balance at December 31, 1998                               $ 3,130,166

Cash paid for lease buyout                                  (1,312,239)

Cash paid for employee termination benefits                   (508,174)
                                                           -----------
Unaudited balance at June 30, 1999                         $ 1,309,753
                                                           ===========

Of the $1,310,000 accrued restructuring charge remaining at June 30, 1999, approximately $179,000 consists of severance costs (termination of 38 of the technical, sales and administrative staff completed in December 1998) and $1,131,000 consists of lease buyout costs, all of which the Company expects to be paid out by the fourth quarter of 1999.

6.   Accrued Liabilities                        June 30, 1999  December 31, 1998
                                                  Unaudited         Audited

     Accrued liabilities consist of the following:

     Wages and related payroll taxes               $1,288,836       $1,355,316
     Interest expense                               1,619,441          803,929
     Professional fees                                355,208          378,817
     Warranty reserve                                 732,930          679,964
     Severance                                        355,689        1,282,761
     Lease buyout                                   1,130,871        2,443,110
     Customer deposits                                939,764          306,462
     Other                                          2,527,468        1,889,982
                                                   ---------------------------
     Total                                         $8,950,212       $9,190,341
                                                   ===========================

     The severance balance included in accrued expenses at June 30, 1999 consists of approximately $179,000 associated with the restructuring charge in the fourth quarter of 1998, discussed in Note 5, and the remaining $177,000 of severance (for 16 technical staff and management) related to the Company's acquisition of ComStream in October 1998. This $179,000 is part of a termination benefits cost totaling $1,600,000; the Company paid $1,005,000 of these termination benefits prior to December 31, 1998 and $418,000 prior to June 30, 1999.

7.   Related Party Transactions

     Sales to Agilis Communication Technologies Pte Ltd, a company under common control with Radyne ComStream, for the three months ended June 30, 1999 and 1998 were $88,000 and $112,000, respectively. Cost of such sales for the same periods were $31,000 and $70,000, respectively. For the six months ended June 30, 1999 and 1998 sales were $89,000 and $150,000, respectively. Cost of such sales for the same periods were $32,000 and $82,000, respectively.

     Accounts receivable from affiliates at June 30, 1999 and December 31,1998 was $36,000 and $52,000, respectively.

     Notes payable to ST and affiliates outstanding at June 30, 1999 and December 31, 1998 were $15,618,000. These notes bear interest at rates from 6.375% to 6.844% and mature on March 31, 2000.

     Interest expense on notes payable to affiliates was $284,000 and $74,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, interest expense on notes payable to affiliates was $513,000 and $166,000, respectively.

     Accrued interest on notes payable to affiliates was $1,095,000 at June 30, 1999 compared to $581,000 at December 31, 1998.

8.   Notes Payable

The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum (rates varied from 5.97 % to 6.06% on balances owed at June 30, 1999). The credit agreement requires the Company to maintain certain financial leverage ratios. At June 30, 1999, the Company was in violation of one such covenant, pending the closing of the rights offering described below. The availability of additional borrowings under the credit agreement expires September 29, 1999 and is renewable annually at the option of the bank. The Company owed principal of $6,000,000 under the line of credit as of June 30, 1999 and $8,000,000 as of December 31, 1998. Subsequent to June 30, 1999, the Company borrowed an additional $2,920,000 on this line of credit.

Notes payable to parent (ST) outstanding at June 30, 1999 and December 31, 1998 were $15,618,272. These notes bear interest at rates from 6.375% to 6.844% and mature on March 31, 2000. Of this amount, $10,000,000 was borrowed in September 1998 for the acquisition of ComStream Holdings, Inc. Stetsys Pte Ltd has committed to purchase approximately $16,000,000 of the Company's Common Stock in the below described rights offering, the proceeds of which will be used to retire these notes.

The Company also had a note payable to Spar Aerospace Limited in the amount of $7,000,000. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc. The note matured on July 15, 1999 with interest at 8% per annum. Prior to payment in full, the holder of the note has the option to convert the outstanding balance into shares of the Company's common stock at $3.73 per share. Subsequent to June 30, 1999, the Company paid to Spar $3,591,644, which included $205,431 of accrued interest. The balance of the loan has been withheld, in accordance with the terms of the Comstream Holdings Purchase Agreement, pending claims for purchase price adjustments.

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

9.   Income/(loss) Per Share

A summary of the reconciliation from basic income/ (loss) per share to diluted income/ (loss) per share follows:

                                                          Three Months                        Six Months
                                                              Ended                             Ended
                                                             June 30                            June 30
                                                    --------------------------------------------------------------
                                                       1999            1998              1999             1998
                                                    --------------------------------------------------------------
Net Earnings (Loss)                                 $  421,542       (1,726,629)          104,879       (2,238,988)
                                                    --------------------------------------------------------------
Basic EPS- Weighted Average Shares Outstanding       5,944,574        5,931,340         5,938,303        5,931,340
                                                    --------------------------------------------------------------
Basic Earnings (Loss) Per Share                     $     0.07            (0.29)             0.02            (0.38)
                                                    --------------------------------------------------------------
Basic Weighted Average Shares                        5,944,574        5,931,340         5,938,303        5,931,340

Effect of diluted stock options                        608,000               --           612,114               --
                                                    --------------------------------------------------------------
Diluted EPS-Weighted Average Shares Outstanding      6,552,574        5,931,340         6,550,417        5,931,340
                                                    --------------------------------------------------------------
Diluted Earnings (Loss) Per Share                   $     0.06            (0.29)             0.02            (0.38)
                                                    ==============================================================
Stock Options not included in Diluted EPS
  Since Antidilutive                                   634,000          206,014           634,500          246,991
                                                    --------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited restated consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's 1998 Annual Report on Form 10-K/A.

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

               other factors to which this report refers or to which the Company's 1998 Annual Report on Form 10-K/A refers.

               Year 2000 readiness

Results of Operations

     Results of operations for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998, were as follows:

     The Company's net sales increased 376% to $12,944,000 during the period ended June 30, 1999 from $2,718,000 during the period ended June 30, 1998, primarily as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's cost of sales increased to $7,023,000 (54% of sales) during the period ended June 30, 1999 from $2,670,000 (98% of sales) during the period ended June 30, 1998. Start-up costs associated with the delivery of new products to the market place accounted for the high period costs in 1998. The Company expensed

$911,000 during the three months ended June 30, 1998 to write off these start-up costs and to increase the obsolescence reserve for slow-moving and obsolescent parts. The Company expenses start-up costs in the period in which they occur.

     Selling, general and administrative costs increased to $2,748,000 (21% of sales) during the current period from $868,000 (32% of sales) during the period ended June 30, 1998. The increase in terms of real dollars was primarily due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company. The decrease in terms of percentage of expense to sales was due to the successful company-wide cost reduction efforts.

     Research and development expenditures increased to $2,208,000 (17% of sales) during the current period from $709,000 (26% of sales) during the period ended June 30, 1998. The increase was primarily due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

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

     This allocation was based on a number of assumptions, including those regarding estimated project completion dates and costs. As of July 31, 1999, six of those projects have been completed and the other remains essentially on schedule. The original cost estimates remain essentially accurate and no other material variations in the assumptions have appeared. Therefore, management continues to regard the $3,909,000 valuation as correct.

     The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                              -------------------------------------
                                                                              Estimated     Estimated
                              Base        Product      Started                Cost To        Cost To     Costs at
      Description          Technology      Line        (Month    Completion     Date         Complete    Completion
                                       Applicability    -Year)      Date       $000's         $000's       $000's
-------------------------------------------------------------------------------------------------------------------
2 MB Card                 QPSK,FEC      Modems          01-98       08-99     $  1,780      $      20    $    1,800
                          Coding

"CM 601" Low Cost Modem   Coding        Modems          05-97       03-99        1,400              0         1,400*
                          Modulation

"DT8000"  Ku-band         Modulation    Earth           03-97       12-98        2,850              0         2,850**
2 Watt Earth Station      Coding        Stations
                          Transmission


"DBR 2000" Data           L-Band        Broadcast       06-98       06-99          400              0           400
Broadcast Receiver        Receivers     Data
                          Packet
                          Protocol

"ABR 202" Audio Receiver  L-Band        Broadcast                   12-98          750              0           750
                          Receivers     Audio
                          Multiplexing

Set Top Box Receiver      DTH TV        Satellite TV    03-97       07-99        1,600              0         1,600
                          Cable TV      Cable TV
                          Proprietary
                          IC's - MPEG
                          Decoders

MediaCast Card Receiver   Proprietary   Internet        03-97       03-99        1,900              0         1,900
                          IC's -        Receiver
                          Internet      Video
                          Protocol      Receiver
                          DVB MPEG
                          Decoders
                                                                              $ 10,680      $      20    $   10,700

                                                                            =======================================


*    Estimated  at  $1,500  in the  Company's  Form  10-K/A  for the year  ended
     12/31/98.

**   Estimated  at  $2,750  in the  Company's  Form  10-K/A  for the year  ended
     12/31/98.


     Net interest expense increased from $198,000 in the period ended June 30, 1998 to $543,000 in the current period due mainly to an increase in the Company's debt level.

     Based on the increases in margins and lower operating costs as a percentage of sales, the Company recorded net income of $422,000 during the period ended June 30, 1999 as compared with a net loss of ($1,727,000) during the period ended June 30, 1998.

     The Company's new-orders-booked (Bookings) increased 280% to $11,860,000 for the current period from $3,119,000 for the period ended June 30, 1998, due primarily to the integration of ComStream Holdings into the operations of the Company.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 78% to $11,036,000 for the current period from $6,202,000 at June 30, 1998 primarily due to the record level of Bookings received during prior periods.


     Results of operations for the six month period ended June 30, 1999 compared to the six-month period ended June 30, 1998, were as follows:

     The Company's net sales increased 279% to $25,262,000 during the period ended June 30, 1999 from $6,666,000 during the six month period ended June 30, 1998 primarily as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's cost of sales as a percentage of net sales decreased to 55% during the period ended June 30, 1999 from 81% during the six month period ended June 30, 1998. Start-up costs associated with the delivery of new products to the market place accounted for the high period costs in 1998. The Company expensed $911,000 during the six months ended June 30, 1998 to write off these start-up costs and to set up a provision for obsolescence. The Company expenses start-up costs in the period in which they occur.

     Selling, general and administrative costs increased to $5,749,000 (23% of sales) during the current period from $1,738,000 (26% of sales) during the six month period ended June 30, 1998. The increase in real costs and the reduction, in terms of percentage of sales, is primarily a result of the higher expense levels and sales amounts due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     Research and development expenditures increased to $4,516,000 (18% of sales) during the period ended June 30, 1999 from $1,368,000 (21% of sales) during the six month period ended June 30, 1998. These expenses reflect the Company's continued commitment to invest in its future through technological advances and its efforts to improve our older product lines for manufacturability and lower costs. The increase in real costs and the reduction, in terms of percentage of sales, is primarily a result of the higher expense levels and sales amounts due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     Net interest expense increased from $376,000 (6% of sales) in the six month period ended June 30, 1998 to $1,098,000 (4% of sales) in the current period due to an increase in the Company's debt level.

     Based on the decreases in costs and expenses as a percentage of sales, outlined above, the Company recorded net income of $105,000 during the period ended June 30, 1999 as compared with a net loss of ($2,239,000) during the six month ended June 30, 1998.

     The Company's new-orders-booked (Bookings) increased 216% to $25,467,000 for the six month period ended June 30, 1999 from $8,055,000 for the period ended June 30, 1998. This increase was primarily a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 78% to $11,036,000 at June 30, 1999 from $6,202,000 at June 30, 1998 primarily due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company.


Liquidity and Capital Resources

     The Company's working capital deficit was ($22,957,000) at June 30, 1999, a decrease in the working capital of $14,153,000 from ($8,804,000) at December 31, 1998. This change was primarily a result of a change in notes due to affiliates of $15,618,000 (previously classified as a long term liability) and was further affected by reductions in current assets of ($1,940,000), primarily made up of an increase in cash of $889,000 and prepaids of $248,000 as offset by decreases in accounts and other receivables of ($2,046,000) and a reduction in inventories of ($1,032,000), notes payable of ($2,000,000) and accounts payable of ($1,163,000).

     The Company believes that its bank credit lines, support from Stetsys Ptc Ltd and cash from operations are likely to be sufficient to fund its planned future operations and capital requirements for continued growth through the end of 1999.

     Net cash supplied by operating activities was $3,008,000 for the current period, as compared to ($390,000) used in the six month period ended June 30, 1998.

     Cash used in investing activities, consisting of additions to equipment, was $119,000 for the current period as compared to the prior period amount of $215,000.

     The Company's net cash from financing activities was ($2,000,000) and $849,000 during the periods ended June 30, 1999 and June 30, 1998, respectively.

     As a result of the foregoing, the Company increased its cash balances by $889,000 during the current period, compared to an increase in cash balances of $244,000 for the six month period ended June 30, 1998.


Year 2000 Compliance

     The Year 2000 issue concerns the fact that certain computer systems and processors may recognize the designation "00" as the year 1900 when it is intended to mean the Year 2000, resulting in system failure or miscalculations. Other potential date related errors may result from computer systems' inability to recognize the year 2000 as a "leap year" and such dates as 9 September 1999 (9-9-99), 1 January 2001 (1-1-01) may cause errors. All of these "date related issues" are commonly referred to as the "Year 2000 Issue", the "Y2K problem" or the "Millenium Bug". Commencing in 1997, we began a comprehensive review of our information technology systems, upon which our day to day business operations depend, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of the factors considered in the review process. We have completed that review and believe that all mission critical systems at our Phoenix facility are Year 2000 compliant, whereas certain systems used at our San Diego facility require upgrading. We purchased and expensed the upgrades in 1998 and expect their installation to be completed in the third quarter of this year.

     Our Year 2000 readiness plan also involves the review of our non-information technology systems, a review which we consider to be complete. The only noncompliance which we discovered relates to certain date functions in diagnostic equipment, which functions we do not employ. However, it is possible that the scope of the Year 2000 problem could be greater than originally believed and that our efforts could prove inadequate.

     As part of our comprehensive review, we are continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom Radyne ComStream has material relationships. This is a particular concern in light of our reliance on overseas assembly operations. A Year 2000 readiness survey was sent to all of our material vendors and customers. We have received acceptable responses from all of our mission critical vendors. We expect to receive responses from 70% to 80% of our non-critical vendors. Efforts continue to obtain as many replies as possible. In any event, we plan to increase some inventory levels to mitigate any risk of inventory supply problems. We have also created a database to track responses, problems and follow-up plans. While our assessments of the readiness of our vendors are necessarily dependent upon their survey responses, we intend to test their stated compliance where we determine that to be a necessary and feasible step.

     In evaluating the potential impact of vendor Y2K noncompliance, we believe that the two worst case scenarios would likely be as follows. First, if the electric utility at either of our principal facilities were to black out, operations at that facility could essentially cease for the duration of the problem. At this point those utilities have provided reasonable assurances of their own Y2K compliance, although they are not in a position to rule out potentially relevant problems elsewhere on the power grid. Second, if one of our major circuit board suppliers were to report Y2K compliance, but then surprise us with a shutdown, our delivery schedule would be adversely affected. However, since our contingency plan includes maintenance of a three-month inventory of critical parts, we would expect to be able to replace the noncompliant vendor in a timely enough manner to avoid a product delivery delay of more than 30 days. However, we are not able to precisely determine the effect on results of operations, liquidity and financial condition in the event our material vendors and customers are not Year 2000 compliant. Our inability to accurately forecast such effects may prevent Radyne ComStream from taking necessary steps to rectify any Year 2000 problems in advance. Moreover it is impossible to predict the extent, if any, to which customers may allocate funds to the solution of their own Year 2000 problems instead of purchasing our products. We will continue to monitor the progress of our material vendors and customers and formulate a contingency plan if and when we conclude that a material vendor or customer may not be compliant.

     We have completed a review of our products and determined that all but one older ComStream product are Year 2000 ready. We are notifying purchasers and potential purchasers of this product, relatively few of which have been sold.

     While we believe our efforts to date are adequate to prevent any Year 2000 problem from having a material adverse effect on Radyne ComStream, our assessment may turn out to be inaccurate.

Year 2000 Readiness Costs
Project Statistics:
Cost to date (labor)                        $  80,000
Estimated cost to completion                $  75,000 to $125,000

---------------------------------------------------------------------------------------------------------
                          Inventory        Assessment      Remediation     Unit Testing    System Testing
---------------------------------------------------------------------------------------------------------
Percentage                 100%             100%             90%              50%              50%
Completed
Completion Date            4/30/99          6/30/99          7/31/99          8/31/99          9/30/99
---------------------------------------------------------------------------------------------------------


Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

     Our financial instruments consist primarily of short-term variable rate revolving credit lines, and fixed rate debt. Our debt at June 30, 1999 consisted of notes payable to affiliates, notes payable under a line of credit agreement and a note payable.


     PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on June 15, 1999. Proxies were neither solicited nor given. 5,377,500 shares were represented at the meeting. The following matters were voted on at the meeting:

     (1) The board of directors was elected in its entirety by all 5,377,500 shares represented at the meeting.

     (2) Ratification of the selection of KPMG LLP as the Company's independent accountants for the fiscal years ended December 31, 1998 and December 31, 1999. All 5,377,500 shares represented at the meeting were voted in favor of ratification.

          Pursuant to written consents, dated as of April 30, 1999 and June 30, 1999, the majority holders of the Company's common stock agreed to amend the Company's 1996 Incentive Stock Option Plan to make non-employee directors eligible to receive options under that plan and to adopt the Company's 1999 Employee Stock Purchase Plan, which provides for the purchase of up to 1,000,000 shares of the Company's common stock by employees.


Item 6 -  Exhibits and Reports on Form 8-K.


(a)      Exhibit           Description

3.1*  Restated Certificate of Incorporation
3.2** Bylaws, as amended and restated
27    Financial Data Schedule

(b) Registrant filed the following report on Form 8-K during the period of April 1 through June 30, 1999.

     Current Report on Form 8-K/A dated October 15, 1998, Item 2, as amended on May 6, 1999. Financial Statements included with respect to ComStream Holdings, Inc.'s Consolidated Balance Sheets for the Years ended December 31, 1997 and 1996, and Consolidated Statements of Operations Stockholders Equity (Deficits) and Cash Flows for the Years ended December 31, 1997, 1996 and 1995; ComStream Holdings, Inc.'s Unaudited Condensed Interim Balance Sheet for the Nine Months ended September 30, 1998, Unaudited Condensed Consolidated Statements of Operations for the Nine Months ended September 30, 1998 and 1997 and Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 1998 and 1997; and Radyne Corp.'s Pro Forma Condensed Combined Balance Sheet as of September 30, 1998, Pro Forma Condensed Combined Statement of Operations for the Nine Months ended September 30, 1998 and Pro Forma Condensed Combined Statement of Operations for the Year ended December 31, 1997.

* Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

**   Incorporated  by reference  from  Registrant's  Form 10-K,  filed April 15,
     1999.

     SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1999             RADYNE COMSTREAM INC.
       ---------------

                                   By: /s/ Robert C. Fitting
                                      ------------------------------------------
                                           Robert C. Fitting
                                           Chief Executive Officer and President


                                   By: /s/ Garry D. Kline
                                      ------------------------------------------
                                           Garry D. Kline
                                           Vice President, Finance
                                           (Chief Financial Officer and
                                          Accounting Officer)