Form 10-K/A
period 1998-12-31
RADYNE COMSTREAM INC
filed 1999-08-27
CIK 718573

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Radyne ComStream Inc. amends and restates in its entirety Exhibit 23.2.

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

                                              RADYNE COMSTREAM INC.
                                             ----------------------
                                                  (Registrant)


                                          By: /s/ Robert C. Fitting
                                              ----------------------------------
                                              Robert C. Fitting, Chief Executive
                                              Officer and President

Dated: August  26 , 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                                        Title                                    Date
         ------                                      -------                                  ------
/s/ Lim Ming Seong                  Chairman of the Board of Directors                  August  26 , 1999
--------------------------------
Lim Ming Seong


/s/ Robert C. Fitting               Chief Executive Officer, President                  August  26 , 1999
--------------------------------    and Director
Robert C. Fitting


/s/ Garry D. Kline                  Vice President, Finance                             August  26 , 1999
--------------------------------    (Principal Financial and
Garry D. Kline                      Accounting Officer)



/s/ Robert A. Grimes                Director                                            August  26 , 1999
--------------------------------
Robert A. Grimes


/s/ Lee Yip Loi                     Director                                            August  26 , 1999
--------------------------------
Lee Yip Loi


/s/ Dennis Elliot                   Director                                            August  26, 1999
--------------------------------
Dennis Elliot



                                  EXHIBIT INDEX

Exhibit Number                             Description
--------------                             -----------

    23.2                         Consent of Deloitte & Touche LLP