Form 10-Q/A
period 1999-06-30
RADYNE COMSTREAM INC
filed 1999-09-27
CIK 718573

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


The Company also had a note payable to Spar Aerospace Limited in the amount of $7,000,000. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc. The note matured on July 15, 1999 with interest at 8% per annum. Prior to payment in full, the holder of the note has the option to convert the outstanding balance into shares of the Company,s common stock at $3.73 per share. Subsequent to June 30, 1999, the Company paid to Spar $3,591,644, which included $205,431 of accrued interest. The balance of the note remains outstanding, in accordance with the terms of the Comstream Holdings Purchase Agreement, pending discussions regarding a potential purchase price adjustment. The Company has proposed (i) a $400,000 reduction in the amount due to Spar in exchange for the Company's assumption of Spar's obligation to indemnify the Company against a $400,000 claim by a product assembly contractor for costs incurred on ComStream's behalf prior to the acquisition, and (ii) a $900,000 reduction in exchange for any claims the Company might have related to certain of Spar's warranties under the Purchase Agreement. This $900,000 reduction would compensate the Company for approximately $385,000 of excess and obsolete inventory and approximately
$515,000 of obsolete and previously disposed of furniture and equipment allegedly carried on ComStream's pre-closing balance sheet. Because these items were identified prior to the purchase price allocation, no portion of the Company's purchase price for ComStream was allocated to such inventory, furniture and equipment. Therefore, this $900,000 reduction would result in a reduction in goodwill.


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



Dated: September 24, 1999          RADYNE COMSTREAM INC.



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