Form 10-Q
period 1999-09-30
RADYNE COMSTREAM INC
filed 1999-11-12
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

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

                              YES _X_      NO ___

The registrant had 10,151,026 shares of its common stock, par value $.002, outstanding as of September 30, 1999.

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              RADYNE COMSTREAM INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 1999   December 31, 1998
                                                                                   Unaudited            Audited
Current assets:

Cash & cash equivalents                                                           $  1,622,256      $    254,956
Accounts receivable - trade, net of allowance
     for doubtful accounts of $784,958  and $632,815                                 6,827,761         7,270,732
Other receivable                                                                             0         1,265,000
Inventories, net                                                                     8,238,202         9,380,478
Prepaids and other current assets                                                      430,536           590,161
                                                                                --------------------------------
     Total current assets                                                           17,118,755        18,761,327
                                                                                --------------------------------
Property and equipment - net                                                         3,961,371         5,533,645
                                                                                --------------------------------

 Other assets                                                                        3,888,029         4,895,742
                                                                                --------------------------------
     Total assets                                                                 $ 24,968,155      $ 29,190,714
                                                                                ================================
Liabilities and stockholders' capital/(deficiency)

Current liabilities:
Notes payable under line of credit agreement                                      $ 12,920,000      $  8,000,000
Note payable                                                                                 0         7,000,000
Current installments of obligations under capital leases                                64,561           124,891
Accounts payable - trade                                                             2,512,724         3,291,915
Accounts payable - affiliates                                                                0             8,150
Accrued expenses                                                                     7,255,518         9,140,341
Income taxes payable                                                                    15,000                 0
                                                                                --------------------------------
     Total current liabilities                                                      22,767,803        27,565,297


Notes payable to affiliates                                                                  0        15,618,272
Obligations under capital leases, excluding current installments                        76,572            88,588
Accrued stock option compensation                                                    1,108,804         1,155,477
                                                                                --------------------------------
    Total liabilities                                                               23,953,179        44,427,634
                                                                                --------------------------------

Stockholders' capital/(deficiency)
Common stock, $.002 par value,  20,000,000 shares authorized,
Shares issued and outstanding, 10,151,026 at September 30, 1999 and 5,931,340
     at December 31, 1998                                                               20,303            11,862
Additional paid-in capital                                                          21,435,312         6,105,404
Accumulated deficit                                                                (20,440,639)      (21,354,186)
                                                                                --------------------------------
Total stockholders' capital/(deficiency)                                             1,014,976       (15,236,920)
                                                                                --------------------------------
     Total                                                                        $ 24,968,155      $ 29,190,714
                                                                                ================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended               Nine Months Ended
                                                              September 30,   September 30,    September 30,    September 30,
                                                                  1999            1998             1999            1998

Net sales                                                     $13,999,479     $ 3,307,146      $39,261,814     $ 9,973,611
Cost of sales                                                   7,295,589       2,280,421       21,090,713       7,704,856
                                                              ------------------------------------------------------------
                    Gross profit                                6,703,890       1,026,725       18,171,101       2,268,755
                                                              ------------------------------------------------------------

Operating expenses:

Selling, general and administrative                             3,390,169         806,430        9,138,897       2,543,986

Research and development                                        2,214,649         577,166        6,730,223       1,944,809
                                                              ------------------------------------------------------------
                    Total operating expenses                    5,604,818       1,383,596       15,869,120       4,488,795
                                                              ------------------------------------------------------------


Income (loss) from operations before interest expense and
   extraordinary income                                         1,099,072        (356,871)       2,301,981      (2,220,040)
                                                              ------------------------------------------------------------
Interest expense, net                                             463,587         192,773        1,561,616         568,592
                                                              ------------------------------------------------------------

Net Income (loss)  before extraordinary income and taxes          635,485        (549,644)         740,365      (2,788,632)


Extraordinary income                                              188,182               0          188,182               0
                                                              ------------------------------------------------------------

Net Income (loss)  before provision for income taxes              823,667        (549,644)         928,547      (2,788,632)
                                                              ------------------------------------------------------------
Provision for income  taxes                                        15,000               0           15,000               0
                                                              ------------------------------------------------------------
Net income (loss) available for common stockholders           $   808,667     $  (549,644)     $   913,547     $(2,788,632)

Basic earnings (loss) per share:
  Income (loss) before extraordinary item                     $       .10     $      (.09)     $       .12     $      (.47)
  Extraordinary item                                                  .03               0              .03               0
                                                              ------------------------------------------------------------
  Net income (loss)                                           $       .13     $      (.09)     $       .14     $      (.47)
                                                              ============================================================
Diluted net income (loss) per common share:
  Income (loss) before extraordinary item                     $       .10     $      (.09)     $       .11     $      (.47)
  Extraordinary item                                                  .03               0              .03               0
                                                              ------------------------------------------------------------
  Net income (loss)                                           $       .13     $      (.09)     $       .14     $      (.47)
                                                              ============================================================
Weighted average shares used in computation
                    Basic                                       6,008,435       5,931,340        5,961,937       5,931,340
                                                              ============================================================
                    Diluted                                     6,101,879       5,931,340        6,401,161       5,931,340
                                                              ============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Nine months Ended        Nine months Ended
                                                                                         September 30, 1999       September 30, 1998
OPERATING ACTIVITIES:

Net income (loss)                                                                               $    913,547           $ (2,788,632)

Adjustments to reconcile net income (loss) to cash flows used in operating activities:
             Forgiveness of interest on debt                                                        (188,182)                     0
             Depreciation and amortization                                                         1,812,551                395,653

Increase (decrease) in cash resulting from changes in:
             Accounts and other receivables                                                        1,707,971                161,417
             Inventories                                                                           1,142,276              1,120,380
             Prepaids and other current assets                                                       159,625               (384,813)
             Other assets                                                                             35,024                      0
             Accounts payable - trade                                                               (779,191)               354,746
             Accounts payable - affiliates                                                            (8,150)               (16,062)
             Accrued expenses                                                                     (1,884,823)               223,070
             Accrued stock option compensation                                                       (46,673)                     0
             Income taxes payable                                                                     15,000                (40,736)
                                                                                                ------------------------------------
                Net cash (used in) provided by operating activities                                2,873,975               (974,977)
                                                                                                ------------------------------------

Cash flows from investing activities:
             Investment in restricted cash                                                                 0            (10,000,000)
             Net proceeds from sale of fixed assets                                                  144,597                      0
             Capital expenditures                                                                   (256,404)              (390,098)
                                                                                                ------------------------------------
             Net cash used in investing activities                                                  (111,807)           (10,390,098)
                                                                                                ------------------------------------

Cash flows from financing activities:
             Net borrowing (payment)  on notes payable under
                    line of credit agreements                                                      4,920,000             (4,000,000)
             Proceeds from notes payable to affiliates                                                     0             15,618,272
             Payment of Rights Offering costs                                                       (363,629)                     0
             Payments on note payable                                                             (5,962,599)                     0
             Notes receivable - employees                                                                  0                 40,086
             Net proceeds from sale of common stock                                                   83,706                      0
             Principal payments on capital lease obligations                                         (72,346)               (87,143)
                                                                                                ------------------------------------
                Net cash (used in) provided by financing activities                               (1,394,868)            11,571,215
                                                                                                ------------------------------------

Net increase in cash                                                                               1,367,300                206,140
Cash and cash equivalents, beginning of year                                                         254,956                569,692
                                                                                                -----------------------------------
Cash and cash equivalents, end of period                                                        $  1,622,256           $    775,832
                                                                                                ===================================

Supplemental disclosure of cash flow information:
             Interest paid                                                                      $    813,096           $    698,201
             Purchase price adjustment to notes payable and goodwill                            $    515,940           $          0
             Conversion of notes payable to affiliate to common stock in connection with
             rights offering                                                                    $ 15,618,272           $          0
                                                                                                ===================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Financial Statements
(Information for September 30, 1999 and September 30, 1998 is Unaudited)

1.   Business

     Radyne Comstream Inc. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. On August 12, 1996 the Company became a majority owned subsidiary of Singapore Technologies Pte Ltd, through its wholly owned subsidiary, Stetsys US, Inc.

     On October 15, 1998, Radyne purchased all of the outstanding shares of common stock of Comstream Holdings, Inc. ("Comstream") for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing, using funds borrowed from its controlling stockholder, and the balance of which was in the form of a $7 million note (the "Note"), payable nine months from the purchase date. This acquisition was recorded in accordance with the "purchase method" of accounting. The excess of the purchase price over the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million has been recorded as goodwill, which is being amortized over ten years. On September 29, 1999, the Company negotiated a reduction in the note due to the seller. This reduction is discussed in Note 9, and resulted in a $516,000 reduction to the purchase price, therefore reducing the original goodwill balance of $2.3 million to $1.784 million.

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

     In March 1999, Radyne Corp. changed its name to Radyne Comstream Inc. The Company's principal locations are in Phoenix, Arizona and San Diego, California. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite and cable communication networks.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1998. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1998:

                                     Three Months Ended       Nine months Ended
                                      September-30-1998       September-30-1998
                                        (in thousands except per share data)

     Net sales                            $      14,394                  39,825
                                          =============           =============

     Gross profit                                 3,366                  10,738
                                          =============           =============

     Net loss                                    (2,705)                (12,186)
                                          =============           =============

     Net loss per common share            $       (0.45)                  (2.05)
                                          =============           =============

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation

     The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the restated consolidated financial statements included in the Company's Form 10-K/A for the twelve month period ended December 31, 1998.

     The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

(b)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenue and expenses during the reporting period. Rapid technological change and short product life cycles characterize the industry in which the Company operates. As a result, estimates are required to provide for product obsolescence and warranty returns as well as other matters. Actual results could differ from those estimates.

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

(f)  Inventories

     Inventories, consisting of satellite modems and earth stations, frequency converters, broadcast receivers and related products, are valued at the lower of cost (first-in, first-out) or market.

(g)  Property and Equipment

     Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements that extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of three to ten years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

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

(j)  Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount, or fair value, less costs to sell.

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

(o)  Net Income/(Loss) Per Common Share

     Basic income/(loss) per share is computed by dividing income/(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income/(loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or income/(loss) of the Company. Assumed exercise of outstanding stock options and warrants for the three and nine months ended September 30, 1998 have been excluded from the calculations of diluted net loss per common share as their effect is antidilutive.

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

(s)  Comprehensive Income

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

3.   Rights Offering (1999)

     In October 1998 the Board of Directors approved the distribution to stockholders, other than the Company's principal stockholders, Stetsys US, Inc and Stetsys Pte Ltd ("ST"), of subscription rights for the purchase of up to 444,276 shares of the Company's common stock at a price of $3.73 per share. The Board of Directors further approved the distribution of subscription rights to ST to purchase up to 4,300,800 shares of the Company's common stock at a price of $3.73 per share. This Rights Offering became effective on September 30, 1999 upon the approval by the Securities and Exchange Commission of the amended Form S-2 Registration Statement which was filed on September 24, 1999. ST instructed the Company to capitalize the entire $15,618,272 principal amount of the debt owed to ST's wholly owned subsidiary, Stetsys US, Inc., in partial exercise of its rights. Subsequent to the end of the period reported on herein, ST exercised the balance of its rights by paying cash to the Company in the amount of $423,700. The Company used these funds, along with $932,200 of cash on hand to pay the accrued interest due to ST as of September 30, 1999.

4.   Inventories

                                          September 30, 1999   December 31, 1998
                                             Unaudited              Audited
     Inventories consist of the following:

     Raw materials and components           $  5,177,165           $  6,065,751
     Work in process                           3,192,695              4,319,338
     Finished goods                              971,552                546,858
                                            -----------------------------------
                                               9,341,412             10,931,947
                                            -----------------------------------
     Obsolescence reserve                     (1,103,210)            (1,551,469)
                                            -----------------------------------
     Total                                  $  8,238,202           $  9,380,478
                                            ===================================

5.   Property and Equipment

                                          September 30, 1999   December 31, 1998
                                              Unaudited            Audited
Property and equipment consist of
the following:

Machinery and equipment                       $ 3,492,200           $ 3,598,732
Furniture and fixtures                          2,417,613             2,661,195
Leasehold improvements                            445,127               312,425
                                              ---------------------------------
                                                6,354,940             6,572,352
                                              ---------------------------------
Less accumulated depreciation & amortization   (2,393,569)           (1,038,707)
                                              ---------------------------------
Total                                         $ 3,961,371           $ 5,533,645
                                              =================================


6.   Restructuring Cost

The accrued restructuring costs in the accompanying condensed consolidated balance sheet at September 30, 1999 which are included in the accrued liabilities include the cost of involuntary employee termination benefits for certain employees of the Company and costs associated with the lease buyout of a building located in San Diego, California.

These accrued restructuring costs at September 30, 1999 principally consist of the following;

                          Total Accrued Restructuring Costs

     Balance at December 31, 1998                              $ 3,130,166

     Cash paid for lease buyout                                 (2,443,110)

     Cash paid for employee termination benefits                  (577,132)
                                                               -----------

     Unaudited balance at September 30, 1999                   $   109,924
                                                               ===========


The $110,000 accrued restructuring charge remaining at September 30, 1999 consists of severance costs (termination of 38 of the technical, sales and administrative staff completed in December 1998) all of which the Company expects to be paid out in the fourth quarter of 1999.


7.   Accrued Expenses

                                          September 30, 1999   December 31, 1998
                                              Unaudited             Audited

     Accrued expenses consist of
     the following:

     Wages and related payroll taxes          $1,341,191          $1,355,316
     Interest expense                          1,432,699             803,929
     Professional fees                           576,253             378,817
     Warranty reserve                            762,086             679,964
     Severance                                   220,731           1,282,761
     Lease buyout                                      0           2,443,110
     Customer deposits                           363,539             306,462
     Other                                     2,559,019           1,889,982
                                             -------------------------------
     Total                                    $7,255,518          $9,140,341
                                             ===============================

     The severance balance included in accrued expenses at September 30, 1999 consists of approximately $110,000 associated with the restructuring charge in the fourth quarter of 1998, discussed in Note 6, and the remaining $111,000 of severance (for 16 technical staff and management) related to the Company's acquisition of ComStream in October 1998. This $110,000 is part of a termination benefits cost totaling $1,600,000; the Company paid $1,005,000 of these termination benefits prior to December 31, 1998 and an additional $485,000 prior to September 30, 1999.

8.   Related Party Transactions

     Sales to Agilis Communication Technologies Pte Ltd, a company under common control with Radyne ComStream, for the three months ended September 30, 1999 and 1998 were $29,000 and $14,000, respectively. Cost of such sales for the same periods were $15,000 and $5,000, respectively. For the nine months ended September 30, 1999 and 1998 sales were $69,000 and $163,000, respectively. Cost of such sales for the same periods were $28,000 and $87,000, respectively.

     Accounts receivable from affiliates at September 30, 1999 and December 31,1998 was $5,000 and $52,000, respectively.

     Notes payable to ST and affiliates outstanding at September 30, 1999 and December 31, 1998 were $0 and $15,618,000 respectively. These notes carried interest at rates from 6.375% to 6.844% and were capitalized as part of the Rights Offering.

     Interest expense on notes payable to affiliates was $261,000 and $100,000 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, interest expense on notes payable to affiliates was $732,000 and $266,000, respectively.

     Accrued interest on notes payable to affiliates was $1,355,000 at September 30, 1999 compared to $581,000 at December 31, 1998.

9.   Notes Payable

     The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum (rates varied from 5.97% to 6.94% on balances owed at September 30, 1999). The credit agreement requires the Company to maintain certain financial leverage ratios. At September 30, 1999, the Company was in violation of one such covenant which was waived by the bank. The availability of additional borrowings under the credit agreement expired September 29, 1999, but has been extended verbally, pending preparation of a renewal agreement. The Company owed principal of $12,920,000 under the line of credit as of September 30, 1999 and $8,000,000 as of December 31, 1998.

     Notes payable to affiliate (ST) outstanding at September 30, 1999 and December 31, 1998 were $0 and $15,618,272 respectively. These notes accrued interest at rates ranging from 6.375% to 6.844% and were paid from the proceeds of the Rights Offering. Of the amount owed at December 31, 1998, $10,000,000 was borrowed in September 1998 for the acquisition of ComStream Holdings, Inc.

     The Company also had a note payable to Spar Aerospace Limited in the amount of $7,000,000. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc. The note matured on July 15, 1999 with interest at 8% per annum. The Company negotiated a reduction in the note balance due to Spar for the following reasons: (i) a $521,000 reduction for the Company's assumption of $115,000 of liabilities from Spar and the waiver of Spar's obligation to indemnify the Company against a $406,000 claim by a product assembly contractor for costs incurred on ComStream's behalf prior to the acquisition, and (ii) a $516,000 reduction in the note for certain inventory and furniture and equipment erroneously carried on ComStream's pre-closing balance sheet. Because these discrepancies were identified prior to the purchase price allocation, no portion of the Company's purchase price for ComStream was allocated to such inventory, furniture and equipment. Therefore, this $516,000 reduction has resulted in a reduction in goodwill. The note was paid during the quarter ended September 30, 1999. In addition, the Company negotiated a $278,000 reduction in interest on the note ($188,000 of which had been accrued in prior periods and so has been reported as extraordinary income in the current period).

     The purpose of all of the above described loans has been to finance or refinance the capital needs associated with the Company's acquisition of ComStream Holdings, Inc., recent rapid sales and backlog growth and the cost of research and development. To date, the Company's capital resources (as supplemented by loans from ST and its affiliates) have been sufficient to fund its operations and increased level of business. The Company believes that its bank credit lines and cash from operations are likely to be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.

10.  Income/(loss) Per Share

A summary of the reconciliation from basic income/ (loss) per share to diluted income/ (loss) per share follows:

                                                            Three Months                  Nine months
                                                               Ended                         Ended
                                                            September 30                 September 30
                                                     ---------------------------------------------------------
                                                        1999           1998            1999           1998
                                                     ---------------------------------------------------------
Net Earnings (Loss)                                  $  808,667       (549,644)        913,547     (2,788,632)
                                                     ---------------------------------------------------------
Basic EPS- Weighted Average Shares Outstanding        6,008,435      5,931,340       5,961,937      5,931,340
                                                     ---------------------------------------------------------
Basic Earnings (Loss) Per Share                      $     0.13          (0.09)           0.15          (0.47)
                                                     ---------------------------------------------------------

Basic Weighted Average Shares                         6,008,435      5,931,340       5,961,937      5,931,340

Effect of diluted stock options                          93,444             --         439,224             --
                                                     ---------------------------------------------------------

Diluted EPS- Weighted Average Shares Outstanding      6,101,879      5,931,340       6,401,161      5,931,340
                                                     ---------------------------------------------------------

Diluted Earnings (Loss) Per Share                    $     0.13          (0.09)           0.14          (0.47)
                                                     ---------------------------------------------------------
Stock Options not included in Diluted EPS
  Since Antidilutive                                  1,026,086        830,559       1,026,086        830,559
                                                     ---------------------------------------------------------

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

     other factors to which this report refers or to which the Company's 1998 Annual Report on Form 10-K/A refers;

     Year 2000 readiness.


Results of Operations

     Results of operations for the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998, were as follows:

     The Company's net sales increased 323% to $13,999,000 during the period ended September 30, 1999 from $3,307,000 during the period ended September 30, 1998, primarily as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's cost of sales increased to $7,296,000 (52% of sales) during the period ended September 30, 1999 from $2,280,000 (69% of sales) during the period ended September 30, 1998. We attribute the improvement in cost of sales, as a percentage of revenue, to the acceptance in the market place of our newer products which produce higher margins. The higher cost, in terms of pure dollars, is attributable to the increased business levels that we have experienced as a result of the acquisition and integration of ComStream Holdings into our operations.

     Selling, general and administrative costs increased to $3,390,000 (24% of sales) during the current period from $806,000 (24% of sales) during the period ended September 30, 1998. The increase in terms of real dollars was primarily due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company and included $450,000 in bonuses to management and employees during the current period. No bonuses had been rewarded in prior periods. Additionally, commissions to inside sales personnel accounted for $160,000 of the increase. These commissions were earned in connection with the record levels of orders booked in the period. In terms of percentage of expense to sales, the results were approximately what the Company expected given the additional expenses as detailed above and the level remained fairly constant with the prior period.

     Research and development expenditures increased to $2,215,000 (16% of sales) during the current period from $577,000 (17% of sales) during the period ended September 30, 1998. The increase was primarily due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company and the resultant increase in business levels.

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

     This allocation was based on a number of assumptions, including those regarding estimated project completion dates and costs. As of September 30, 1999, six of those projects have been completed and the other is scheduled to be completed in November of this year. The original cost estimates remain essentially accurate and no other material variations in the assumptions have appeared. Therefore, management continues to believe that no adjustments to the $3,909,000 valuation are required.

     The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                                              Estimated     Estimated
                             Base               Product          Started                       Cost To       Cost To       Costs at
        Description       Technology             Line           (Month  -       Completion       Date        Complete     Completion
                                             Applicability         Year)           Date         $000's        $000's        $000's
------------------------------------------------------------------------------------------------------------------------------------
2 MB Card                   QPSK,FEC             Modems           01-98            11-99        $1,800       $    20       $1,820*
                            Coding

"CM 601" Low                Coding               Modems           05-97            03-99
Cost Modem                  Modulation                                                           1,400             0        1,400**

"DT8000" Ku-band            Modulation           Earth            03-97            12-98         2,850             0        2,850***
2 Watt                      Coding               Stations
Earth Station               Transmission

"DBR 2000" Data             L-Band               Broadcast        06-98            06-99
Broadcast                   Receivers            Data                                            400               0          400
Receiver                    Packet
                            Protocol

"ABR 202" Audio             L-Band               Broadcast                         12-98
Receiver                    Receivers            Audio                                           750               0          750
                            Multiplex
                            ing

Set Top Box                 DTH TV               Satellite        03-97            07-99         1,600             0        1,600
Receiver                    Cable TV             TV
                            Proprietary          CableTV
                            IC's -
                            MPEG
                            Decoders

MediaCast Card              Proprietary          Internet         03-97            03-99         1,900             0        1,900
Receiver                    IC's -               Receiver
                            Internet             Video
                            Protocol             Receiver
                            DVB MPEG
                            Decoders
                                                                                               $10,700       $    20     $ 10,720



* Estimated at $1,800 in the Company's Form 10-K/A for the year ended 12/31/98.

** Estimated at $1,500 in the Company's Form 10-K/A for the year ended 12/31/98.

***  Estimated  at  $2,750  in the  Company's  Form  10-K/A  for the year  ended
12/31/98.


     Net interest expense increased from $193,000 in the period ended September 30, 1998 to $464,000 in the current period due mainly to an increase in the Company's debt level as a result of the acquisition of ComStream Holdings.

     The Company recorded extraordinary income of $188,000 during the three month period ended September 30, 1999 as a result of a negotiated forgiveness of previously recorded and unpaid interest expense on the note payable to Spar.

     Based on the increases in gross margins and lower operating costs as a percentage of sales, the Company recorded earnings-before-interest-and-taxes ("EBIT"), and before extraordinary income, of $1,099,000 during the period ended September 30, 1999 as compared with a loss of ($357,000) during the period ended September 30, 1998. Net income, after extraordinary income of $188,000 and a provision for income taxes of $15,000 (representing alternative minimum tax), increased to $809,000 for the three months ended September 30, 1999 from a net loss of ($550,000) for the three months ended September 30, 1998.

     The Company's new-orders-booked (Bookings) increased 311% to a record $16,156,000 for the current period from $3,930,000 for the period ended September 30, 1998, due primarily to our improved customer base and distribution channels resulting from the integration of ComStream Holdings into the operations of the Company.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 111% to a new record of $13,193,000 for the current period from $6,253,000 at September 30, 1998 primarily due to the record level of Bookings received during the current and immediately preceding reporting periods.

     Results of operations for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998, were as follows:

     The Company's net sales increased 294% to a record $39,262,000 during the nine months ended September 30, 1999 from $9,974,000 during the nine month period ended September 30, 1998, primarily as a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's cost of sales as a percentage of net sales decreased to 54% during the period ended September 30, 1999 from 77% during the nine month period ended September 30, 1998. Costs associated with the delivery of new products to the market place accounted for the high period costs in 1998. The Company expensed $911,000 during the nine months ended September 30, 1998 to write off these excess costs and to set up a provision for obsolescence. We expense costs in the period in which they occur.

     Selling, general and administrative costs increased to $9,139,000 (23% of sales) during the current period from $2,544,000 (26% of sales) during the nine month period ended September 30, 1998. This increase in costs, in terms of actual dollars, and reduction in terms of percentage of sales, is primarily a result of higher expense and sales levels due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     Research and development expenditures increased to $6,730,000 (17% of sales) during the period ended September 30, 1999 from $1,945,000 (20% of sales) during the nine month period ended September 30, 1998. These expenses reflect the Company's continued commitment to invest in its future through technological advances and its efforts to improve its older product lines for manufacturability and lower costs. The increase in real costs and the reduction, in terms of percentage of sales, is primarily a result of the higher expense levels and sales amounts due to the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     Based on the increases in gross margins and lower operating costs as a percentage of sales (40% for the current period compared to 45% for the nine months ended September 30, 1998), the Company recorded earnings-before-interest-and-taxes ("EBIT"), and before extraordinary income, of $2,302,000 for the nine months ended September 30, 1999, compared to a loss of ($2,220,000) for the nine months ended September 30, 1998.

     Net interest expense increased from $569,000 (6% of sales) in the nine month period ended September 30, 1998 to $1,562,000 (4% of sales) in the current period due to an increase in the Company's debt level. The Company borrowed approximately $17,000,000 to finance the purchase of ComStream Holdings after the end of the prior period, and paid that debt off during the current period, reported on herein.

     The Company recorded extraordinary income of $188,000 during the nine month period ended September 30, 1999 as a result of the negotiated forgiveness of previously recorded and unpaid interest expense in connection with the note payable to Spar.

     The Company recorded income tax expense for the nine months ended September 30, 1999 of $15,000 (representing alternative minimum tax). There has been no prior provision for income tax.

     Based on all of the above, the Company recorded net income of $914,000 or $.14 per diluted weighted average common share outstanding for the nine months ended September 30, 1999, compared to a net loss of ($2,789,000) or ($.47) per weighted average common share outstanding, for the nine month period ended September 30, 1998.

     The Company's new-orders-booked (Bookings) increased 282% to $43,849,000 for the nine month period ended September 30, 1999 from $11,490,000 for the period ended September 30, 1998. This increase was primarily a result of the Company's acquisition and integration of Comstream Holdings into the operations of the Company.

     The Company's level of unfilled-orders-to-ship (Backlog) increased 111% to $13,193,000 for the current period from $6,253,000 at September 30, 1998 primarily due to the record level of Bookings received during the current reporting period.


Liquidity and Capital Resources

     The Company's working capital deficit was ($5,649,000) at September 30, 1999, an increase in working capital of $3,155,000 from a working capital deficit of ($8,804,000) at December 31, 1998. This change was primarily a result of a reduction in current liabilities of ($4,797,000) primarily made up of a reduction in short term notes payable of ($2,080,000), a reduction in accounts payable of ($787,000), and in other accrued expenses and short term capital lease obligations of ($1,930,000) as offset by a reduction in current assets of ($1,643,000), made up of an increase in cash of $1,367,000 and a decrease in accounts receivable of ($1,707,000), inventories of ($1,142,000) and prepaid expenses of ($160,000).

     The availability of additional borrowings under the credit agreement expired September 29, 1999, but has been extended verbally, pending preparation of a renewal agreement. The Company believes that its bank credit lines and cash from operations are likely to be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.

     Net cash provided by/(used in) operating activities was $2,997,000 for the current period, as compared to ($975,000) used in the nine month period ended September 30, 1998.

     Cash used in investing activities consists of proceeds from the sale of fixed assets and additions to equipment of ($235,000) for the current period as compared to the prior period amount of ($10,390,000) which included $10,000,000 of restricted cash used for the investment in ComStream.

     The Company's net cash (used in)/provided by financing activities was ($1,395,000) and $11,571,000 (including $10,000,000 borrowed for the ComStream acquisition) during the periods ended September 30, 1999 and September 30, 1998, respectively.

     As a result of the foregoing, the Company increased its cash balances by $1,367,000 during the current period, compared to an increase in cash balances of $206,000 for the nine month period ended September 30, 1998.


Year 2000 Compliance

     The Year 2000 issue concerns the fact that certain computer systems and processors may recognize the designation "00" as the year 1900 when it is intended to mean the Year 2000, resulting in system failure or miscalculations. Other potential date related errors may result from computer systems' inability to recognize the year 2000 as a "leap year" and such dates as 9 September 1999 (9-9-99 or "all nines"), 1 January 2001 (1-1-01) may cause errors. All of these "date related issues" are commonly referred to as the "Year 2000 Issue", the "Y2K problem" or the "Millenium Bug". Commencing in 1997, we began a comprehensive review of our information technology systems, upon which our day to day business operations depend, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of the factors considered in the review process. We have completed that review and believe that all mission critical systems at our Phoenix and San Diego facilities are Year 2000 compliant.

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

     As part of our comprehensive review, we are continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom Radyne ComStream has material relationships. A Year 2000 readiness survey was sent to all of our material vendors and customers. We have received acceptable responses from all of our mission critical vendors and about 65% of our non-critical vendors. We expect to receive responses from 75% to 80% of our non-critical vendors. Efforts continue to obtain as many replies as possible. In any event, we plan to increase some inventory levels to mitigate any risk of inventory supply problems. We have also created a database to track responses, problems and follow-up plans. While our assessments of the readiness of our vendors are necessarily dependent upon their survey responses, we intend to test their stated compliance where we determine that to be a necessary and feasible step.

     In evaluating the potential impact of vendor Y2K noncompliance, we believe that the two worst case scenarios would likely be as follows. First, if the electric utility at either of our principal facilities were to black out, operations at that facility could cease for the duration of the problem. At this point those utilities have provided reasonable assurances of their own Y2K compliance, although they are not in a position to rule out potentially relevant problems elsewhere on the power grid. Second, if one of our major circuit board suppliers were to report Y2K compliance, but then surprise us with a shutdown, our delivery schedule would be adversely affected. However, since our contingency plan includes maintenance of a three-month inventory of critical parts, we would expect to be able to replace the noncompliant vendor in a timely enough manner to avoid a product delivery delay of more than 30 days. However, we are not able to precisely determine the effect on results of operations, liquidity and financial condition in the event our material vendors and customers are not Year 2000 compliant. Our inability to accurately forecast such effects may prevent Radyne ComStream from taking necessary steps to rectify any Year 2000 problems in advance. Moreover it is impossible to predict the extent, if any, to which customers may allocate funds to the solution of their own Year 2000 problems instead of purchasing our products. We will continue to monitor the progress of our material vendors and customers and formulate a contingency plan if and when we conclude that a material vendor or customer may not be compliant.

     We have completed a review of our products and determined that all but one feature of one older ComStream product are Year 2000 ready. We are notifying purchasers and potential purchasers of this product, relatively few of which have been sold, that the feature in question is not compliant and that it can either be turned off or the non-compliant log can be erased so that the dates will sequence correctly after 1-1-2000. The feature is not critical to the function of the equipment.

     While we believe our efforts to date are adequate to prevent any Year 2000 problem from having a material adverse effect on Radyne ComStream, our assessment may turn out to be inaccurate.

Year 2000 Readiness Costs
Project Statistics:
Cost to date (labor)                        $  95,000
Estimated cost at completion                $  100,000 to $110,000

                                                                                                                           System
                               Inventory           Assessment              Remediation              Unit Testing           Testing
                               ---------           ----------              -----------              ------------           -------
Percentage Completed           100%                100%                    100%                     95%                    85%
Completion Date                4/30/99             6/30/99                 7/31/99                  10/31/99               11/15/99


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

     Our financial instruments consist primarily of short-term variable rate revolving credit lines. Our debt at September 30, 1999 consisted of notes payable under a line of credit agreement.

                           PART II - OTHER INFORMATION

Item 5 - Other Information - Recent Developments

Rights Offering

     Radyne ComStream has extended the expiration date of the stock subscription rights previously issued to its stockholders of record as of April 16, 1999 for the purchase of up to 4,745,076 shares of its common stock, par value $.002 per share at $3.73 per share. The new expiration date is December 1, 1999.

     As of November 1, 1999, 4,301,315 of those shares had been purchased.

Stock Option Exercises

     Since September 30, 1999 Radyne ComStream management has exercised options to purchase shares of the Company's common stock as follows:

         Robert C. Fitting, Chief Executive Officer       -    128,200 shares
         Steven Eymann, Chief Technical Officer           -     64,100 shares
         Garry D. Kline, Chief Financial Officer          -     25,551 shares

     In order to exercise the options, Messrs. Fitting, Eymann and Kline have borrowed from the Company $200,000, $100,000 and $50,000, respectively. If the borrower continues to be employed by Radyne ComStream, the Company will forgive one-half of each loan (including interest at 5% per annum) on the first and second anniversaries of the loan and provide sufficient bonus compensation at those times to enable the employee to satisfy the resulting income tax obligation.

Item 6 - Exhibits and Reports on Form 8-K

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


Dated:     November 9, 1999                RADYNE COMSTREAM INC.


                                      By:  /s/ Robert C. Fitting
                                           ------------------------------------
                                           Robert C. Fitting
                                           Chief Executive Officer and President


                                      By:  /s/ Garry D. Kline
                                           ------------------------------------
                                           Garry D. Kline
                                           Vice President, Finance
                                           (Chief Financial Officer and
                                           Accounting Officer)