Form 10-K
period 1999-12-31
RADYNE COMSTREAM INC
filed 2000-03-03
CIK 718573

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

For the fiscal year ended                                        Commission File
December 31, 1999                                                 Number 0-11685

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

                          Common Stock, $.002 Par Value
                         Common Stock Purchase Warrants

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

     The aggregate market value of the voting stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of February 22, 2000 was approximately $67,800,000

     As of February 22, 2000, there were 13,552,496 shares of the registrant's common stock outstanding.

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

     o the "Risk Factors" set forth in our Registration Statement on Form S-2 (No. 333-90731), dated February 7, 2000;

     o    other factors to which this report refers.

ITEM 1.  BUSINESS

Overview

     We design, manufacture, and sell equipment used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite communications links. We also design, manufacture, and sell equipment used in cable television systems. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable. We serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, and the United States government.

     Our products have been utilized in major communications systems worldwide, including the following:

     o The world's highest capacity domestic, digital satellite telephone network -- PT Telkom, Indonesia.

     o Italy's first digital telephone/data network -- Telespacio, Italian Railways.

     o    Colombia's first alternate telecommunications network -- Americatel.

     o Earth stations for the first international satellite links in China, India, Pakistan, Brazil, Haiti and Zambia.

     o    The world's largest private satellite broadcast network -- Reuters.

     o International Cablecasting Technologies -- utilizing 40,000 digital audio broadcast receivers.

Industry Overview

     Satellite technology has been established as a key element in the growth of communications systems. Satellites enable high-speed communications service where there is no suitable alternative available. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks can be rapidly installed, upgraded, and reconfigured as compared with land-based networks, which require rights-of-way and are expensive and time consuming to install and upgrade. The three principal categories of satellite communications service applications are fixed satellite services, mobile satellite services, and direct broadcast services.

     Fixed Satellite Services. Fixed satellite services provide point-to-point and point-to-multipoint satellite communication of voice, data, and video between fixed ground-based earth stations. The introduction of high-power satellites has created additional growth within the fixed satellite services segment by enabling the use of smaller, less costly earth stations for applications such as corporate data networks, intranet access, and rural telephony.

     Mobile Satellite Services. Mobile satellite services operate between fixed earth stations and mobile user earth stations, or terminals. These services provide mobile voice and data transmission capability on land, sea, and air. New mobile satellite services are being developed to bring more extensive coverage and circuit reliability for mobile telephone and data services to underserved populations throughout the world.

     Direct Broadcast Services. Direct broadcast satellite services provide a direct transmission link from high-power satellites to customers over a wide geographic area. This includes direct-to-home television services, direct broadcast data services, and Internet access.

     Satellite communication systems used to provide these services consist of two elements: satellites (the "space segment") and ground-based transmission and reception systems (the "ground segment"). The space segment consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground segment consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, a satellite modem, a frequency controller, and voice, data, and video network interface equipment. Earth stations provide a communications link to the end user either directly or through land-based networks.

     We have participated principally in the ground segment products, systems, and networks portion of the market. The Satellite Industry Association estimates the global market for satellite ground equipment and integration services was $15.2 billion in 1998, of which our management estimates $800 million was for the type of equipment we develop, manufacture, and market.

Industry Growth

     We believe that growth in demand for satellite system ground-based equipment has been and will continue to be driven by, among other things, the growth of satellite-delivered communications services such as the fixed, mobile, and direct broadcast services described above. According to the Satellite Industry Indicators Survey: Selected 1998 Survey Results conducted by the Satellite Industry Association and Futron Corporation, total revenues for providers of satellite communications services grew at an 18% compound growth rate to $26.2 billion in 1998, from $21.2 billion in 1997 and $15.9 billion in 1996.

     We believe that future growth in satellite communications services will be driven principally by the following major factors:

     o    Global   deregulation  and  privatization  of   government-monopolized
          telecommunications carriers, which will stimulate growth in the communications industry in general.

     o Growing worldwide demand for communications services in general, including data communications services over the Internet and corporate Intranets.

     o The relative cost-effectiveness of satellite communications for many applications, such as digital television delivery.

     o Technological advancements that broaden applications for and increase the capacity in satellite networks.

     Deregulation and Privatization. Many developing countries that had previously not committed significant resources to or placed a high priority on developing and upgrading their communications systems are now doing so, primarily through deregulation and privatization. A significant number of these countries do not have the resources, or have large geographic areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite communications services systems to meet the requirement for communications services in these countries.

     Growing Worldwide Demand for Communications Services. Factors contributing to the growing demand for communications services include worldwide economic development and the increasing globalization of commerce. Businesses have a growing need for higher bandwidth services to communicate with their customers and employees around the world and are increasingly reliant upon Internet and multimedia applications. We expect demand for these kinds of higher bandwidth services to grow in both developed and developing countries.

     Cost-Effectiveness of Satellite Communications. The relative cost-effectiveness of satellite communications services is a major factor driving the growth of satellite communications services in areas with rapidly growing telecommunications infrastructures. Large geographic areas, where population concentrations are separated by significant distances, require a technology whose cost and speed of implementation is relatively insensitive to distance. Unlike the cost of land-based networks, the cost to provide services via satellite does not increase with the distance between sending and receiving stations.

     Technological Advances. Technological advances continue to increase the capacity of a single satellite and reduce the overall cost of a system and the service it delivers. This increases the number of potential end-users for the services and expands the available market. We believe that recent technological developments such as bandwidth on demand, digital television compression technology, and signal processing methods will continue to simulate the demand for the use of satellite communication services.

Market Opportunities

     Satellite communication systems provide a number of advantages over land-based networks for a variety for applications. We have identified several key markets and customer groups that we believe provide opportunities to sell our products.

International and Rural Telephony

     Satellite   communication   systems  enjoy   advantages  in   international
telecommunications markets for several reasons:

     o    It is not cost-effective to utilize land-based  networks in many areas
          of  the  world,   especially   developing   countries   where   modern
          communications capabilities are just beginning to develop.

     o All areas within a satellite beam receive the same level of service, making it highly attractive in rough terrain or underdeveloped regions.

     o Satellites can be deployed much more rapidly to offer international services.

     We believe there are certain communication requirements that can be reasonably satisfied only with satellite systems. For example, satellite communications offer a cost-effective solution that can be installed relatively quickly to provide communications services in remote or sparsely populated areas, in rugged or in mountainous terrain, or in nations composed of many islands, a geographical feature which is relatively common in the Pacific region.

     The potential to reach areas of low subscriber density without costly construction of land-based networks makes satellite communication systems a viable solution for rural telephony systems. Rural telephony can be described as an intra-country telecommunications network linking many remote locations, such as small villages or islands in the Philippines. These networks allow villages to communicate with each other and with the world. In a typical rural telephony system, a small village might install a satellite earth station in a central location such as the local post office. Residents then use this convenient location to communicate throughout the country and the world.

Private Networks

     As businesses and other organizations expand into regions of the world where the telecommunications infrastructure is inadequate for land-based networks, the need for alternative communications connections among multiple facilities becomes evident. A private network is a dedicated communications and/or data transmission network. Such a network may link employees of a multiple-location business with co-workers located throughout the world. Users can consolidate multiple-applications over a single satellite network and receive the same quality of service at a lower over-all cost. We believe the satellite communications industry is poised to gain a foothold in this market by offering reliable high-speed connectivity. Satellite systems can bypass the complexity of land-based networks, multiple carriers, and varying price and billing schedules.

Information and Radio Broadcasts

     Satellites are an ideal transmission medium for broadcast services, as a single satellite has the ability to communicate with ground locations spread across up to one-third of the surface of the earth. Financial news providers, merchandise retailers, and others use satellite systems to provide financial data and other audio and video transmissions for a variety of applications, such as news wire services and supermarket in-store radio.

Television Video Distribution

     Compressed digital video is a recently developed technology that provides significant new market opportunities for the satellite communications industry. The development of digital compression technology allows the transmission of television signals via satellite in a smaller bandwidth than is currently possible through alternative technologies. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services, including the following:

     o Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators.

     o    Compressed  video encoding and decoding make satellites  available for
          less    demanding    video    transmissions,     including    business
          teleconferencing, private business networks, and telemedicine.

     o    The  economics  of  compressed   video  allow  the  use  of  satellite
          transmission for long-distance teaching applications.

     o Digital cinema distribution is emerging as a viable alternative to the physical distribution of feature length films.

     o There is an emerging market to provide data and video directly to the personal computer via satellite.

Internet Communications

     The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. According to International Data Corporation, the number of people worldwide accessing the Internet will grow from approximately 100 million at year end 1998 to 320 million by 2002. This growth is expected to be driven by the large and growing number of personal computers installed in homes and offices, the declining prices of personal computers, improvements in network infrastructure, the availability of faster and cheaper Internet access, and the increasing familiarity with and acceptance of the Internet by businesses and consumers. Internet usage also is expected to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities, and the absence of geographic or temporal limitations.

     According to DTT Consulting, a satellite industry consulting and research firm, there has been significant growth in the use of satellites for Internet traffic in recent years. This growth has been centered on connecting Internet service providers, or ISPs, with Internet servers. DTT Consulting estimates there were 948 satellite ISP links in operation in January 1999, up from 222 at the same time in the prior year. Satellite capacity is being used for ISP links primarily where fiber cable is prohibitively expensive or rare, such as in underdeveloped or emerging countries or where there is insufficient transoceanic fiber. Although ISPs rarely use satellites to provide point-to-point infrastructure for the Internet within the United States, the following table sets forth data that indicates that nearly one in ten ISPs worldwide use satellite capacity to link with an Internet server for point-to-point traffic.

                Internet Service Providers Connections by Region
                               As of January 1999

                                                                     % ISPS
                                                    No. Satellite   Connected
    Geographic Area                   No. of ISPS       Links      via Satcoms*
    ---------------                   -----------   -------------  ------------
Western Europe ..................        2,273            84           3.7%
CEE and CIS** ...................          359           280          78.0
Sub-Saharan Africa ..............          288           131          45.5
Latin America ...................          577           138          23.9
Middle East & North Africa ......          156            48          30.8
Asia ............................          825            85          10.3
Australasia .....................          748            86          11.5
North America ...................        4,512            96           2.1
                                         -----         -----          ----
         Total ..................        9,738           948           9.7%
                                         =====         =====          ====

Source: DTT Consulting

---------
*    Satcoms are communications satellites.

** CEE stands for Central and Eastern Europe and CIS stands for the Commonwealth of Independent States.

     We expect satellite communications to continue to offer a cost-effective augmentation capability for Internet service providers, particularly in markets where land-based networks are unlikely to be either cost-effective or abundant, such as rural areas. Additionally, satellite broadcast architecture provides an attractive alternative for Internet service providers, which presently are dealing with the bottlenecks associated with rapid and uneven Internet growth. Satellite systems can relieve congestion by providing a low-cost means of selectively distributing content to sites closer to end-users. Today, only 1,000 Websites represent over 80% of the most frequently accessed content on the Internet. These Web pages can be transmitted via satellite at regular intervals to designated server destinations and then stored in servers for local users to access. This cached content reduces the need to retrieve the most popular data from the source, thus reducing delays and congestion on the Internet. Likewise, we expect Internet multicasting to serve as a solution for the distribution of large applications, such as database updates.

Government and Military

     The United States government provides a significant market opportunity for satellite equipment manufacturers as the defense budget shrinks and government policies encourage the use of commercial off-the-shelf components whenever feasible. This provides us with the opportunity to configure our standard products for a customer that is sizable and likely to provide consistent business.

Strategy

     Our business goals are to expand our market share in our ground-based satellite systems business and improve profitability. We intend to achieve these goals through the following strategies:

     Target Providers of Fixed, Mobile, and Direct Broadcast Communications Services Worldwide. We plan to target developing markets that we believe will account for a significant portion of the demand for satellite-based systems. These markets typically lack terrestrial infrastructure adequate to support demand for domestic and international communications services. We plan to target providers of rural telephony services and Internet service providers in developing markets because we believe they will rely extensively upon satellite communication solutions. In developed countries, we plan to target emerging satellite communications service providers such as those offering direct broadcast applications.

     Exploit New Applications for Our Existing Satellite Technology. We plan to adapt existing products for use in the Internet broadband, cable television, and television news gathering markets, which utilize digital receivers and transmission equipment using many of the same modulation, coding, interface, and protocol technologies as the satellite business. We have adapted some of our products for the television distribution market, including satellite modems that we converted for use in cable television systems. We also recently entered into a strategic relationship with DiviCom Inc., a major producer of compressed digital television systems. Under this arrangement, our strategic partner will utilize our products in cable systems that it markets to cable television system operators.

     Develop New Products to Exploit New Market Opportunities. We plan to use our international sales force and our research and development capabilities to identify new market opportunities and develop new products to exploit these opportunities. We intend to develop new products to penetrate and increase our presence in the markets for Internet communications, rural telephony for developing markets, high-speed satellite communications, government data equipment, cable television distribution, and private networks for businesses and governments.

     Provide High-Margin Customized Products to Niche Markets. We design our products so we can adapt them to differing specifications with minimal engineering. We plan to design and produce customized products for niche markets, particularly military and government markets, which require customized technology.

     Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product line, improve our sales force or increase our profitability.

Products

     We offer the following product families:

     o    Satellite modems and earth stations.

     o    Frequency converters.

     o    Data, audio, and video broadcast equipment.

     o    Digital video broadcast (DVB) and high speed modems.

     o    Cable and microwave modems.

Satellite Modems and Earth Stations

     We produce satellite modems that are sold individually and earth stations that are a bundled solution built around our satellite modems. Satellite modems transform user information, such as data, video or audio, into a signal that can be further processed for transmission via satellite. We produce several varieties of satellite modems, which operate at different speeds using a variety of modulation techniques.

     Our earth stations commonly consist of several components, including a satellite modem, a frequency converter, a transceiver, a transmitter, and an antenna. Earth stations serve as an essential link in transmitting signals to, and receiving signals from, satellites. Our earth stations enable users to program power levels and operating parameters in order to compensate for low signal levels, extreme weather conditions, and other variables. We design and manufacture our earth stations using components that we manufacture as well as components that we obtain from other manufacturers.

     Our Star Network Management System augments these product offerings. The Star Network Management System, which consists of a Windows NT(R) point and click system, is used to remotely monitor and maintain the functioning of an entire network of modems, earth stations, and ancillary equipment. This can be done from a single location, thereby eliminating the need to travel to each remote location. This system provides local and remote modem management, control of the equipment connected to the modems and earth stations, collection of network status and alarm information, remote channel monitoring, and dial-up control.

Frequency Converters

     We currently market two varieties of converters used to transmit signals to satellites and three converters used to receive signals relayed from satellites. We also produce a redundancy control unit, which will switch a satellite system to stand-by equipment in the event of a malfunction in a satellite modem or converter. Such redundancy is a critical element for many of our customers, such as rural or international telephony networks, that strive to provide uninterrupted satellite communications services to their customers.

     Each satellite is configured to receive or transmit a particular radio wave pattern, otherwise called a frequency band, which is typically different from the frequency of the satellite modem. Frequency converters are used to alter the input/output of a satellite modem into a wave pattern that can be interpreted by the particular satellite being used in the satellite system to relay communication signals.

Data, Audio and Video Broadcast Equipment

     Our digital audio distribution products provide radio networks, service providers, and merchandise retailers with a satellite distribution system for the broadcast of in-store advertising and background music. Our data distribution products deliver real-time, high-value data and digital video broadcast services. To date, the primary customers for our data distribution products have been participants in the financial industry. For example, our IntelliCast Digital Data Broadcast Receiver is used by customers, such as Reuters, to distribute financial information, up-to-date news stories or image files of weather information and database updates from a central location to many remote outlets.

     Our Mediacast Satellite PC/Receiver card allows personal computers to request information over a telephone link and then receive a digital video broadcast of a wide range of data, audio, and video information directly from a satellite. This speeds the reception of information, particularly in regions with underdeveloped telephony, and is often used by Internet service providers.

Digital Video Broadcast (DVB) and High Speed Modems

     Our DVB modems facilitate the transmission of high-quality video images among multiple locations via satellite. These modems utilize digital compression technology that allows users to transmit television signals in a smaller bandwidth than is possible using older technology, thereby making television transmission by satellite more economical. Video compression allows for the transmission by satellite of a much higher number of channels than was previously the case, thus producing a significant new market for our products. Satellites are often used in industries where live, high-quality video images are essential, such as direct television broadcasts.

     Our high-speed digital modems transmit a greater volume of data than standard satellite modems. Our modems are used in large satellite system connections that transmit significant amounts of data at high speeds. Internet service providers and government agencies are principal customers for our high-speed and digital high-speed products.

Cable and Microwave Modems

     Our cable modems are used primarily in the distribution of digital video for use by cable television distributors and in high-definition television. The design of our cable modems allows for the transmission of digital video on terrestrial, broadband cable and enables system operators to manage and control the available bandwidth. Our microwave modems transmit over microwave frequencies and usually feature high-speed and multidata-rate capabilities that provide a complete point-to-multipoint communication link that facilitates microwave link upgrades. For example, television stations use our microwave modems to transmit audio and video over a microwave link to and from digital news gathering trucks.

Research and Development

     We conduct an active and ongoing research and development program that focuses on advancing technology, developing improved design and manufacturing processes, and improving the overall quality of the products we provide. Our goal is to provide our customers with new solutions that address their needs. Our research and development personnel concentrate on technology for the satellite communications, telecommunications, and cable television industries. Our future growth depends on increasing the market share of our new products, adapting our existing satellite communications products to new applications, and introducing new communications products that will find market acceptance and benefit from our established international distribution channels. Accordingly, we are actively applying our communications technology expertise to improving the performance of our existing products and developing new products to serve existing and new markets.

     We work closely with our customers and potential customers to assess their needs in order to facilitate our design and development of new products. We believe that this approach minimizes our development risk and improves the potential for market acceptance of our product introductions. Additionally, we use information obtained from our customers and our technological expertise to develop custom-designed products for our customers' special applications.

     Research and development expenses amounted to $9.1 million for the year ended December 31, 1999, $4.3 million for the year ended December 31, 1998, and $2.3 million for the year ended December 31, 1997. A number of new products were either launched or reached an advanced stage of development during these periods.

     Much of the increase in research and development expenses is due to developmental products acquired in the 1998 acquisition of ComStream Holdings, Inc., but the remainder is directly related to our ongoing commitment to expand our product line and penetrate new markets. We intend to use a significant portion of the proceeds obtained through a public offering of our common stock to fund our research into Internet-related products for satellite ISP links, and other new telecommunications products. This offering became effective on February 7, 2000. We also plan to target our research and development activities at digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will prove successful.

Sales and Marketing

     We sell our products through an international sales force with sales and/or service offices in San Diego, Phoenix, Boca Raton, Beijing, Singapore, London, Amsterdam, and Jakarta. Our direct sales force consists of 14 individuals supported by systems and applications engineers. We focus direct sales activities on expanding our international sales by identifying emerging markets and establishing new customer accounts. Additionally, we directly target certain major accounts that may provide entry into new markets or lead to subsequent distribution arrangements. International representatives, distributors and systems integrators sell our products, supported by our sales and marketing personnel.

     We participate in approximately six trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our Web site (http://www.RadyneComStream.com).

     We maintain a customer service and support staff that primarily supports customers and distributors and is responsible for after-sale support and installation supervision. In certain instances, we use third-party companies to install and maintain our products at our customers' sites.

Customers

     Our customers generally include national and international telecommunications providers, digital television users, including broadcast and cable networks, Internet service providers, financial information providers, systems integrators, and the U.S. government.

     For the years ended December 31, 1999 and 1998, no single customer represented more than 10% of our net sales. During the year ended December 31, 1997, one customer represented 14.5% of our net sales. Because of the nature of our business, we anticipate that any customers that represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

     Our sales in principal foreign markets for the periods indicated consisted of the following percentages of total sales.

    Region                   Year ended          Year ended          Year ended
    ------                    12-31-99            12-31-98            12-31-97
                             ----------          ----------          ----------
Asia                             25%                  7%                 32%
Africa/Middle East                4%                  8%                  0%
Latin America                     4%                  9%                 12%
Europe                           21%                 23%                  7%
Canada                            2%                  3%                  5%
                                 --                  --                  --
Total Exports                    56%                 50%                 56%


     We believe that the amount of our total exports may rise in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may not, however, succeed in our efforts to cultivate such markets.

Competition

     We have a number of major competitors in the satellite communications field. These include large companies, such as Hughes Network Systems, NEC, and Adaptive Broadband Corp., all of which have significantly larger and more diversified operations and greater financial, marketing, human and other resources than we possess. We estimate that our major competitors in the principal markets in which we compete have the following market shares as compared to our market share:

                                                              Digital Video
                                    Satellite Modems &         Broadcast &          Government &         Data, Audio &
Competitor                            Earth Stations        High Speed Modems      Military Modems      Video Broadcast
----------                             --------------       -----------------      ---------------      ---------------
Adaptive Broadband............              19%                    30%                   35%                    *
Hughes Network Systems........              19                     *                       *                    *
SSE Telecom...................              8                      *                      10                    *
NEC...........................              24                     *                       *                    *
Wegener.......................              *                      *                       *                   25
IDC...........................              *                      *                       *                   25
Radyne ComStream..............              8                     35                      35                   40

---------
*    Competitor does not participate in product category.

     We do not believe that any other single competitor has a greater than 10% market share for any of these product classes. However, the foregoing market share figures represent estimates based on the limited information available to us, and we cannot assure you that it is accurate.

     We compete by concentrating our sales efforts in the international market and emphasizing our product features and quality. We believe that the quality, performance, and capabilities of our products, our ability to customize certain network functions, and the relatively lower overall cost of our products as compared to the cost of the competing products generally offered by our major competitors represent major factors in our ability to compete. However, our major competitors have the resources to develop products with features and functions that are competitive with or superior to our products. Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers or could force us to lower the prices we charge for our products.

     We believe we are well positioned to capitalize on the increased demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:

     o An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team have an average of over 20 years of experience in the satellite communications industry.

     o Our expansive line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers' requirements.

     o Our ability to custom design products for our customers' special applications and to provide a one-stop shopping option to our customers.

     o Our ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

     o Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including in Beijing, Singapore, London, Jakarta, and Amsterdam.

     o    Our October 1998 acquisition of ComStream, which:

          o    significantly expanded our product lines,

          o    enhanced our sales force,

          o    increased our market share, and

          o    increased our profitability.

Manufacturing

     We assemble and test certain of our products at our Phoenix, Arizona and San Diego, California facilities using subsystems and circuit boards that we obtain from subcontractors. We obtain the remainder of our products, completely assembled and tested, from subcontractors. Although we believe that we maintain adequate stock to reduce the procurement lead time for certain components, our products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers were unable or unwilling to fulfill our requirements, we could experience an interruption in production until we develop an alternative supply source. We maintain an inventory of certain chips and components and subassemblies to limit the potential for such an interruption. We believe that there are a number of companies capable of providing replacements for the types of chips and customized components and subassemblies used in our products.

     In 1999, our Phoenix facility was awarded ISO-9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing, and distribution processes. This certification will assist in increasing the acceptance of our products in foreign markets. We intend to pursue certification of our San Diego facility. We cannot provide assurance, however, that certification will be granted.

Intellectual Property

     We rely on our proprietary technology and intellectual property to maintain our competitive position. We protect a significant portion of our proprietary technology as trade secrets by relying on confidentiality agreements with our employees and some of our suppliers. We also control access to and distribution of confidential information concerning our proprietary information.

     We also have patents which protect certain of our proprietary technology. We have been cautious in seeking to obtain patent protection for our products, since patents often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some of the foreign countries in which we sell our products do not provide the same level of protection to intellectual property as the laws of the United States provide. We will continue to seek patent protection for our proprietary technology in those cases where we think it can be obtained and will provide us with a competitive advantage.

Employees

     As of December 31, 1999, we had 183 full-time employees, including three executive officers, 123 in engineering and manufacturing, 34 in marketing operations, and 23 in administration. These figures include 23 employees who are based outside the United States. None of our employees are represented by a union in collective bargaining with us. We believe that our relationships with our employees are satisfactory.

ITEM 2. PROPERTIES

     In order to accommodate our recent growth, we moved into new leased facilities in both Phoenix, Arizona and San Diego, California in late 1998. We currently have 76,000 square feet available in Phoenix and 66,400 square feet available in the San Diego facility. The lease for our Phoenix facility expires in July 2008 and we have an option to renew for two consecutive terms of five years each. The lease for our San Diego facility expires in March 2005 and we have an option to renew for two consecutive terms of five years each. We expect these facilities will be adequate for meeting our needs in the immediate future.

     We also have regional sales and service offices in Boca Raton, Beijing, Singapore, London, Jakarta, and Amsterdam. All of these facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the three months ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was traded on the OTC Bulletin Board under the symbol "RADN" as of December 31, 1999. As a result of our public offering, which became effective February 7, 2000, our common stock and warrants now trade on the Nasdaq SmallCap Market under the symbols "RADN" and "RADNW," respectively. The following table sets forth the range of high and low trading prices as reported by the OTC Bulletin Board for the periods indicated. At February 22, 2000, we had approximately 419 stockholders of record and approximately 2,460 beneficial owners of our common stock.

                                                       High $              Low $
                                                       ------              -----
1997:
         First Quarter .....................                6              3 1/8
         Second Quarter ....................            3 1/4                  3
         Third Quarter .....................           10 3/4                  5
         Fourth Quarter ....................           10 1/2                  4

1998:
         First Quarter .....................            5 1/4              2 1/8
         Second Quarter ....................                5              2 3/4
         Third Quarter .....................          4 15/16              3 1/4
         Fourth Quarter ....................                5              2 1/2

1999:
         First Quarter .....................            4 1/4              2 1/4
         Second Quarter ....................            3 3/4              2 1/2
         Third Quarter .....................           3 9/16              2 1/4
         Fourth Quarter ....................            8 1/2              2 3/4

     On March 1, 2000 the last sale price of the common stock as reported by the NASDAQ SmallCap Market was $28.50 per share.

     We have not paid dividends on the Common Stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected statement of operations data for the years ended December 31, 1999, 1998 and 1997, the six months ended December 31, 1996, the year ended June 30, 1996 and the six and one-half month period ended June 30, 1995, and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by our independent auditors: KPMG LLP (in the case of the years ended December 31, 1999 and 1998) and Deloitte & Touche LLP (in the case of the year ended December 31, 1997, the six months ended December 31, 1996, the year ended June 30, 1996, and the six and one-half months ended June 30, 1995). Per share data and shares outstanding reflect an adjustment for the effects of the 1-for-5 reverse split of our common stock, which became effective on January 9, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this 10-K Annual Report.

     The variations in the duration of the respective periods in the table on the following page are due to a series of changes in our fiscal year. Upon our emergence from bankruptcy on December 16, 1994, our fiscal year ended. We then adopted the fiscal year of our new parent, which ran through June 30, 1995 which created a 6 1/2 month period, followed by a full year ended June 30, 1996. We then became a subsidiary of ST in August 1996 and adopted its fiscal year (the calendar year), which created a stub fiscal period from July 1, 1996 through December 31, 1996.

STATEMENT OF OPERATIONS DATA:
                                                        Years Ended December 31,             6 Months                   6 1/2 Months
                                                ----------------------------------------      Ended      Year Ended        Ended
                                                    1999          1998          1997         12/31/96      6/30/96        6/30/95
                                                ------------  ------------  ------------   ------------  ------------  ------------

Net sales ..................................... $ 55,839,792  $ 21,111,704  $ 13,446,852   $  4,905,059  $  3,829,523  $  1,861,262
Cost of sales .................................   29,970,560    15,808,459     8,022,262      4,052,433     2,559,350     1,228,747
                                                ------------  ------------  ------------   ------------  ------------  ------------
Gross profit ..................................   25,869,232     5,303,245     5,424,590        852,626     1,270,173       632,515
                                                ------------  ------------  ------------   ------------  ------------  ------------
Selling, general and administrative expense ...   12,355,188     5,531,213     4,242,138      1,437,971     1,843,576       961,162
Research and development expense ..............    9,126,545     4,296,268     2,262,066        808,025     1,794,823            --
Stock option compensation expense .............      350,000     1,566,075            --             --            --            --
In-process research and development expense ...           --     3,909,000            --             --            --            --

Restructuring costs ...........................           --     3,100,000            --             --            --            --

Asset impairment charges(1) ...................           --       262,935            --        421,000            --            --
                                                              ------------  ------------   ------------  ------------  ------------
Total operating expenses ......................   21,831,733    18,665,491     6,504,204      2,666,996     3,638,399       961,162
                                                ------------  ------------  ------------   ------------  ------------  ------------
Earnings (loss) from operations ...............    4,037,499   (13,362,246)   (1,079,614)    (1,814,370)   (2,368,226)     (328,647)
Interest expense ..............................    1,910,422     1,198,777       677,102        255,604       256,871        36,209
Other income ..................................      (76,045)      (23,480)           --             --            --            --
                                                ------------  ------------  ------------   ------------  ------------  ------------
Earnings (loss) before income taxes and
extraordinary item ............................    2,203,122   (14,537,543)   (1,756,716)    (2,069,974)   (2,625,097)     (364,856)
Income taxes ..................................       85,000            --            --             --            --            --
                                                ------------  ------------  ------------   ------------  ------------  ------------
Earnings (loss) before extraordinary item .....    2,118,122   (14,537,543)   (1,756,716)    (2,069,974)   (2,625,097)     (364,856)
Extraordinary item ............................      188,182            --            --             --            --            --
                                                ------------  ------------  ------------   ------------  ------------  ------------
Net earnings (loss) ........................... $  2,306,304  ($14,537,543) ($ 1,756,716)    (2,069,974)   (2,625,097)     (364,856)
                                                ============  ============  ============   ============  ============  ============
Basic earnings (loss) per share:
   Earnings (loss) before extraordinary item .. $       0.30  $      (2.45) $      (0.35)  $      (0.55) $      (0.70) $      (0.10)
   Extraordinary item .........................         0.02          0.00          0.00           0.00          0.00          0.00
                                                ------------  ------------  ------------   ------------  ------------  ------------
   Net earnings (loss) ........................ $       0.32  $      (2.45) $      (0.35)  $      (0.55) $      (0.70) $      (0.10)
                                                ============  ============  ============   ============  ============  ============
Diluted earnings (loss) per share:
   Earnings (loss) before extraordinary item .. $       0.28  $      (2.45) $      (0.35)  $      (0.55) $      (0.70) $      (0.10)
   Extraordinary item .........................         0.02          0.00          0.00           0.00          0.00          0.00
                                                ------------  ------------  ------------   ------------  ------------  ------------
   Net earnings (loss) ........................ $       0.30  $      (2.45) $      (0.35)  $      (0.55) $      (0.70) $      (0.10)
                                                ============  ============  ============   ============  ============  ============
Weighted average shares used in computation
Basic .........................................    7,111,777     5,931,346     5,012,664      3,750,699     3,742,227     3,729,721
                                                ============  ============  ============   ============  ============  ============
Diluted                                            7,571,425     5,931,346     5,012,664      3,750,699     3,742,227     3,729,721
                                                ============  ============  ============   ============  ============  ============
EBITDA (2) .................................... $  6,948,568  ($12,297,678) ($   625,431)  ($ 1,636,835) ($ 2,091,313) ($   181,124)

BALANCE SHEET DATA:
Cash and cash equivalents ..................... $  2,947,660  $    254,956  $    569,692   $    186,488  $        971  $      2,109

Working capital (deficit) .....................   (2,255,064)   (8,803,970)    1,654,857     (5,851,527)   (4,082,987)   (1,343,018)

Total assets ..................................   28,236,062    29,190,714    10,231,617      6,572,917       272,686     3,452,999

Long-term liabilities .........................      760,085    16,862,337     4,649,404        161,968       130,414       168,304

Total liabilities .............................   23,909,150    44,427,634    11,381,678     11,019,543     5,669,338     3,264,554

Stockholder's equity (deficiency) .............    4,326,912   (15,236,920)   (1,150,061)    (4,446,626)   (2,396,652)      188,445

(1) Consists of the writedown of designs and drawings in light of the introduction of replacement products.

(2)  Earnings before interest, taxes, depreciation and amortization

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In reviewing the following discussion and analysis, the reader should take note of the fact that the respective periods being compared are of various durations. When we became an indirect subsidiary of Singapore Technologies Pte Ltd ("ST") in August 1996, we adopted ST's calendar fiscal year, which created a stub fiscal period from July 1, 1996 through December 31, 1996.

     Radyne Corp., our predecessor, was incorporated in 1980 and filed for Chapter 11 bankruptcy protection in April 1994. It successfully emerged from bankruptcy in December 1994 upon the acquisition of approximately 91% of its common stock by Engineering and Technical Services, Inc. ("ETS"), then a major customer. On August 12, 1996, ST acquired ETS through its indirect wholly owned subsidiary, Stetsys US, Inc. ST held approximately 71% of our common stock as of February 11, 2000.

     In 1995, we installed a new management team, which moved our operations from New York to Phoenix, Arizona. As part of this management change, we hired an almost entirely new staff of engineering, sales and support personnel.

     On October 15, 1998, we purchased ComStream Holdings, Inc. (a corporation incorporated under the laws of the State of Delaware with an office currently located at 6340 Sequence Drive, San Diego, California) from Spar Aerospace Limited ("Spar"), a Canadian advanced technology company. ComStream is an international provider of digital transmission solutions for voice, data, audio and video applications with offices in the United States, Singapore, Indonesia, China and the United Kingdom. ComStream recorded revenue of approximately $37 million in fiscal 1998. We acquired ComStream in an effort to expand our core business and to supplement our product lines with a number of viable developed products and superior quality products in the design stage, all of which have since been released for production. In addition, we based our decision to acquire ComStream on the strategic belief that the combined companies could compete more effectively and realize certain synergies. We believe that our acquisition of ComStream has had and will have a number of positive effects, including the following:

     1. The combined annual revenue of Radyne ComStream for fiscal 1999 was approximately $56 million versus Radyne Corp.'s 1998 stand-alone revenue of approximately $13 million. This dramatic difference in size provides us with better control over prices and margins and enables us to compete in larger markets.

     2. The acquisition has produced positive synergistic effects by combining Radyne's newer product lines with ComStream's established products and sales channels. We have experienced positive results from the efforts of the ComStream sales force as compared with our historic reliance on independent sales representatives. The addition of ComStream's technology in the satellite communications industry has strengthened our market share and provided new customers for our existing products.

     3. While we viewed ComStream's gross margins as excellent, its profitability had suffered from extremely high expenses. During 1999, we reduced ComStream's recurring expenses by approximately $1,000,000 per month. The continued efficiencies and restructuring of our product lines have resulted in significant cost savings.

     We recorded the acquisition of ComStream under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $8.7 million, of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million has been recorded as goodwill, which is being amortized over ten years. As a result of the recent completion of our settlement negotiations with Spar, the amount of goodwill recorded in the transaction was reduced by $516,000 to $1.5 million (after amortization of $254,000) in the year ended December 31, 1999. See " -- Liquidity and Capital Resources." We have included ComStream's results in our combined statement of operations from the acquisition date.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     The Company's net sales increased 164% to $55,840,000 during the year ended December 31, 1999 from $21,112,000 during the year ended December 31, 1998. This increase is primarily attributable to the increased product sales resulting from our acquisition and integration of ComStream in October 1998 and new product development.

     The Company's cost of sales as a percentage of net sales decreased to 54% during the year ended December 31, 1999 from 75% for the year ended December 31, 1998. Costs associated with the delivery of new products to the marketplace accounted for the high period costs in 1998. We expensed $911,000 during 1998 to write off these costs and to increase our provision for obsolescence; we anticipate that neither of these adjustments will have an impact on our future results of operations. In addition, we were able to realize certain synergies in our operations as a result of the acquisition and integration of ComStream, which enabled us to significantly increase our margins on product sales.

     Selling, general and administrative costs increased to $12,355,000 or 22% of sales during the year ended December 31, 1999 from $5,531,000 or 26% of sales for the year ended December 31, 1998. The increase in real costs and the reduction, in terms of percentage of sales, was primarily a result of higher expense levels and sales amounts due to our acquisition and integration of ComStream into our operations.

     Research and development expenditures increased to $9,127,000 or 16% of sales from $4,296,000 or 20% of sales during the year ended December 31, 1998. These expenses reflect our continued commitment to invest in our future through technological advances and our efforts to improve our older product lines for manufacturability and lower costs. The increase in real costs and the reduction, in terms of percentage of sales, was primarily a result of the higher expense levels and sales amounts due to our acquisition and integration of ComStream into our operations. It is anticipated that the Company will continue to experience high research and development expenses as it positions itself, through the introduction of new products, to gain market share.

     Based on the increases in our gross margins and our lower operating costs as a percentage of sales (39% in 1999 compared to 88% in 1998) we recorded earnings before interest and taxes ("EBIT") of $4,037,000 during 1999 compared to a loss before interest and taxes of $13,362,000 in 1998. In addition to lower sales and higher operating costs as a percentage of sales in 1998, we recorded stock option expense of $1,566,000 (as compared to $350,000 in 1999) and other costs of $7,272,000 as a result of the acquisition of ComStream which significantly reduced our EBIT in 1998.

     Interest expense increased to $1,910,000 or 3% of sales in 1999 from $1,199,000 or 6% of sales in 1998 due to our increased level of debt for the first three quarters of 1999.

     We recorded extraordinary income of $188,000 during 1999 as a result of negotiated forgiveness of previously recorded and accrued interest expense in connection with the note payable to Spar related to the ComStream acquisition.

     We have recorded income tax expense in 1999 of $85,000, which related solely to Alternative Minimum Tax. Additionally, the effective tax rate is 3.6% which is significantly below statutory income tax rates because of the utilization of net operating loss carryforwards.

     Based on all of the above, we recorded net earnings of $2,306,000 or $.30 per diluted weighted average share outstanding during 1999 as compared to a net loss of ($14,538,000) or ($2.45) per diluted weighted average share outstanding during 1998.

     Our new-orders-booked (Bookings) increased 151% to $62,531,000 for the year ended December 31, 1999 from $24,904,000 for the year ended December 31, 1998. This increase was primarily a result of our acquisition and integration of ComStream into our operations in addition to new product development and enhancement.

     Our "Backlog" of orders to be shipped (unshipped orders from the prior period plus new orders booked less orders shipped during the period) was $14,522,000 as of December 31,1999, an increase of 69% over the $8,606,000 in Backlog as of December 31, 1998. Our Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.

     In connection with the acquisition of ComStream, we allocated $3,909,000 of the purchase price to seven in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     This allocation was based on a number of assumptions, including those regarding estimated project completion dates and costs. As of the year ended December 31, 1999, all of the seven projects have been completed. The original cost estimates remain essentially accurate and no other material variations in the assumptions have appeared. Therefore, we continue to regard the $3,909,000 valuation as correct.

     The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                                                       Total
                                           Product                                                   Cost at
                     Base                  Line                        Started     Completion     Completion
Description          Technology            Applicability        (Month - Year)           Date         $000'S
-----------          ----------            -------------        --------------           ----         ------
2 MB Card            QPSK, FEC Coding      Modems                      01 - 98        11 - 99         $1,820*

"CM 601" Low         Coding Modulation     Modems                      05 - 97        03 - 99          1,400**
  Cost Modem

"DT8000"             Modulation Coding     Earth Stations              03 - 97        12 - 98          2,850***
  Ku-band 2 Watt     Transmission
  Earth Station

"DBR 2000" Data      L-Band Receivers      Broadcast Data              06 - 98        06 - 99            400
  Broadcast          Packet Protocol
  Receiver

"ABR 202" Audio      L-Band Receivers      Broadcast Audio             03 - 98        12 - 98            750
  Receiver           Multiplexing

Set Top Box          DTH Television        Satellite                   03 - 97        07 - 99          1,600
  Receiver           Cable Television      Television Cable
                     Proprietary           Television
                     IC's -- MPEG
                     Decoders

MediaCast Card       Proprietary           Internet Receiver           03 - 97        03 - 99          1,900
  Receiver           IC's -- Internet      Video Receiver
                     Protocol DVB MPEG
                     Decoders
                                                                                                   ---------
                                                                                                   $  10,720
                                                                                                   =========

---------
*    Estimated at $1,800 in our Form 10-K/A for the year ended 12/31/98.

**   Estimated at $1,500 in our Form 10-K/A for the year ended 12/31/98.

***  Estimated at $2,750 in our Form 10-K/A for the year ended 12/31/98.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     We increased our net sales by 57% to $21,112,000 during the year ended December 31, 1998 from $13,447,000 during the year ended December 31, 1997. This increase was primarily attributable to the increased product sales resulting from our purchase of ComStream.

     Our cost of sales as a percentage of net sales increased to 75% during the year ended December 31, 1998 from 60% for the year ended December 31, 1997. During the year ended December 31, 1998, we recorded adjustments to inventory of approximately $911,000 (4.3% of sales) to write off excess and obsolete inventory as well as costs associated with the introduction of new products. This included approximately $280,000 of inventory associated with the DMD-5000 and DMD-4500 modem product lines and approximately $30,000 of inventory associated with the initial DVB-3000 video broadcast products, all of which were essentially rendered obsolete by the introduction of newer products. The costs associated with the introduction of new products (approximately $601,000) related principally to the following product lines in the following approximate amounts: the DD-45 and DM-45 high-speed modem products ($75,000), the DD-160 and DM-160 high speed modem products ($80,000), Ku band converters ($110,000), C-band converters ($40,000), L-band modem line ($100,000), the DMD-15G government FM order wire products ($90,000), upgrade and enhancements on digital video broadcast lines ($20,000) and upgrade and enhancements on the DMD-2401 modem line ($10,000). These costs included production line personnel training costs, short-lived diagnostic and measurement equipment, set-up costs, expedited product delivery costs, low volume pricing for purchased parts on initial production runs and the costs of reworking early circuit board designs. In addition, we increased our inventory obsolescence reserve by $1,261,000 during the year ended December 31, 1998. The principal components of this reserve were approximately $700,000 in parts for our DT-7000 earth station product and $500,000 in parts for the DT-8000 Au band product, both of which were rendered slow moving or obsolete by the introduction of the superior and more popular DT-8000 Ku band product around December 1, 1998.

     Selling, general and administrative costs increased to $5,531,000, or 26% of sales, during the year ended December 31, 1998 from $4,242,000, or 32% of sales, for the year ended December 31, 1997. The decrease in expenses as a percentage of sales was primarily attributable to the sales growth as explained above. The increase in pure dollars is mainly attributable to the purchase of ComStream in October 1998.

     We recorded an asset impairment charge of $263,000 during the year ended December 31, 1998, to reflect a valuation adjustment to certain designs and drawings that were fully impaired by the introduction of competing product lines which we obtained in our purchase of ComStream. Impairment was determined by comparing the amount of undiscounted projected cash flows attributable to each product using the related technology to the carrying value of the asset.

     Research and development expenditures increased to $4,296,000 (20% of sales) from $2,262,000 (17% of sales) during the year ended December 31, 1997. The increase in expenses was primarily attributable to major development programs instituted during 1997 and to the inclusion of the research and development expenses from our San Diego facility acquired in the purchase of ComStream in October 1998.

     We recorded stock option compensation expense of $1,566,000 in 1998 to reflect the bonus and related expenses to be incurred as a result of the vesting of 657,000 incentive stock options under the 1996 Incentive Stock Option Plan. These options carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. These options were fully vested by action of the Board of Directors effective October 15, 1998.

     We recorded restructuring costs of $3,100,000 in 1998 in connection with a corporate restructuring cost-cutting initiative. This amount included (a) $1,100,000 reserved for additional costs expected in connection with the termination of approximately 25% of the ComStream work force and (b) $2,000,000 reserved for costs related to the termination of a lease for a 125,000 square foot facility in San Diego, including $700,000 in leasehold improvements which were abandoned.

     In connection with the acquisition of ComStream, we allocated $3,909,000 of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     Interest expense net of interest income increased to $1,199,000 (6% of sales) during the year ended December 31, 1998 from $677,000 (5% of sales) for the year ended December 31, 1997. The large increase in expense was primarily attributable to our increased debt that, in turn, was primarily attributable to the acquisition of ComStream.

     For the year ended December 31, 1998, we did not provide for income taxes, due to the current period net loss and our net operating loss carryforwards. We also did not provide for income taxes for the prior period due to net operating losses. The tax examinations disclosed in Note 18 to the consolidated financial statements have been concluded without change to our tax liability.

     For the year ended December 31, 1998, we had a net loss of $14,538,000 as compared with a net loss of $1,757,000 for the year ended December 31, 1997. The increase in net loss was primarily attributable to the restructuring costs, acquired in-process research and development, increased research and development expense, the stock option compensation expense and the asset impairment charge.

     Bookings for the year ended December 31, 1998 were $24,904,000 as compared to $15,788,000 for the year ended December 31, 1997. The increase is primarily attributable to the bookings included in the fourth quarter for the acquired ComStream products.

     Our Backlog of orders to be shipped was $8,606,000 as of December 31, 1998, an increase of 79% over the $4,814,000 in Backlog as of December 31, 1997. Our Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $2,255,000 at December 31, 1999, which represents an increase in our working capital of $6,549,000 from our working capital deficit of ($8,804,000) at December 31, 1998. Our working capital increased primarily as a result of a reduction in current liabilities of $4,416,000 primarily made up of a reduction in short-term notes payable of ($2,080,000), a reduction in accrued expenses of ($2,853,000), offset by an increase in accounts payable of $612,000. In addition, current assets increased by $2,133,000 primarily as a result of an increase in accounts receivable of $1,407,000, and an increase in cash of $2,693,000, offset by a decrease in
inventories   of   ($1,041,000),   and  a  decrease  in  other   receivables  of
($1,265,000).

     Net cash provided by operating activities was $2,564,000 for the year ended December 31, 1999 compared to cash used in operating activities of $3,850,000 for the year ended December 31, 1998. The change is primarily due to an increase in earnings from operations of $17,400,000 to $4,037,000 for the year ended December 31, 1999 compared to a loss from operations of $13,362,000 for the year ended December 31, 1998. Net cash used by operating activities was $3,850,000 for the year ended December 31, 1998 compared to $4,945,000 for the year ended December 31, 1997.

     Cash used in investing activities was $279,000 for the year ended December 31, 1999 compared to cash used in investing activities of $10,551,000 for the year ended December 31, 1998 and $593,000 for the year ended December 31, 1997. The decrease of $10,272,000 from $10,551,000 in 1998 to $279,000 in 1999 is due to the purchase of ComStream in October 1998. The increase of almost $10,000,000 in 1998 compared to 1997 was also related to the purchase of Comstream. The Company has no material commitments to make capital expenditures in 2000 or thereafter.

     The Company derived net cash from financing activities of $408,000, $14,086,000 and $5,922,000 during the years ended December 31, 1999, 1998 and 1997, respectively. During the current period, net cash from financing activities was composed primarily of $17,173,000 from proceeds obtained through the sale of common stock, $4,920,000 from line of credit borrowings and offset by ($15,618,000) in repayments of loans from affiliates, ($5,963,000) in repayments of notes payable and ($105,000) in principal payments on capital leases. During 1998, net cash from financing activities was composed of $3,000,000 obtained through line of credit borrowings, $15,618,000 obtained from loans due to affiliates and $40,000 received on notes issued in connection with common stock and was offset by ($4,500,000) in repayments on loans under the line of credit and ($72,000) in principal payments on capital lease obligations. During 1997, net cash from financing activities was composed of $7,506,000 obtained through line of credit borrowings and $4,600,000 obtained from loans due to affiliates and $5,053,000 obtained from the sale of common stock and was offset by ($11,200,000) in payments on loans due to affiliates and ($38,000) in principal payments on capital lease obligations.

     As a result of the foregoing, the Company increased its cash balance by $2,693,000 for the year ended December 31, 1999, decreased its cash balance by ($315,000) for the year ended December 31, 1998, and increased its cash balance by $383,000 for the year ended December 31, 1997.

     The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. All loans pursuant to the bank line of credit are short term loans with maturities no later than September 29, 2000. The bank could demand repayment at any time after the maturity date of the loans in which case we might have to seek additional financing to repay our line of credit. If we are required to seek additional sources of financing to repay our line of credit, such financing may not be available on terms that we consider acceptable or may not be available in sufficient amounts to enable us to repay our obligations to the bank. Any of these circumstances would have a material and adverse impact on our business, financial condition, and results of operations. We believe the bank's willingness to provide us with the line of credit is based in part on the bank's relationship with ST. ST has provided the bank with a letter of awareness in which ST states it (1) will endeavor to ensure that we utilize sound financial and business practices in our operations and (2) ST will give that bank at least 60 days' prior written notice of any divestment of our shares held by ST or its affiliates. ST has not, however, guaranteed our indebtedness to the bank and is under no obligation to do so or to otherwise satisfy our debts if we fail to pay them when due. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum.

     The availability of additional borrowings under the credit agreement expires September 29, 2000 and is renewable annually at the option of the Bank. The Company owed principal of $12,920,000 under the line of credit at interest rates from 6.59% percent to 6.94% as of December 31, 1999. Subsequent to the end of the period reported on herein, the Company repaid $4,920,000 of outstanding borrowings using cash from operations.

     During 1999, we also had a note payable to Spar in the amount of $7,000,000. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc. The note matured on July 15, 1999 with interest at 8% per annum. We negotiated a reduction in the note balance due to Spar for the following reasons: (i) a $521,000 reduction for our assumption of $115,000 of liabilities from Spar and the waiver of Spar's obligation to indemnify us against a $406,000 claim by a product assembly contractor for costs incurred on ComStream's behalf prior to the acquisition, and (ii) a $516,000 reduction in the note for certain inventory, furniture, and equipment erroneously carried on ComStream's pre-closing balance sheet. Because these discrepancies were identified prior to the purchase price allocation, no portion of our purchase price for ComStream was allocated to such inventory, furniture, and equipment. Therefore, this $516,000 reduction has resulted in a reduction of goodwill. We paid the note during the quarter ended September 30, 1999. In addition, we negotiated a $278,000 reduction in interest on the note ($188,000 of which had been accrued in prior periods and has been reported as extraordinary income). We have financed the repayment of debt incurred for the ComStream acquisition, certain planned restructuring costs and our ongoing working capital needs through (i) a rights offering pursuant to which we sold $16,860,584 of Common Stock to our existing stockholders and (ii) the existing bank line of credit. In the rights offering, we issued rights to our shareholders entitling them to purchase an aggregate of up to 4,745,076 shares of our common stock at a purchase price of $3.73 per share. On September 30, 1999, ST instructed us to capitalize the entire $15,618,272 principal amount of the debt we owed to ST in partial exercise of its rights in the rights offering. In October 1999, ST exercised the balance of its rights by paying cash to us in the amount of $423,700. We used the funds, along with $932,200 of cash on hand, to pay the accrued interest due to ST.

     The rights offering was concluded on December 1, 1999. Our shareholders purchased 4,520,264 shares at an aggregate purchase price of $16,860,585 in our rights offering, including ST's purchase of 4,300,800 shares at an aggregate purchase price of $16,041,984.

     Subsequent to December 31, 1999, we completed a public offering of 2,400,000 units, each consisted of one share of common stock and one warrant to purchase one share of common stock, plus a 360,000 unit underwriter's over-allotment that was exercised at closing, providing us with approximately $16,759,000 in net proceeds, a significant portion of which we plan to use for our research and development programs and to hire additional technical personnel to carry out those programs. The offering closed on February 11, 2000.

         We believe that the proceeds from the offerings, our bank credit lines and cash from operations are likely to be sufficient to fund our planned future operations and capital requirements for continued growth through the end of 2000.

SUPPLEMENTARY INFORMATION

YEAR 2000 COMPLIANCE

     In preparation for the Year 2000, we engaged in efforts to ensure that our products and business systems properly recognized date-sensitive information in the Year 2000 and beyond. These efforts and their costs are described below. We have not experienced any significant "Year 2000 problems" with our products and business systems and do not expect that we will do so in the future.

     State of Readiness. In 1999 we hired outside consultants to audit and assess the ability of our hardware and software systems to operate properly in the Year 2000 and beyond. We investigated the Year 2000 readiness of our software, hardware and other significant vendors by requiring them to complete questionnaires and submit internal Year 2000 plans to insure no disruption would occur in our supply chain. To date we have not encountered any material Year 2000 issues or significant disruptions to our operations.

     Cost of Assessment and Remediation. We have incurred direct costs of less than $120,000 in assessing and remediating Year 2000 problems, and we do not expect to spend more than $120,000 in the aggregate to complete the process.

     Risks. We could be exposed to a loss of revenues and our operating expenses could increase if our products or business systems have Year 2000 problems. Our potential areas of exposure include products purchased from third parties, information technology, including computers and software, and non-information technology, including telephone systems and other equipment used internally. The reasonable likely worst case scenario for Year 2000 problems would be if a significant defect exists in key hardware or software and if a solution to such a problem were not immediately available.

     Contingency Plan. Although we have not experienced any Year 2000 related problems affecting our internal systems, we have developed contingency plans to be implemented if our efforts to identify and correct Year 2000 problems are not effective. Depending on the systems affected, these plans include:

     o    accelerated replacement of affected equipment or software;

     o short to medium-term use of back-up equipment and software or other redundant systems; and

     o increased work hours for our personnel or the hiring of additional information technology staff.

     The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance, and the level of incremental costs associated with compliance, could be adversely affected by, among other things, the availability and costs of external resources, third party suppliers' ability to modify proprietary software and unanticipated problems not identified in our ongoing review.

IMPACT OF INFLATION

     We do not believe that inflation has had a material impact on revenues or expenses during the last four fiscal periods reported on herein.

ACCOUNTING MATTERS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement amended the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

     Our financial instruments consist primarily of short-term variable rate revolving credit lines, and fixed rate debt. Our debt at December 31, 1999 consists of notes payable under a line of credit agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports...........................................................................23

Consolidated Balance Sheets as of December 31, 1999 and 1998............................................25

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997..............26

Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended
  December 31, 1999, 1998 and 1997......................................................................27

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..............28

Notes to Consolidated Financial Statements..............................................................29

                          Independent Auditors' Report

The Board of Directors and Stockholders
Radyne ComStream Inc.:

We have audited the accompanying consolidated balance sheets of Radyne ComStream Inc. and subsidiaries (the Company) (a majority-owned subsidiary of Singapore
Technologies Pte Ltd) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                  /s/ KPMG LLP

Phoenix, Arizona
February 4, 2000

                          Independent Auditors' Report

The Board of Directors and Stockholders
Radyne ComStream Inc.:

We have audited the accompanying statements of operations, stockholders' deficiency and cash flows of Radyne ComStream Inc. (formerly Radyne Corp.) (the Company) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' deficiency, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' deficiency, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, stockholders' deficiency, and cash flows. We believe that our audit of the statements of operations, stockholders' deficiency, and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' deficiency, and cash flows present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                            /s/ Deloitte & Touche LLP

Phoenix, Arizona
February 4, 1998

                           Consolidated Balance Sheets

                                                                                                             December 31
                                                                                                   ---------------------------------
                                    Assets                                                             1999                 1998
                                                                                                   ------------        ------------

Current assets:
     Cash and cash equivalents                                                                     $  2,947,660             254,956
     Accounts receivable - trade, net of allowance for doubtful
        accounts of $791,746 and $632,815, respectively                                               8,678,153           7,270,732
     Other receivable                                                                                        --           1,265,000
     Inventories, net                                                                                 8,339,112           9,380,478
     Prepaid expenses                                                                                   929,076             590,161
                                                                                                   ------------        ------------
                 Total current assets                                                                20,894,001          18,761,327
                                                                                                   ------------        ------------
Property and equipment, net                                                                           3,595,168           5,533,645

Other assets:
     Purchased technology, net of accumulated amortization of $505,000
        and $105,000 at December 31, 1999 and 1998, respectively                                      1,995,000           2,395,000
     Goodwill, net of accumulated amortization of $253,530 and
        $35,960 at December 31, 1999 and 1998, respectively                                           1,544,861           2,278,300
     Deposits and other                                                                                 207,032             222,442
                                                                                                   ------------        ------------
                 Total other assets                                                                   3,746,893           4,895,742
                                                                                                   ------------        ------------
                                                                                                   $ 28,236,062          29,190,714
                                                                                                   ============        ============

               Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Note payable under line of credit agreement                                                   $ 12,920,000           8,000,000
     Note payable                                                                                            --           7,000,000
     Current installments of obligations under capital leases                                            44,332             124,891
     Accounts payable, trade                                                                          3,911,742           3,291,915
     Accounts payable, affiliate                                                                             --               8,150
     Accrued expenses                                                                                 5,588,609           8,441,874
     Taxes payable                                                                                      684,382             698,467
                                                                                                   ------------        ------------
                 Total current liabilities                                                           23,149,065          27,565,297

Notes payable to affiliates                                                                                  --          15,618,272
Obligations under capital leases, excluding current installments                                         64,652              88,588
Accrued stock option compensation                                                                       695,433           1,155,477
                                                                                                   ------------        ------------
                 Total liabilities                                                                   23,909,150          44,427,634
                                                                                                   ------------        ------------

Stockholders' equity (deficiency):
     Common stock; $.002 par value - authorized,  20,000,000 shares;  issued and outstanding, 10,739,382 and 5,931,346 shares
        at December 31, 1999 and 1998, respectively                                                      21,476              11,862
     Additional paid-in capital                                                                      23,353,318           6,105,404
     Accumulated deficit                                                                            (19,047,882)        (21,354,186)
                                                                                                   ------------        ------------
                 Total stockholders' equity (deficiency)                                              4,326,912         (15,236,920)

Commitments, contingent liabilities and subsequent events (note 7, 8, 9, 11, 13,
     15, 17 and 18)
                                                                                                   ------------        ------------
                                                                                                   $ 28,236,062          29,190,714
                                                                                                   ============        ============

See accompanying notes to consolidated financial statements.


                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Operations

                                                                   Years ended December 31,
                                                    --------------------------------------------------
                                                        1999               1998               1997
                                                    ------------       ------------       ------------
Net sales                                           $ 55,839,792         21,111,704         13,446,852
Cost of sales                                         29,970,560         15,808,459          8,022,262
                                                    ------------       ------------       ------------
                 Gross profit                         25,869,232          5,303,245          5,424,590
                                                    ------------       ------------       ------------

Operating expenses:
     Selling, general and administrative              12,355,188          5,531,213          4,242,138
     Research and development                          9,126,545          4,296,268          2,262,066
     Stock option compensation expense                   350,000          1,566,075                 --
     In-process research and development                      --          3,909,000                 --
     Restructuring costs                                      --          3,100,000                 --
     Asset impairment charge                                  --            262,935                 --
                                                    ------------       ------------       ------------
                 Total operating expenses             21,831,733         18,665,491          6,504,204
                                                    ------------       ------------       ------------
Earnings (loss) from operations                        4,037,499        (13,362,246)        (1,079,614)

Other (income) expense:
     Interest expense                                  1,910,422          1,198,777            677,102
     Other                                               (76,045)           (23,480)                --
                                                    ------------       ------------       ------------

Earnings (loss) before income taxes and
     extraordinary item                                2,203,122        (14,537,543)        (1,756,716)

Income taxes                                              85,000                 --                 --
                                                    ------------       ------------       ------------
Earnings (loss) before extraordinary item              2,118,122        (14,537,543)        (1,756,716)

Extraordinary item                                       188,182                 --                 --
                                                    ------------       ------------       ------------
                 Net earnings (loss)                $  2,306,304        (14,537,543)        (1,756,716)
                                                    ============       ============       ============

Basic net earnings (loss) per share:

     Earnings (loss) before extraordinary item      $       0.30              (2.45)             (0.35)
     Extraordinary item                                     0.02                 --                 --
                                                    ------------       ------------       ------------
                 Net earnings (loss)                $       0.32              (2.45)             (0.35)
                                                    ============       ============       ============

Diluted net earnings (loss) per share:

     Earnings (loss) before extraordinary item      $       0.28              (2.45)             (0.35)
     Extraordinary item                                     0.02                 --                 --
                                                    ------------       ------------       ------------
                 Net earnings (loss)                $       0.30              (2.45)             (0.35)
                                                    ============       ============       ============

Weighted average number of common shares
     outstanding - basic                               7,111,777          5,931,346          5,012,664
                                                    ============       ============       ============

Weighted average number of common shares
     outstanding - diluted                             7,571,425          5,931,346          5,012,664
                                                    ============       ============       ============

See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

          Consolidated Statements of Stockholders' Equity (Deficiency)

                  Years ended December 31, 1999, 1998 and 1997

                                                                                                           Notes
                                                                        Additional                       receivable
                                                 Common stock             paid-in        Accumulated       from
                                             Shares         Amount        capital          Deficit      stockholders        Total
                                           ----------      -------      -----------      -----------       -------      -----------
Balances, December 31, 1996                 3,759,721      $ 7,519          605,782       (5,059,927)           --       (4,446,626)

Issuance of common stock, net of issuance
     cost of $335,696                       2,171,625        4,343        5,089,024               --            --        5,093,367

Promissory notes received in connection
     with issuance of stock                        --           --               --               --       (40,086)         (40,086)

Net loss                                           --           --               --       (1,756,716)           --       (1,756,716)
                                           ----------      -------      -----------      -----------       -------      -----------

Balances, January 1, 1997                   5,931,346       11,862        5,694,806       (6,816,643)      (40,086)      (1,150,061)

Payments received on promissory notes              --           --               --               --        40,086           40,086

Stock option plan                                  --           --          410,598               --            --          410,598

Net loss                                           --           --               --      (14,537,543)           --      (14,537,543)
                                           ----------      -------      -----------      -----------       -------      -----------

Balances, December 31, 1998                 5,931,346       11,862        6,105,404      (21,354,186)           --      (15,236,920)

Issuance of common stock for cash           4,520,264        9,040       16,420,239               --            --       16,429,279

Exercise of stock options                     287,772          574          743,580               --            --          744,154

Tax benefit of stock option exercises              --           --           84,095               --            --           84,095

Net earnings                                       --           --               --        2,306,304            --        2,306,304
                                           ----------      -------      -----------      -----------       -------      -----------

Balances, December 31, 1999                10,739,382      $21,476       23,353,318      (19,047,882)           --        4,326,912
                                           ==========      =======      ===========      ===========       =======      ===========


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Cash Flows

                                                                                             Years ended December 31,
                                                                                 --------------------------------------------------
                                                                                     1999               1998               1997
                                                                                 ------------       ------------       ------------

Cash flows from operating activities:

     Net earnings (loss)                                                         $  2,306,304        (14,537,543)        (1,756,716)
     Adjustments to reconcile net earnings (loss) to net cash provided by
        (used in) operating activities:
           Forgiveness of interest                                                   (188,182)                --                 --
           Loss on disposal of assets                                                      --            961,069              2,122
           Depreciation and amortization                                            2,835,024          1,041,088            454,183
           Asset impairment charge                                                         --            262,935                 --
           Stock option compensation                                                       --          1,566,075                 --
           Write-off of in-process research and development                                --          3,909,000                 --
           Increase (decrease) in cash resulting from changes in:
              Accounts receivable                                                    (142,421)          (915,154)           374,459
              Prepaid expenses and other current assets                              (338,915)            20,069             26,222
              Inventories                                                           1,041,366          2,833,811         (3,398,560)
              Deposits and other                                                       15,410            242,787            (34,338)
              Accounts payable, trade                                                 286,550           (985,095)          (138,077)
              Accounts payable, affiliate                                              (8,150)           113,682           (420,300)
              Accrued expenses                                                     (2,853,265)         1,932,071            (25,924)
              Taxes payable                                                            70,010            (94,581)           (28,487)
              Accrued stock option compensation                                      (460,044)                --                 --
                                                                                 ------------       ------------       ------------

                    Net cash provided by (used in) operating activities             2,563,687         (3,649,786)        (4,945,416)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:

     Capital expenditures                                                            (279,048)          (543,630)          (593,072)
     Purchase of ComStream, net of cash acquired                                           --        (10,007,369)                --
                                                                                 ------------       ------------       ------------

                 Net cash used in investing activities                               (279,048)       (10,550,999)          (593,072)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:

     Net borrowings from notes payable under line of credit                         4,920,000          3,000,000          7,506,180
     Payment on note payable under line of credit                                          --         (4,500,000)                --
     Payment on note payable                                                       (5,962,561)                --                 --
     Proceeds from notes payable to affiliates                                             --         15,618,272          4,600,000
     Payments on note payable to affiliate                                        (15,618,272)                --        (11,200,000)
     Payment of debt issuance costs on line of credit                                      --           (200,000)                --
     Net proceeds from sale of common stock                                        17,173,433                 --          5,053,281
     Payments received on promissory notes issued in connection
        with common stock                                                                  --             40,086                 --
     Principal payments on capital lease obligations                                 (104,535)           (72,309)           (37,769)
                                                                                 ------------       ------------       ------------

                 Net cash provided by financing activities                            408,065         13,886,049          5,921,692
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash                                                     2,692,704           (314,736)           383,204

Cash and cash equivalents, beginning of year                                          254,956            569,692            186,488
                                                                                 ------------       ------------       ------------

Cash and cash equivalents, end of year                                           $  2,947,660            254,956            569,692
                                                                                 ============       ============       ============

Supplemental disclosures of cash flow information:

     Cash paid for interest                                                      $  2,090,298            568,812            687,626
                                                                                 ============       ============       ============

     Cash paid for taxes                                                         $     22,000                 --                 --
                                                                                 ============       ============       ============

Supplemental disclosures of noncash investing and financing activities:

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
                                                                                 ============

     During 1999, the Company negotiated a write-down of the note payable in the amount of $515,940.

See accompanying notes to consolidated financial statements.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)  Organization and Acquisition

     Radyne ComStream Inc. (the Company) has locations in Phoenix, Arizona and San Diego, California. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite and cable communication networks.

     Radyne Corp., a New York corporation, (Radyne) was incorporated on November 25, 1980. On August 12, 1996, Radyne became a subsidiary of Singapore Technologies Pte Ltd (STPL), through its wholly-owned subsidiary, Stetsys US, Inc. (ST). In 1996, Radyne changed its fiscal year-end to December 31. In March 1999, Radyne changed its name to Radyne ComStream Inc.

     On October 15, 1998, Radyne purchased all of the outstanding shares of common stock of ComStream Holdings, Inc. (ComStream) for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing, using funds borrowed from its controlling stockholder, and the balance of which was in the form of a $7 million note (the Note), payable nine months from the purchase date. In addition, the Company accrued $1.6 million of severance costs as a result of the acquisition (note 5). This acquisition was recorded in accordance with the "purchase method" of accounting. The excess of the purchase price over the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million was recorded as goodwill, which is being amortized over ten years. The results of operations of ComStream have been included in the accompanying consolidated statement of operations from October 15, 1998.

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

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     Products-in-development at ComStream at the time of the acquisition were classified as in-process technology. All of the products were completed by December 31, 1999. These include the following products with their respective completion dates:

                        Description                         Completion Date
          ------------------------------------------   -------------------------
          A 2MB card                                             Jan-99
          "CM601" modem modifications                            Mar-99
          "DT 8000" - a Ku-band 2 Watt earth station             Dec-98
          "DBR 2000" - a new data broadcast receiver             Jun-99
          "ABR 202" - a new audio receiver                       Nov-98
          Set Top Box                                            Jun-99
          MediaCast Card Receiver                                Mar-99

     Revenue streams associated with these products-in-development were used to estimate fair value using the discounted cash flow method. The products in development at ComStream had not attained "technological feasibility", as that term is defined in Financial Accounting Statement No. 86, as of the acquisition date. In other words, either the research projects were incomplete or major technical uncertainties remained. Technological feasibility was achieved for all products during 1998 or 1999.

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

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


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

     The Company has determined that no changes to the original assumptions were deemed necessary as a result of completing the in-process technologies.

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

(2)  Summary of Significant Accounting Policies

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

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


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

     (g)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over ten years.

     (h)  Purchased Technology

          In connection with the acquisition of ComStream, value was assigned to purchased technology. Purchased technology is being amortized on a straight-line basis over the expected period to be benefited of 6.25 years.

     (i)  Impairment of Long-Lived Assets

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

     (j)  Warranty Costs

          The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. The Company accrues estimated warranty costs for potential product liability and warranty claims based on the Company's claim experience. Such costs are accrued as cost of sales at the time revenue is recognized.

     (k)  Research and Development

          The cost of research and development is charged to expense as incurred.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     (l)  Income Taxes

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

     (m)  Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk are principally accounts receivable. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management's expectations.

          Periodically  during the year, the Company maintains cash in financial
          institutions   in  excess  of  the  amounts  insured  by  the  federal
          government.

     (n)  Net Earnings (Loss) Per Share

          Basic  earnings  (loss) per share is  computed  by  dividing  earnings
          (loss) available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company. Assumed exercise of outstanding stock options for 1998 and 1997 have been excluded from the calculations of diluted net loss per share as their effect is antidilutive. Per share amounts have been adjusted to reflect a 1-for-5 reverse stock split that occurred on January 9, 1997.

     (o)  Fair Value of Financial Instruments

          The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable approximate the current balances outstanding, based on currently available rates for debt with similar terms.

     (p)  Employee Stock Options

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

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     (q)  Segment Reporting

          The Company has only one operating business segment, the sale of equipment for satellite and cable communications networks.

     (r)  Reclassifications

          Certain   reclassifications   have  been  made  to  the  prior  years'
          consolidated financial statement amounts to conform to the current year presentation.

(3)  Inventories

     Inventories at December 31 consist of the following:

                                               1999                1998
                                           ------------       ------------
     Raw materials and components          $  5,550,279          6,065,751
     Work-in-process                          3,724,908          4,319,338
     Finished goods                             863,154            546,858
                                           ------------       ------------
                                             10,138,341         10,931,947
     Obsolescence reserve                    (1,799,229)       (1,551,469)
                                           ------------       ------------
                                           $  8,339,112          9,380,478
                                           ============       ============

(4)  Property and Equipment

     Property and equipment at December 31 consist of the following:

                                                      1999              1998
                                                   -----------      -----------
     Machinery and equipment                       $ 3,674,803        3,598,732
     Furniture and fixtures                          2,048,976        2,661,195
     Leasehold improvements                            445,127          312,425
     Computers and software                            462,042               --
                                                   -----------      -----------
                                                     6,630,948        6,572,352
     Less accumulated depreciation and
       amortization                                 (3,035,780)      (1,038,707)
                                                   -----------      -----------
     Property and equipment, net                   $ 3,595,168        5,533,645
                                                   ===========      ===========

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(5)  Accrued Expenses

     Accrued expenses at December 31 consist of the following:

                                                         1999           1998
                                                      ----------     ----------
     Wages, vacation and related payroll taxes        $  788,559      1,355,316
     Interest                                            303,205        803,929
     Professional fees                                   630,650        378,817
     Warranty reserve                                    924,928        679,964
     Severance                                                --      1,282,761
     Lease buyout (notes 8 and 16)                       172,511      2,443,110
     Other                                             2,768,756      1,497,977
                                                      ----------     ----------
     Total accrued expenses                           $5,588,609      8,441,874
                                                      ==========     ==========

     The severance balance included in accrued expenses at December 31, 1998 consisted of approximately $688,000 associated with the restructuring charge in the fourth quarter of 1998, discussed in note 16, and the remaining $595,000 of severance (for 16 technical staff and management) related to the Company's acquisition of ComStream in October 1998. This $595,000 is part of a termination benefits cost totaling $1,600,000 (note
     1).

(6)  Notes Payable

     The Company has a $20,500,000 credit agreement with a bank expiring September 29, 2000. STPL has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest equal to LIBOR or the bank's Quoted Rate plus 1 percent per annum at the time of draw. The interest rates on the December 31, 1999 borrowings ranged from 6.59% to 6.94% and 6.125% on the December 31, 1998 borrowings. At December 31, 1999 and 1998, outstanding borrowings against the line were $12,920,000 and $8,000,000, respectively, plus accrued interest. This credit facility is an uncommitted line of credit which the bank may modify or cancel without prior notice.

     In connection with the purchase of ComStream, the Company executed a $7,000,000 note payable to the former owner of ComStream. This note was issued on October 15, 1998 as partial consideration for the acquisition of ComStream Holdings, Inc. The note matured on July 15, 1999 with interest at 8% per annum. The Company negotiated a reduction in the note balance due to Spar (note 1). The note was paid during the quarter ended September 30, 1999.

(7)  Obligations Under Capital Leases

     The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $289,558 and $132,531 respectively, at December 31, 1999 and is included in property and equipment in the accompanying consolidated balance sheets and is being depreciated over the estimated useful lives of the machinery and equipment.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     Payments on capital lease obligations due after December 31, 1999 are as follows:

          2000                                                        $  52,693
          2001                                                           37,330
          2002                                                           18,786
          2003                                                           12,230
          2004                                                            6,790
     2005 and thereafter                                                     --
                                                                      ---------

     Total minimum lease payments                                       127,829
     Less amount representing interest at
          rates of 2.26% to 12.96%                                      (18,845)
                                                                      ---------

     Present value of minimum lease payments                            108,984
     Less current installments                                          (44,332)
                                                                      ---------

     Capital lease obligations due after one year                     $  64,652
                                                                      =========

(8)  Commitments

     Rent expense was approximately $1,790,248, $517,853, and $94,000 for the years ended December 31, 1999, 1998 and 1997. Future minimum rentals under leases after December 31, 1999 are as follows:

          2000                                                      $ 1,803,124
          2001                                                        1,806,877
          2002                                                        1,800,441
          2003                                                        1,830,431
          2004                                                        1,784,509
          Thereafter                                                  3,126,603
                                                                    -----------

                                                                    $12,151,985
                                                                    ===========

     Prior to October 15, 1998, ComStream leased two buildings (of different size) from the same landlord under a single lease. The entire lease remained in effect after Radyne's acquisition of the stock of ComStream from Spar Aerospace Limited. However, Spar and Radyne agreed that ComStream would occupy only the larger of the two buildings, while Spar would seek to divide the lease into two separate building leases with Spar as lessor of the smaller building. Spar agreed to indemnify Radyne ComStream from all costs associated with the lease of the smaller building. However, after the closing of the acquisition, a new tenant was found for the larger building. This permitted both Spar and Radyne ComStream to realize substantial cost savings. Accordingly on November 18, 1998, the landlord and ComStream agreed that ComStream would (i) retain the smaller building, (ii) vacate the larger building no later than December 15, 1998, (iii) pay $2,000,000 to the landlord, and (iv) commence paying rent on the smaller building alone as of March 1, 1999. Additionally, the Company negotiated a cost reimbursement of $1,265,000 from Spar, which was netted against the restructuring cost discussed in note 16, resulting in a net restructuring cost of $1.3 million for the lease buyout. The recovery is recorded as other receivable as of December 31, 1998. The $2,000,000 cash buyout was paid in two equal installments of $1,000,000 on March 1, 1999 and September 1, 1999.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     The Company generally has commitments with certain suppliers and subcontract manufacturers to purchase certain components and estimates its non-cancelable obligations to be approximately $4,800,000 at December 31, 1999.

(9)  Income Taxes

     Income tax expense amounted to $85,000, and $0 and $0 for the years ended December 31, 1999, 1998 and 1997. The actual tax expense (benefit) for these periods differs from the "expected" tax expense for those periods as follows:

                                                    Years ended December 31,
                                         ---------------------------------------------
                                             1999            1998              1997
                                         -----------      -----------      -----------
     Computed "expected" tax expense     $   813,043       (4,943,000)        (597,000)
     State tax expense                       190,158         (541,000)         (64,000)
     Valuation allowance benefit          (1,080,360)       5,190,000          613,000
     Other adjustments                       162,159          294,000           48,000
                                         -----------      -----------      -----------
              Total                      $    85,000             --               --
                                         ===========      ===========      ===========

     Components of income tax expense for 1999 follows:

                                     Current         Deferred          Total
                                  ------------     ------------    ------------
     1999:

       Federal                    $     85,000             --            85,000
       State                              --               --              --
                                  ------------     ------------    ------------
          Total                   $    $85,000             --            85,000
                                   ============    ============    ============

     There was no current or deferred income tax expense for the years ended December 31, 1998 and 1997.

     Deferred tax assets at December 31 consisted of the following:

                                                     1999               1998
                                                 ------------      ------------
     Deferred tax assets:
       Cumulative tax effect of net
         operating loss carryforwards            $  9,316,187      $  8,459,000
       Tax credits                                    552,846           155,000
       Temporary differences                        3,937,989         3,734,000
       Valuation allowance                        (13,807,022)      (12,348,000)
                                                 ------------      ------------
                                                 $       --        $       --
                                                 ============      ============

     The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was $1,459,022 and $7,625,000, respectively. At
     December 31, 1999, the Company has net operating loss carryforwards of approximately $24,241,000 expiring in various years through 2019 and general business credit carryforwards of $351,000 expiring in various years through 2004, and federal AMT credit of

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     $202,000 for utilization against taxable income/taxes payable of future periods, if any. Approximately $6,200,000 of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, in future years, as a result of changes in ownership of the Company's stock. Management believes that the inability to utilize net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets as of December 31, 1999 and 1998.

(10) Significant Customers and Foreign and Domestic Sales

     During 1999 and 1998, no customers represented greater than 10 percent of net sales. During 1997, one customer represented 14.5 percent of net sales.

     Our sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 1999, 1998 and 1997 follow:

                                            Years ended December 31,
                                    --------------------------------------
                                      1999           1998           1997
                                    --------       --------       --------

     Asia                                 25%             7%            32%
     Africa/Middle East                    4              8              0
     Latin America                         4              9             12
     Europe                               21             23              7
     Canada                                2              3              5
                                    --------       --------       --------
     Total foreign                        56             50             56
     Domestic                             44             50             44
                                    --------       --------       --------

                                         100%           100%           100%
                                    ========       ========       ========

     Foreign assets                 $333,000        385,000              *
                                    ========       ========       ========

     * Total foreign asset information is not available as of December 31, 1997.

     The Company does not track sales by customer by country. Therefore, this information is not available.

     The Company has two primary product lines: 1) satellite modems and earthstations, and 2) broadcast products. The sales of satellite modems and earthstations accounted for approximately 54% of 1999 and 75% of 1998 net sales. Information concerning the breakout of sales by these two product lines for periods prior to 1998 is not available.

(11) Stockholders' Equity

     In December 1999, the Company completed a rights offering of 4,520,264 shares of common stock to existing shareholders for a total of approximately $16,429,000, net of issuance costs. The Company used $15,618,272 of the proceeds from the partial exercise by ST to pay the total amount of debt owed to ST.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     The Compensation Committee and the Board of Directors resolved to permit senior management to borrow funds from the Company for the purpose of exercising stock options. In October and November 1999, the chief executive officer, chief technology officer, and chief financial officer borrowed $200,000, $100,000 and $50,000, respectively, for the purpose of exercising stock options. The Company recorded the $350,000 in forgivable loans made as compensation expense in 1999.

     In February 2000, the Company completed an offering of 2,400,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, plus an additional 360,000 units sold pursuant to the underwriters' over-allotment option, for a total of approximately $16,759,000 cash, net of issuance costs.

(12) Earnings (Loss) Per Share

     A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

                                                            Years ended December 31,
                                              -----------------------------------------------
                                                  1999               1998              1997
                                              -------------      -------------     ----------
     Earnings (loss) available to common
       stockholders                           $   2,306,304        (14,537,543)    (1,756,716)
                                              =============      =============     ==========

     Basic EPS-weighted average shares
       outstanding                                7,111,777          5,931,346      5,012,664
                                              =============      =============     ==========

     Basic earnings (loss) per share:
       Earnings (loss) before
         extraordinary item
                                              $        0.30              (2.45)          (.35)
       Extraordinary item                              0.02               --             --
                                              -------------      -------------     ----------

                  Net earnings (loss)         $        0.32              (2.45)          (.35)
                                              =============      =============     ==========

     Basic EPS-weighted average shares
       outstanding                                7,111,777          5,931,346      5,012,664
     Effect of dilutive securities                  459,648               --             --
                                              -------------      -------------     ----------

     Dilutive EPS-weighted average shares
       outstanding                                7,571,425          5,931,346      5,012,664
                                              =============      =============     ==========

     Diluted earnings (loss) per share:
       Earnings (loss) before
         extraordinary item                   $        0.28              (2.45)          (.35)
       Extraordinary item                              0.02               --             --
                                              -------------      -------------     ----------

                  Net earnings (loss)         $        0.30              (2.45)          (.35)
                                              =============      =============     ==========

     Stock options not included in
       diluted EPS since antidilutive                  --              691,559        169,818
                                              =============      =============     ==========

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(13) Employee Benefit Plan

     The Company has a qualified contributory 401(k) plan that covers all employees in Phoenix, Arizona, who have attained the age of 18 and are employed at the enrollment date. Matching contributions were $85,301, $31,690 and $30,230 for the years ended December 31, 1999, 1998 and 1997, respectively. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. The Company matches up to 1 percent of the employee's salary.

     The Company has a qualified contributory 401(k) plan that covers all full-time employees in San Diego, California, who have been employed continuously for at least 30 days before enrollment date. Matching contributions were $143,487 for the year ended December 31, 1999 and $30,450 for the period October 15, 1998 through December 31, 1998, respectively. Each participant may elect to contribute up to 15 percent of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. The Company matches $.35 for every dollar up to 7 percent of the participant's contribution.

(14) Stock Options

     In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In October 1998, the Company amended the terms of certain stock options pursuant to the Plan to accelerate vesting of the awards, thereby creating a new measurement date and, accordingly, recognized compensation costs amounting to $1,566,075. The Company recognized no compensation cost relative to those stock options in 1997. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,182,042 options available to purchase shares of common stock.

     At December 31, 1999, the Company had 1,535,206 options outstanding at exercise prices ranging from $2.50 to 4.188 per share. Of the total options, the Company had 394,769 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $695,433 at December 31, 1999.

     The Company applies APB Opinion 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings
     (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                                             December 31,
                                                                       ----------------------------------------------------
                                                                            1999              1998                1997
                                                                       --------------    --------------      --------------
     Net earnings (loss)                     As reported              $    2,306,304    $  (14,537,543)     $   (1,756,716)
                                             Pro forma (unaudited)         1,482,399       (15,293,957)         (2,028,121)
     Earnings (loss) per share - basic       As reported                         .32             (2.45)               (.35)
                                             Pro forma (unaudited)               .21             (2.58)               (.40)
     Earnings (loss) per share - diluted     As Reported                         .30             (2.45)               (.35)
                                             Pro forma (unaudited)               .20             (2.58)               (.40)

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected (increased) over the options' vesting period of three years.

     The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 118 percent - 184 percent, risk free interest rate of 6 percent - 5.27 percent, and expected lives of five years.

     A summary of the aforementioned stock plan activity follows:

                                                                  Weighted
                                                                Average Price
                                                    Number        Per Share
                                                  ----------    -------------
     Balance, December 31, 1996                      684,395          $2.50
     Granted                                          15,500           2.50
     Forfeited                                        (9,230)          2.50
                                                  ----------     ----------
     Balance, December 31, 1997                      690,665           2.50
     Granted                                         553,000           2.89
     Forfeited                                       (37,708)          2.50
                                                  ----------     ----------
     Balance, December 31, 1998                    1,205,957           2.68
     Granted                                         857,000           3.60
     Forfeited                                      (239,979)          3.45
     Exercised                                      (287,772)          2.54
                                                  ----------     ----------
     Balance, December 31, 1999                    1,535,206          $3.09
                                                  ==========     ==========

     A summary of stock options granted at December 31, 1999 follows:

                                               Options Outstanding                             Options Exercisable
                            -------------------------------------------------------       -------------------------------
                                                     Weighted-            Weighted-                            Weighted-
                                Number                Average              Average            Number            Average
         Range of           Outstanding at           Remaining            Exercise        Exercisable at        Exercise
     Exercise Prices           12/31/99          Contractual Life           Price            12/31/99            Price
     ---------------        --------------       ----------------       -----------       --------------       -----------
     $    2.50                   410,904              1 years            $    2.50           410,904           $    2.50
     $    2.50                     6,500              2 years                 2.50             4,875                2.50
     $2.50 to 3.125              439,552              3 years                 2.92           219,776                2.92
     $3.00 to 4.1875             678,250              4 years                 3.57           169,562                3.57
                               ---------                                 ---------         ---------           ---------
                               1,535,206                                 $    3.09           805,117           $    2.84
                               =========                                 =========         =========           =========

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(15) Employee Stock Purchase Plan

     On June 15, 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to utilize payroll deductions to purchase shares of our common stock. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. As of December 31, 1999, 1,000,000 shares are authorized for issuance under the plan. The Purchase Plan was activated in the first quarter of 2000.

(16) Restructuring Costs

     In November 1998, the Company announced a corporate restructuring cost-cutting initiative, and provided a restructuring charge of approximately $3,100,000. Included in this restructuring charge was approximately $1,100,000 in termination benefits for 38 technical, sales and administrative staff. The Company paid $412,000 of these termination benefits prior to December 31, 1998 and $688,000 was included in accrued expenses as of December 31, 1998 which was paid in 1999. The remaining $2,000,000 was comprised of $1,300,000 for the net cost of a lease buyout and $700,000 of leasehold improvements that were abandoned upon movement to a new building in San Diego, California. At December 31, 1999, the remaining balance in the accrued expenses related to the restructuring costs is comprised of remaining costs associated with the lease buyout.

(17) Related Party Transactions

     Sales to a subsidiary of STPL for the years ended December 31, 1998 and 1997 were $50,000 and $152,500, respectively.

     Sales to Agilis Communication Technologies Pte Ltd (Agilis), an affiliate of ST, amounted to $200,000, $65,000 and $540,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Interest expense on notes payable to affiliates was $765,914, $581,000 and $148,000 for the years ended December 31, 1999, 1998 and 1997, respectively, of which $0 and $581,000 were included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively.

     During 1998, an ST affiliate made loans of $15,618,272 to the Company. The Company used the proceeds from the 1999 rights offering to pay off the ST loan (note 11).

(18) Contingencies

     The Company developed a plan to deal with the Year 2000 issue and converted its computer systems to be Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management has also assessed the Year 2000 remediation efforts of the Company's significant suppliers. Although management believes its efforts minimize the potential adverse effects on the Company of a supplier's failure to be Year 2000 compliant on time, there can be no absolute assurance that all its suppliers will become Year 2000 compliant on time or in a way that will be compatible with the Company's systems. Additionally, there can be no assurance that the Company will be able to completely resolve all Year 2000 issues or that the ultimate cost to identify and implement solutions to all Year 2000 issues will not be material to the Company.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


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

(19) Supplemental Financial Information

     A summary of additions and deductions related to the allowance for doubtful accounts and inventory obsolescence reserve for the years ended December 31, 1999, 1998 and 1997 follows:

                                              Balance at                   Charged to                     Balance
                                              Beginning                      Other                       at End of
                                               of Year       Additions      Accounts     Deductions        Year
                                              ----------     ---------     ---------     ----------     ----------
     Allowances for doubtful receivables:
        Years ended December 31:
          1999                                $  632,815       175,000          --          16,069         791,746
                                              ==========     =========     =========     =========      ==========
          1998                                $   15,000       155,000       462,815*         --           632,815
                                              ==========     =========     =========     =========      ==========
          1997                                $   13,000         2,000          --            --            15,000
                                              ==========     =========     =========     =========      ==========

     Reserve for inventory obsolescence:
        Years ended December 31:
          1999                                $1,551,469       420,162          --         172,402       1,799,229
                                              ==========     =========     =========     =========      ==========
          1998                                $  291,000     1,260,469          --            --         1,551,469
                                              ==========     =========     =========     =========      ==========
          1997                                $  486,000          --            --        (195,000)        291,000
                                              ==========     =========     =========     =========      ==========

     * Balance represents allowance acquired during purchase of ComStream Holdings, Inc.

                             RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     (20) Quarterly Financial Data - Unaudited

     A summary of the quarterly data for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                 First         Second          Third        Fourth
                                                                Quarter        Quarter        Quarter       Quarter        Total
                                                               ---------      ---------      ---------     ---------      -------
     1999:
        Total revenues                                         $  12,319         12,944         13,999        16,578       55,840
                                                               =========      =========      =========     =========      =======
        Gross profit                                           $   5,546          5,921          6,704         7,698       25,869
                                                               =========      =========      =========     =========      =======
        Operating expenses                                     $   5,308          4,956          5,605         5,963       21,832
                                                               =========      =========      =========     =========      =======
        Earnings (loss) before interest
          expense taxes and extraordinary item                 $     238            965          1,099         1,812        4,114
                                                               =========      =========      =========     =========      =======
               Net earnings (loss)                             $    (317)           422            809         1,392        2,306
                                                               =========      =========      =========     =========      =======
     Basic earnings (loss) per share                           $    (.05)           .07            .13           .13          .32
                                                               =========      =========      =========     =========      =======
     Diluted earnings (loss) per share                         $    (.05)           .06            .13           .13          .30
                                                               =========      =========      =========     =========      =======

     1998:
        Total revenues                                         $   3,949          2,718          3,307        11,138       21,112
                                                               =========      =========      =========     =========      =======
        Gross profit                                           $   1,194             48          1,027         3,034        5,303
                                                               =========      =========      =========     =========      =======
        Operating expenses                                     $   1,506          1,577          1,384        14,198       18,665
                                                               =========      =========      =========     =========      =======
        Loss before interest expense                           $    (312)        (1,529)          (357)      (11,164)     (13,362)
                                                               =========      =========      =========     =========      =======
               Net loss                                        $    (490)        (1,727)          (550)      (11,771)     (14,538)
                                                               =========      =========      =========     =========      =======
     Basic loss per share                                      $    (.08)          (.29)          (.09)        (1.99)       (2.45)
                                                               =========      =========      =========     =========      =======
     Diluted loss per share                                    $    (.08)          (.29)          (.09)        (1.99)       (2.45)
                                                               =========      =========      =========     =========      =======

     1997:
        Total revenues                                         $   2,741          2,812          4,434         3,460       13,447
                                                               =========      =========      =========     =========      =======
        Gross profit                                           $   1,061          1,158          2,036         1,170        5,425
                                                               =========      =========      =========     =========      =======
        Operating expenses                                     $   1,363          1,499          1,788         1,854        6,504
                                                               =========      =========      =========     =========      =======
        Earnings (loss) before interest expense                $    (302)          (341)           248          (684)      (1,080)
                                                               =========      =========      =========     =========      =======
                 Net earnings (loss)                           $    (474)          (504)            86          (865)      (1,757)
                                                               =========      =========      =========     =========      =======
     Basic earnings (loss) per share                           $    (.13)          (.11)           .01          (.12)        (.35)
                                                               =========      =========      =========     =========      =======
     Diluted earnings (loss) per share                         $    (.13)          (.11)           .01          (.12)        (.35)
                                                               =========      =========      =========     =========      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     See our report on Form 8-K/A, filed on July 31, 1998.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information regarding our executive officers and directors:

Name                     Age                         Position
----                     ---                         --------

Robert C. Fitting.....    64    Director, Chief Executive Officer and President
Steven W. Eymann......    47    Executive  Vice  President  and Chief  Technical
                                Officer

Garry D. Kline........    50    Vice  President  of  Finance,   Chief  Financial
                                Officer and Secretary
Ming Seong Lim........    52    Chairman of the Board
Yip Loi Lee...........    56    Director
Robert A. Grimes......    47    Director
Dennis W. Elliott.....    58    Director
Kum Chuen Tang........    44    Director

                                   ----------

     Robert C. Fitting has been Chief Executive Officer since October 1998 and has been President since February 1995. He became a Director in March 1995. Mr. Fitting has a Master of Electrical Engineering degree from New York University and a Bachelors with distinction from Penn State University. His professional career began at Bell Laboratories in 1962, where he spent six years developing innovative communication technologies. Mr. Fitting then joined the Motorola Government Electronics Division, where he was an engineering manager. He published more than a dozen technical papers and was awarded a number of patents. Mr. Fitting left Motorola in 1978 to build a new company under an agreement with Comtech Telecommunications. The new company was named Comtech Data Corporation, currently known as Fairchild Data Corporation. Mr. Fitting was the General Manager and President of Comtech Data Corporation from 1978 to 1984. In August 1984, Mr. Fitting left Comtech, along with Steven Eymann, to start EFData Corporation. As co-founder, CEO, and President of EFData Corporation, Mr. Fitting built the company into a worldwide market leader in satellite communications equipment. While at EFData, Mr. Fitting won the "Arizona Entrepreneur of the Year" award in 1993 in the manufacturing/high technology category. Mr. Fitting left EFData in February 1995 to join our company. Pursuant to our underwriting agreement with HD Brous & Co. Inc., we have agreed to obtain "key person" life insurance on the life of Mr. Fitting in the amount of $1,000,000. The proceeds of this policy will be payable to us.

     Steven Eymann has been Chief Technical Officer since October 1998 and has been our Executive Vice President since February 1995. Mr. Eymann graduated with honors and a Bachelor of Science in Electrical Engineering from the University of Nebraska. His professional career began in 1974 at the Motorola Government Electronics Division, where he was a design engineer, task leader and finally a project leader for the DSU-23/29B fuse development program. As project leader, he was responsible for project management, budgets, schedules, and design and testing of the fuse. He designed the computer-controlled automatic test set for factory testing based on a HP 9825 computer. The DSU-23/29B is a L-Band PN radar for accurate, low-cost altitude direction. In June 1981, Mr. Eymann joined Comtech Data Corporation, where he was Director of Product Development. Mr. Eymann was responsible for budget, schedule, and technical aspects of all new product development within Comtech. Prior to becoming the Director of Product Development, he served as a senior engineer with program and technical design responsibility. He left Comtech in 1984, along with Robert Fitting, to start EFData Corporation. As co-founder and Vice President of EFData, Mr. Eymann was responsible for new product development and engineering management in the design and manufacture of high technology, military and commercial communications equipment. Mr. Eymann left EFData in February 1995 to join our company. Pursuant to our underwriting agreement with HD Brous & Co. Inc., we have agreed to obtain "key person" life insurance on the life of Mr. Eymann in the amount of $500,000. The proceeds of this policy will be payable to us.

     Garry D. Kline, Vice President of Finance, Chief Financial Officer and Secretary, joined our company in September 1995. From that time until July 1997 he was Secretary and Controller. From 1987 until September 1995, Mr. Kline served as CFO and Controller of EFData Corporation. Prior to 1987, Mr. Kline served in various positions, including Vice President of Finance for Megatronics Inc., a publicly held printed circuit board manufacturer, Vice President of Operations for Vernal Lodging Associates, a hospitality management company, and General Partner of Tax and Accounting Computer Service, an accounting firm.

     Ming Seong Lim has been a Director and Chairman of the Board since August 13, 1996 and is chairman of the Compensation Committee. He is the Chairman of Stetsys Pte Ltd and Stetsys US, Inc., members of the Singapore Technologies group. He has been Group Director of Singapore Technologies Pte Ltd, since February 1995. From March 1992 until February 1995, he was Executive Director of Singapore Technologies Ventures Pte Ltd and from February 1990 to March 1992, he was Group President of Singapore Technologies Holdings Pte Ltd. Prior to that time he held various corporate and government positions, including Deputy Secretary in the Singapore Ministry of Defense from 1979 to 1986.

     Yip Loi Lee has been a Director since August 13, 1996 and is chairman of the Audit Committee and a member of the Compensation Committee of the Board. He was Regional Director (America) of Singapore Technologies Pte Ltd from March 1994 until December 1998, and from May 1990 to January 1997 he was President of its affiliate, Metheus Corporation. Prior to that time he held a number of managerial positions with such corporations as Morgan Guaranty Trust and Singapore Technologies Pte Ltd and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs. Mr. Lee is currently a director of Stetsys Pte Ltd, Stetsys US Inc., California Avitron Corporation, Tritech Microelectronics Ltd, and Vertex Management, Inc.

     Robert A. Grimes, who is a member of the Audit and Compensation Committees of the Board, has served as a member of the Board of Directors since December 1994. He has been President of Pinkerton Systems Integration since 1998. From 1991 to 1998, Mr. Grimes served as a member of the Board of Directors of Engineering and Technical Services, Inc., of which he was President until December 31, 1997. He was also the President of Stetsys US, Inc. from February 24, 1997 to January 23, 1998.

     Dennis W. Elliott has been a Director and a member of the Audit and Compensation Committees since October 1998. He has been the President of Elliott Communications Co., a technology/marketing consulting concern involved in advising companies on strategy and developing operating ventures in telecommunications, data networking, digital television/high definition television and multimedia since 1990. Mr. Elliott was a Director of STM Wireless, Inc. and a member of its Compensation Committee from January to
September 1998. Mr. Elliott is currently a director of Firetalk, Inc. He has also held executive positions at Pacific Telecom, Inc., RCA American Communications (now GE American Communications) and RCA Global Communications.

     Kum Chuen Tang has been a director since June 1999. Mr. Tang has been the General Manager of Agilis Communication Technologies Pte Ltd. since January 1999. From July 1997 until December 1998, he was the Deputy General Manager of CET Technologies Pte Ltd. From April 1990 until June 1997, he was employed by Singapore Technologies Electronics Limited, initially as Senior Project Engineer and promoted to Divisional Manager in July 1996. From May 1987 until March 1990, he held various government positions with the Singapore Ministry of Defense. Mr. Tang has a Master of Science degree (IE) from the National University of Singapore and a Bachelor of Engineering degree (First Class Honors) from Monash University.

     Each director is elected for a period of one year at the annual meeting of shareholders and serves until the next meeting and until his or her successor is duly elected and qualified. A director is elected by a plurality of the votes cast by the shareholders. Officers are elected by, and serve at the discretion of, the Board of Directors. Messrs. Elliott and Grimes are "independent directors" as defined in the North American Securities Administration Association ("NASAA") Statement of Policy Regarding Loans and Other Material Affiliated Transactions. We will maintain at least two independent directors on the Board of Directors and it is our intention to add a third independent director prior to June 2001.

Certain Key Employees

     David Koblinski has been general manager of our Phoenix operations since October 1998. Additionally, from 1995 to September 1999 he also served as a Vice President of Operations for our Phoenix facility. Mr. Koblinski's professional career began in 1982 at Comtech Data Corporation, where he held the position of Customer Service Representative. He was responsible for repairs as well as field and telephone support of satellite data modems. From 1985 to 1995, Mr. Koblinski was the Senior Product Manager and Customer Support Manager for EFData Corporation.

     John Restivo has been Executive Vice President and General Manager of our San Diego operations since March 1999. His duties presently include management of our San Diego facility. Mr. Restivo has a Bachelor of Science degree in Engineering from Florida Institute of Technology. His professional career includes more than thirteen years in engineering and management. He has held a variety of positions, most recently as Chief Technical Officer of Radiation Systems, Inc. Previous experience includes Scientific Atlanta, where he was Director of Engineering and Operations, and Hughes Aircraft Company as a systems engineer.

     Brian Duggan has been the Vice President of Sales and Marketing since December 1998. Mr. Duggan handles global sales and marketing efforts for our complete equipment line, with all regional sales offices reporting directly to him. Prior to this appointment, Mr. Duggan served as Director of Worldwide Sales for ComStream Corporation. Before joining ComStream in 1995, Mr. Duggan spent eight years as Director of Marketing with Comtech Systems, Inc. He has held various positions with Plessey Electronics Systems Ltd. (UK) in engineering and sales and marketing, and with Datotek Corporation in Texas as Director of Marketing. Mr. Duggan is a graduate of Hatfield College in the United Kingdom, where he majored in engineering.

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant during the period from January 1, 1999 to December 31, 1999, none of the officers or directors of the registrant or the beneficial owners of its equity securities failed to file reports on Forms 3, 4 or 5 required to be filed during such period or prior thereto, except that a Form 3 Report was filed late by Tang Kum Chuen and a Form 4 Report was filed late by Stetsys Pte Ltd and Temasek Holdings (Private) Limited and by Steve Eymann.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

     Our policy has been to pay no cash compensation to directors who are our employees or ST affiliates for their service as directors. Outside directors are paid $4,000 per meeting attended and $500 if attendance is via telephone. In April 1999, all directors became eligible to receive stock options. In June 1999, the Board of Directors voted to grant stock options to four directors. Robert Grimes, Dennis Elliot, Kum Chuen Tang, and Yip Loi Lee each received an option to purchase up to 10,000 shares of our common stock at an exercise price of $3.25 per share. The options expire in June 2009.

     In August 1999, our Board of Directors recognized the significant achievements of our senior management in effecting the ComStream integration by awarding bonuses of $203,900 to Robert C. Fitting, $98,900 to Steven W. Eymann, and $46,700 to Garry Kline. In addition, to further the goal of providing senior management an equity stake in our company, the Compensation committee and the Board of Directors resolved to permit senior management to borrow funds from our company for the purpose of exercising stock options. In October 1999, Messrs. Fitting and Kline borrowed $200,000 and $50,000, respectively, for the purpose of exercising stock options. In November 1999, Mr. Eymann borrowed $100,000 for the purpose of exercising his stock options. No additional loans are available under this arrangement. We recorded the $350,000 in loans made to Messrs. Fitting Eymann and Kline as compensation expense in 1999.

     Under the terms of the promissory notes executed by each of Messrs. Fitting, Eymann, and Kline, each promises to pay 50% of the principal amount due with interest on the first anniversary date of the note. The remainder of the principal, plus interest, is due on the second anniversary date of the note. The unpaid principal bears interest at a rate of 5% per annum. If the borrower continues to be employed by us, we will forgive one-half of each loan (including interest) in January 2001, and we will provide sufficient bonus compensation at those times to enable the employees to satisfy the resulting income tax obligation. If we sever our relationship with any of Messrs. Fitting, Eymann, or Kline for cause or if any of them voluntarily severs the relationship, any portion of the loan not forgiven will become due and payable. Further, based upon their exercise of the options exercised with the proceeds of these loans, each of Messrs. Fitting, Eymann, and Kline has agreed not to own, operate or be employed by a competing entity during a two-year period commencing from the date of the termination of his employment either involuntarily for cause or voluntarily by the employee.

     The following table sets forth the compensation for services in all capacities to the Company for the years ended December 31, 1999, 1998 and 1997 of the Company's Chief Executive Officer, Executive Vice President and Chief Financial Officer. No other executive officer or employee received total annual salary and bonus of more than $100,000.

                                                SUMMARY COMPENSATION TABLE

                                                             YEAR                                  ALL OTHER
     NAME AND PRINCIPAL POSITION                             ENDED        SALARY      OPTIONS(#) COMPENSATION(1)
     ---------------------------                             -----        ------      ---------- ---------------
     Robert C. Fitting, CEO ...........................     12/31/99     $366,588            0      $229,056
                                                            12/31/98      144,234       30,000         1,186
                                                            12/31/97      116,529            0         1,165


     Steven Eymann, Exec. Vice Pres ...................     12/31/99     $236,916            0      $138,588
                                                            12/31/98      133,543       30,000         1,174
                                                            12/31/97      111,162            0         1,112

     Garry Kline, CFO .................................     12/31/99     $113,045       20,000      $ 92,070
                                                            12/31/98       75,000       30,000           692
                                                            12/31/97       69,904            0           524

(1) For the years ended in 1997 and 1998, these amounts were for matching 401K contributions. For 1999, Mr. Fitting's other compensation consisted of an executive bonus of $203,900 plus matching 401K contributions of $2,000, excess group term life insurance premiums of $3,048 and cafeteria plan related benefits of $20,108. Mr. Eymann's other compensation for 1999 consisted of executive bonuses of $132,900 plus matching 401K contributions of $2,000, excess group term life insurance premiums of $635 and cafeteria plan related benefits of $3,053. Mr. Kline's other compensation for 1999 consisted of executive bonuses of $87,200 plus matching 401K contributions of $2,000 and cafeteria plan related benefits of $2,870.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     PERCENT OF TOTAL OPTIONS
                       OPTIONS       GRANTED TO EMPLOYEES IN        EXERCISE     EXPIRATION    GRANT DATE PRESENT
NAME                   GRANTED             FISCAL YEAR               PRICE          DATE            VALUE(1)
----                   -------             ----------                -----          ----            --------
Robert C. Fitting ..      0                     0%                    N/A            N/A               N/A

Steven Eymann.......      0                     0%                    N/A            N/A               N/A


Garry Kline ........   20,000                   1%                   $3.00         9/16/09            $5.62

----------
(1) Based on the Black-Scholes option pricing model, assuming that one-fourth of the options will be exercisable on the grant date and each of the first three anniversaries thereof, no dividend yield, expected volatility of 130% and a risk-free interest rate of 5.76%. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

AGGREGATE OPTION EXERCISES IN 1999 AND HOLDINGS AT YEAR END

     The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 1999 with respect to Robert C. Fitting, the Chief Executive Officer and President of the Company, Steven Eymann, the Executive Vice President and Garry Kline, the Chief Financial Officer of the Company.

                       AGGREGATE OPTIONS EXERCISED IN THE
                LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

                                                       NUMBER OF UNEXERCISED OPTIONS     VALUE OF UNEXERCISED, IN-THE-MONEY
                           NUMBER                                 HELD AT                            OPTIONS AT
                         OF SHARES                           DECEMBER 31, 1999                  DECEMBER 31, 1999(1)
                        ACQUIRED ON       VALUE              -----------------                  --------------------
NAME                      EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
----                      --------       --------     -----------     -------------       -----------      -------------
Robert C. Fitting......    128,200        $64,100       101,885           15,000            $428,324           $59,063

Steven Eymann..........     64,100        19,871        165,985           15,000            705,436             59,063

Garry Kline ...........     25,551        11,511         10,492           16,500             38,659            115,313

----------
(1) Based on the December 31, 1999 closing price of the Common Stock of $6.75 per share on the OTC Bulletin Board, less the per share exercise price.

Employee Compensation Plans

1996 Incentive Stock Option Plan

     Our shareholders adopted the 1996 Incentive Stock Option Plan (the "Plan") on January 8, 1997, as a means of rewarding certain employees, officers and directors for their efforts in improving our competitive and financial position and also as an incentive to retain these individuals in the future. Our Board of Directors or the compensation committee administers the Plan. Each has the authority to determine all matters relating to the Plan, including the selection of individuals to be granted options, the number of shares subject to the options, the exercise price, and the term of an method by which the options may be exercised. As of December 31, 1999, options to purchase 1,535,206 shares of common stock were outstanding at a weighted average exercise price of $3.09 per share and options have been exercised to purchase 287,772 shares of common stock. The total number of shares of common stock remaining reserved for issuance under the Plan as of December 31, 1999 was 1,784,170. Under the Plan, we may not grant options after November 12, 2006. Subsequent to the year end, the Board of Directors issued all of the remaining unissued stock options.

     Options granted under the Plan may be non-qualified options or options qualifying as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The initial exercise option price of each stock option granted under the Plan will not be less than the fair market value (100% of the fair market value if the grant is to any grantee owning more than 10% of our outstanding common stock) of the common stock subject to the option.

     Any option granted on or after October 6, 1998 under the Plan generally becomes exercisable immediately as to 25% of the shares covered thereby and becomes exercisable for an additional 25% in each of the succeeding three years. An amendment to the Plan has accelerated the exercise schedule on certain earlier option grants to match the current schedule or to become immediately exercisable. No options granted under the Plan are transferable, except upon the death of the grantee.

1999 Employee Stock Purchase Plan

     On June 15, 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), as a means of rewarding and retaining existing employees. The Purchase Plan allows eligible employees, including officers and directors, to utilize payroll deductions to purchase shares of our common stock.

     The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. As of December 31, 1999, 1,000,000 shares are authorized for issuance under the Purchase Plan. The Purchase Plan was activated in the first quarter of 2000.

     Each eligible employee may elect to have from 1% to 15% of his or her salary deducted in each pay period and deposited into a stock purchase account in such employee's name. At the conclusion of each purchase period, the employee may exercise the right to purchase shares of common stock or elect a cash distribution of all amounts held in the stock purchase account. Amounts in such accounts may be used by employees to purchase the largest number of whole shares available at the purchase price. The purchase price for shares of common stock will be the lesser of 85% of the fair market value of the common stock on (a) the first day of the applicable purchase period, or (b) the last day of such period. In the event of termination of a participant's employment of all funds in the employee's stock purchase account will be distributed to such employee of all funds in the employee's stock purchase account will be distributed to such employee in cash, except for termination relating to a normal or early retirement, in which case the balance in the stock purchase account will be used to purchase shares of common stock.

Employee Benefit Plan

     We have a qualified contributory 401(k) plan that covers all employees in our Phoenix facility who have attained the age of 18 and are employed at the enrollment date. We provided contributions of $85,301, $31,690 and $30,230 respectively for the years ended December 31, 1999, 1998 and 1997. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the years ended December 31, 1999, 1998 and 1997, we matched up to 1% of the employee's salary. Beginning January 1, 2000, we match 50% of each employee contribution to the plan up to a maximum annual match of $2,000.

     We also have a qualified contributory 401(k) plan that covers all full-time employees in our San Diego facility who have been employed continuously for at least 30 days prior to the enrollment date. We provided contributions of $143,487 and $30,450 for the year ended December 31, 1999 and the period October 15, 1998 through December 31 1998, respectively. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. We match $0.35 for every dollar up to 7% of the employee's contribution.

EMPLOYMENT AGREEMENTS

     Under the employment agreement between the Company and Messrs. Fitting and Eymann, they will serve as Chief Executive Officer and Executive Vice President of the Company until the earlier of June 30, 2000 or such time as the Company's adjusted earnings before interest and taxes exceeds $6,000,000 for a period of four calendar quarters. Pursuant to the agreement, the Company presently pays Mr. Fitting and Mr. Eymann annual salaries of $200,000 and $150,000, respectively, and has granted them certain of the stock options described in the above table. Each of Mr. Fitting and Mr. Eymann has also agreed he will not engage in any business which competes with the Company until after the second anniversary of his termination of employment with the Company, except in the case of involuntary termination without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Messrs. Lim, Lee, Grimes, and Elliott. There were no interlocking relationships between our company and other entities that might affect the determination of the compensation of our executive officers. Mr. Lim is currently the Chairman of Stetsys Pte Ltd and Stetsys US, Inc.

and has been the Group Director of Singapore Technologies Pte Ltd since February 1995. Additionally, Mr. Lee served as a Regional Director of Singapore Technologies Pte Ltd until December 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 11, 2000, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and its Chief Executive Officer and Executive Vice President, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated subject to applicable community property law.

                                                Number       Percentage
         Name and Address                     of Shares(1)   of Class(1)
         ----------------                     ------------   -----------

     Stetsys US, Inc.(2) ................     1,180,000         8.71%
     Stetsys Pte Ltd(2) .................     9,676,800(3)     71.40%
     Robert C. Fitting(4) ...............       242,385(5)      1.77%
     Steven W. Eymann(4) ................       241,585(6)      1.76%
     Garry D. Kline(4) ..................        46,243(7)         *
     Ming Seong Lim(2) ..................             0            0
     Yip Loi Lee(4) .....................        10,000(8)         *
     Robert A. Grimes(4) ................        10,000(8)         *
     Dennis W. Elliott(4) ...............        10,000(8)         *
     Kum Chuen Tang(2) ..................        10,000(8)         *
     All directors and executive officers
       of the company as a group (eight
       persons) .........................       570,213         4.20%

*    Less than one percent.

(1) The numbers and percentages shown include the shares of common stock actually owned as of February 11, 2000 and the shares of common stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of February 11, 2000 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2) The address for each of these shareholders is: c/o Singapore Technologies Pte Ltd, 83 Science Park Drive, #01-01/02 The Curie, Singapore Science Park, Singapore 118258.

(3) The shares reported as owned by Stetsys Pte Ltd include the shares reported as beneficially owned by Stetsys US, Inc., of which Stetsys Pte Ltd is the sole stockholder. The Minister of Finance (Incorporated) of Singapore owns 100% of the stock of Singapore Technologies Pte Ltd, which in turn owns 100% of Stetsys Pte Ltd. An aggregate of 3,900,000 of the outstanding shares held by Stetsys Pte Ltd. and Stetsys US Inc. are subject to a lock-in agreement required by certain state regulatory authorities, as described in "Lock-in Agreements" below.

(4) The address for each of these shareholders is: c/o Radyne ComStream Inc., 3138 East Elwood Street, Phoenix, Arizona 85034.

(5) Includes 109,385 shares underlying exercisable options held by Mr. Fitting. Of the outstanding shares owned by Mr. Fitting, 59,500 shares are, and 40% of any shares acquired by Mr. Fitting upon exercise of options may be, subject to a lock-in agreement required by certain state regulatory authorities, as described in "Lock-in Agreements" below.

(6) Includes 173,485 shares underlying exercisable options held by Mr. Eymann. Of the outstanding shares owned by Mr. Eymann, 27,250 shares are, and 40% of any shares acquired by Mr. Eymann upon exercise of options may be, subject to a lock-in agreement required by certain state regulatory authorities, as described in "Lock-in Agreements" below.

(7) Includes 17,992 shares underlying exercisable options held by Mr. Kline. Of the outstanding shares owned by Mr. Kline, 11,500 are, and 40% of any shares acquired by Mr. Kline upon exercise of options may be, subject to a lock-in agreement required by certain state regulatory authorities, as described "Lock-in Agreements" below.

(8) Represents 10,000 shares underlying exercisable options held by each of Messrs. Elliott, Grimes, Lee, and Tang.


Lock-in Agreements

     We have entered into lock-in agreements with Stetsys Pte Ltd, Stetsys US Inc. and Messrs. Fitting, Eymann and Kline pursuant to which these shareholders have agreed not sell, pledge, hypothecate, assign, grant any option for the sale of, or otherwise transfer or dispose of

     o an aggregate of 3,998,250 shares of our common stock owned by these shareholders, plus

     o any shares issued to these shareholders with respect to the locked-in shares in any stock dividend, stock split, recapitalization or similar transaction, plus

     o 40% of any shares acquired by these shareholders pursuant to the exercise of any option during the terms of the lock-in agreement.

     These lock-in agreements were required by certain state regulatory authorities in connection with our recently concluded public offering, and the terms of these agreements cannot be amended without the consent of these regulatory authorities.

     In the event of a dissolution, liquidation, merger, consolidation, reorganization, sale or exchange of our assets or securities (including by way of a tender offer), or any other transaction or proceeding with a person who is not a Promoter (as defined in the North American Securities Administrators Association Statement of Policy on Corporate Securities Definitions) which results in a distribution of our assets or securities while the lock-in agreements are in effect:

     o all holders of our common stock, except the shareholders who are party to the lock-in agreements with respect to the shares they own that are subject to the lock-in agreements, will first share in any such distribution on a per-share basis until they have received $7.00 for each share of our common stock that they own, then

     o all of the shareholders who are parties to the lock-in agreements will share in such distribution on a per-share basis with respect to the shares they own that are the subject of the lock-in agreements until they have received $7.00 for each such share of common stock, then

     o all of our shareholders will share in any remaining portion of the distribution equally on a per-share basis.

     The distribution may be made on terms that are more favorable to the shareholders who are party to the lock-in agreements if a majority of the shares of common stock held by our other shareholders vote in favor of, or consent to, such terms.

     During the term of the lock-in agreements the shareholders who are parties to such agreements cannot vote any of their shares in favor of any dissolution, liquidation, merger, consolidation, reorganization, sale or exchange of our assets or securities (including by way of a tender offer), or any other transaction or proceeding which results in a distribution of our assets or securities unless a majority of our independent directors have approved the transaction.

     Unless the lock-in agreements terminate sooner, as described below, commencing February 11, 2001, 2 1/2% of the locked-in shares held by the shareholders will be released from the terms of the lock-in agreements each quarter. All shares remaining subject to the lock-in agreements will be released February 11, 2002.

     The lock-in agreements have a two year term commencing on February 11, 2000, but will terminate earlier if our common stock becomes a "covered security" as defined under the National Securities Markets Improvement Act of 1996. Our common stock would be a covered security if it were to be listed on a national stock exchange or on Nasdaq's National Market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As disclosed under "Management - Executive Compensation," we made loans of:
(1) $200,000 to Robert C. Fitting on October 8, 1999; (2) $100,000 to Steven W. Eymann on November 1, 1999; and (3) $50,000 to Garry Kline on October 11, 1999. The proceeds of these loans were used by each of Messrs. Fitting, Eymann, and Kline to exercise stock options in October and November 1999 for an aggregate of 217,851 shares of common stock granted under the 1996 Incentive Stock Option Plan.

     Sales of products in the ordinary course of business to Agilis Communication Technologies Pte Ltd, an affiliated company under the common control of ST, were $200,115 for year ended December 31, 1999, $65,000 for the year ended December 31, 1998, and $540,000 for the year ended December 31, 1997.

     Until October 1998, ETS was a wholly owned subsidiary of ST. Sales of products in the ordinary course of business to ETS were $172,750 for the year ended December 31, 1999, $50,000 for the year ended December 31, 1998, and $152,000 for the year ended December 31, 1997.

     During 1998, ST loaned us $5,618,272, which bore interest at rates ranging from 6.625% to 6.844%. We used the proceeds from these loans to repay and terminate a bank line of credit with Bank of America NT & SA, for which ST had provided a non-binding letter of awareness. In October 1998, ST loaned us an additional $10.0 million in connection with the ComStream acquisition, which bore interest at 6.375%. On September 30, 1999, ST instructed us to capitalize the entire $15,618,272 principal amount of the debt we owed to ST in partial exercise of its rights under our rights offering. In October 1999, ST exercised the balance of its rights by paying cash to us in the amount of $423,700. We used these funds, along with $932,200 of cash on hand, to pay the accrued interest due of $1,355,000 to ST.

     Interest expense on notes payable to ST was $774,000, $581,000 and $148,000 for the years ended December 31, 1999, 1998 and 1997, respectively. There is no outstanding debt to ST as of December 31, 1999 and accrued interest has been paid in full.

     Management believes that all of the foregoing transactions were on terms no less favorable to Radyne ComStream than it could have obtained in arms length transactions with unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The following consolidated financial statements of Radyne ComStream Inc. and subsidiaries are included in Part II, Item 8:

     Independent Auditors' Reports

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     (a) (2) All financial statement schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements or notes thereto or otherwise in this Form 10-K report.

     (a) (3) The following exhibits are included in this Form 10-K report:

                                     EXHIBIT

     NO.

     2.1*        Stock Purchase Agreement dated August 28, 1998 between Spar
                 Aerospace Limited and Radyne Corp.
     3.1**       Restated Certificate of Incorporation

     3.2***      By-Laws, as amended and restated
     10.1****    1996 Incentive Stock Option Plan
     10.2*****   Employment Agreement with Robert C. Fitting (Radyne Termsheet)
     10.3+       Lease between ADI Communication Partners, L.P. and
                 ComStream dated April 23, 1997
     10.4+       First Amendment to lease between ADI Communication
                 Partners L.P. and ComStream dated July 16, 1997
     10.5+       Second Amendment to Lease between Kilroy Realty, L.P. and
                 ComStream dated November 18, 1998
     10.6+       Indemnity Agreement between Pacific Bell Corporation and
                 ComStream dated November 18, 1998
     10.7+       Letter Agreement between Spar and Radyne Corp. dated
                 November 18, 1998
     10.8******  Lease for facility in Phoenix, Arizona
     10.9++      Amendment to 1996 Incentive Stock Option Plan
     10.10+++    Uncommitted Line of Credit Facility Letter Agreement, dated as of May 18, 1998, and amended as of September 28, 1998 and September 30, 1999
     10.11+++    Stock Purchase Loan Agreement executed by Robert Fitting,
                 dated October 8, 1999
     10.12+++    Promissory Note executed by Robert Fitting, dated
                 October 8, 1999 in the amount of $200,000
     10.13+++    Stock Purchase Loan Agreement executed by Garry Kline,
                 dated October 8, 1999
     10.14+++    Promissory Note executed by Garry Kline, dated
                 October 11, 1999 in the amount of $50,000
     10.15+++    Stock Purchase Loan Agreement executed by Steven Eymann,
                 dated November 11, 1999
     10.16+++    Promissory Note executed by Steven Eymann, dated
                 November 1, 1999 in the amount of $100,000
     10.17+++    General Release and Settlement Agreement between Spar
                 Aerospace Limited and Radyne ComStream Inc. dated
                 September 29, 1999
     21.1        Subsidiaries of the Registrant
     23.1        Consent of KPMG LLP
     23.2        Consent of Deloitte & Touche LLP
     27.0        Financial Data Schedule

----------

       * Incorporated by reference from Registrant's Form 8-K filed on August 28, 1998.

       ** Incorporated by reference from Registrant's report on Form 10-Q filed on March 11, 1997.

       *** Incorporated by reference from Registrant's amended report on Form 10-K for the year ended December 31, 1998.

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

       +++ Incorporated by reference from Registrant's amended Registration Statement on Form S-2, dated and declared effective on February 7, 2000 (File No. 333-90731).

     (b) Registrant filed the following reports on Form 8-K during the period of October 1 through December 31, 1999:

     Current Report on Form 8-K dated November 12, 1999, Item 5.

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

                                               RADYNE COMSTREAM INC.
                                               ---------------------
                                               (Registrant)


                                      By: /s/ Robert C. Fitting
                                          -------------------------------------
                                          Robert C. Fitting,
                                          Chief Executive Officer and President

Dated: March  1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                                 Title                         Date
          ----                                 -----                         ----
/s/ Lim Ming Seong              Chairman of the Board of Directors       March  1, 2000
------------------------
Lim Ming Seong


/s/ Robert C. Fitting           Chief Executive Officer, President       March  1, 2000
------------------------        and Director
Robert C. Fitting


/s/ Garry D. Kline              Vice President, Finance                  March  1, 2000
------------------------        (Principal Financial and
Garry D. Kline                  Accounting Officer)


/s/ Robert A. Grimes            Director                                 March  1, 2000
------------------------
Robert A. Grimes


/s/ Lee Yip Loi                 Director                                 March  1, 2000
------------------------
Lee Yip Loi


/s/ Dennis Elliot               Director                                 March  1, 2000
------------------------
Dennis Elliot


/s/ Tang Kum Chuen              Director                                 March  1, 2000
------------------------
Tang Kum Chuen