Form 10-Q
period 2000-03-31
RADYNE COMSTREAM INC
filed 2000-05-02
CIK 718573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the three month period ended March 31, 2000.

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

                                    YES  X  NO
                                        ---   ---
                  The registrant had 14,271,557 shares of its common stock, par value $.002, outstanding as of March 31, 2000.

                         PART I - FINANCIAL INFORMATION
                              RADYNE COMSTREAM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2000          December 31, 1999
ITEM 1                                                                 Unaudited               Audited
                               Assets

 Current assets:

     Cash & cash equivalents                                           $ 19,956,792            2,947,660
     Accounts receivable - trade, net of allowance for doubtful
       accounts of $826,746 and $791,746 respectively                     9,718,909            8,678,153
     Other receivable                                                        14,489                   --
     Inventories, net                                                    10,006,936            8,339,112
     Prepaid expenses                                                       522,570              929,076
                                                                       ------------           ----------
                  Total current assets                                   40,219,696           20,894,001
                                                                       ------------           ----------
Property and equipment, net                                               3,438,600            3,595,168

Other assets:
     Purchased technology, net of accumulated amortization of $605,000
        and $505,000, respectively                                        1,895,000            1,995,000

     Goodwill, net of accumulated amortization of $297,459 and
       $253,530, respectively                                             1,500,932            1,544,861
     Deposits and other                                                     118,075              207,032
                                                                       ------------           ----------
                  Total other assets                                      3,514,007            3,746,893
                                                                       ------------           ----------
                                                                       $ 47,172,303           28,236,062
                                                                       ============           ==========

               Liabilities and stockholders' equity

Current liabilities:
     Notes payable under line of credit agreement                      $  5,500,000           12,920,000
     Current installments under capital leases                               22,362               44,332
     Accounts payable,  trade                                             4,524,990            3,911,742
     Accrued expenses                                                     5,416,581            5,043,391
     Customer advances                                                    2,772,011              545,218
     Taxes Payable                                                          706,246              684,382
                                                                       ------------           ----------
                  Total Current Liabilities                              18,942,190           23,149,065


Obligations under capital leases, excluding current installments             44,185               64,652
Accrued stock option compensation                                           568,170              695,433
                                                                       -------------          ----------
                     Total Liabilities                                    19,554,545          23,909,150
                                                                       -------------          ----------
  Stockholders' equity:
       Common Stock, $.002 par value, 20,000,000 shares authorized;
           shares issued and outstanding, 14,271,557 at March 31, 2000
           and 10,739,382 at December 31, 1999                               28,544               21,476
       Additional Paid-In Capital                                        45,244,778           23,353,318
       Accumulated deficit                                              (17,655,564)         (19,047,882)
                                                                       ------------           ----------
                    Total stockholders' equity                           27,617,758            4,326,912
                                                                       ------------           ----------
                                                                       $ 47,172,303           28,236,062
                                                                       ============           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended

                                                March 31, 2000    March 31, 1999

Net Sales                                       $ 16,752,174           12,318,705
Cost of Sales                                      8,921,518            6,772,429
                                                ------------         ------------
                 Gross Profit                      7,830,656            5,546,276
                                                ------------         ------------
Operating expenses:
   Selling, general and administrative             3,538,541            2,227,022
   Depreciation and Amortization                     619,882              773,668
   Research and development                        2,174,172            2,307,475
                                                ------------         ------------
                 Total operating
                 expenses                          6,332,595            5,308,165
                                                ------------         ------------

Earnings from operations                           1,498,061              238,111

Other (income) expense:
   Interest expense                                  218,520              543,001
   Other (income) expense                           (141,777)              11,773
                                                ------------         ------------

Earnings (loss) before income taxes                1,421,318             (316,663)

Income taxes                                          29,000                 --
                                                ------------         ------------

Net earnings(loss)                              $  1,392,318             (316,663)
                                                ============         ============
Basic net earnings(loss) per share              $       0.11                (0.05)
                                                ============         ============
Diluted net earnings(loss) per share            $       0.10                (0.05)
                                                ============         ============
Weighted average number of common shares
     outstanding - basic                          12,458,322            5,931,968
                                                ============         ============
Weighted average number of common shares
     outstanding - diluted                        14,274,501            5,931,968
                                                ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                THREE MONTHS ENDED

                                                                         MARCH 31, 2000          MARCH 31, 1999
Cash flows from operating activities:
     Net earnings(loss)                                                  $  1,392,318             (316,663)
     Adjustments to reconcile net earnings (loss) to cash flows provided by
        Operating activities:
           Loss on disposal of assets                                          28,073                 --
           Depreciation and Amortization                                      619,882              773,668
           Increase (decrease) in cash resulting from changes in:
              Accounts receivable                                          (1,040,756)           1,358,159
              Other receivables                                               (14,489)                --
              Inventories                                                  (1,667,824)             358,103
              Prepaid expenses                                                406,506              (92,646)
              Deposits and other                                               88,957               70,580
              Accounts payable, trade                                         613,248             (648,964)
              Accounts payable, affiliates                                       --                 (6,950)
              Accrued expenses                                                373,190             (962,370)
              Customer advances                                             2,226,793                 --
              Taxes payable                                                    21,864                 --
              Accrued stock option compensation                              (127,263)                --
                                                                         ------------         ------------
                    Net cash provided by operating activities               2,920,499              532,917
                                                                         ------------         ------------
Cash flows from investing activities:
     Capital expenditures                                                    (347,458)             (28,910)
                                                                         ------------         ------------
                  Net cash used in investing activities                      (347,458)             (28,910)
                                                                         ------------         ------------
Cash flows from financing activities:
     Borrowings on notes payable under line of credit                            --              1,000,000
     Payments on notes payable under line of credit                        (7,420,000)                --
     Net proceeds from exercise of stock options                              753,876                7,500
     Net proceeds from sale of common stock                                21,144,652                 --
     Principal payments on capital lease obligations                          (42,437)             (42,587)
                                                                         ------------         ------------
                    Net cash provided by financing activities              14,436,091              964,913
                                                                         ------------         ------------
Net increase in cash
                                                                           17,009,132            1,468,920
Cash and cash equivalents, beginning of year
                                                                            2,947,660              254,956
                                                                         ------------         ------------
Cash and cash equivalents, end of period                                 $ 19,956,792            1,723,876
                                                                         ============         ============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $    477,951              179,025
                                                                         ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 1999 IS UNAUDITED)

1        BUSINESS

         Radyne ComStream Inc. (the "Company") was incorporated on November 25, 1980 and commenced operations on May 22, 1981. On August 12, 1996 the Company became a majority owned subsidiary of Singapore Technologies Pte Ltd ("STPL"), through its wholly-owned subsidiary, Stetsys US, Inc. ("ST").

         In March 1999, Radyne Corp. changed its name to Radyne ComStream Inc. The Company's principal manufacturing and headquarters facilities are located in Phoenix, Arizona and San Diego, California. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite and cable communication networks.


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of Presentation

         The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the twelve month period ended December 31, 1999.

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

(e)      Revenue Recognition

         The Company recognizes revenue upon transfer of title and shipment of product.

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

(o)  Net Earnings/(Loss) Per Share

         Basic earnings (loss) per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings or loss of the Company. Assumed exercise of outstanding stock options and warrants for the three months ended March 31, 1999 have been excluded from the calculations of diluted net loss per commons share as their effect would have been antidilutive.

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

3        PUBLIC OFFERING

         In January 2000, the Board of Directors approved a public offering of 2,760,000 units which became effective on February 11, 2000 upon the approval by the Securities and Exchange Commission of the S-2/A Registration Statement which was filed on February 7, 2000. Each unit offered consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock. The units were offered at a net price of $6.44 each (after a $0.56 per unit underwriting discount), subject to adjustment in certain circumstances. As a result, the Company received $17,301,500 in proceeds which were offset by $809,836 in costs associated with the offering. Management of the Company anticipates that these proceeds will primarily be used in on-going Research and Development projects for the purpose of expanding current product lines. Additionally, Warrant Holders exercised a total of 531,770 warrants to buy shares at $8.75 per share, which generated another $4,652,988 of cash. These funds will be used for general corporate expenses and to retire debt.


4    INVENTORIES                                        MARCH 31, 2000     DECEMBER 31, 1999
Inventories consist of the following:

Raw materials and components                            $  6,017,155         $  5,550,279
Work in process                                            4,644,144            3,724,908
Finished goods                                             1,060,308              863,154
                                                        ------------         ------------
                                                          11,721,607           10,138,341
Obsolescence reserve                                      (1,714,671)          (1,799,229)
                                                        ------------         ------------
Total                                                   $ 10,006,936         $  8,339,112
                                                        ============         ============


5 PROPERTY AND EQUIPMENT                            MARCH 31, 2000      DECEMBER 31, 1999
Property and equipment consist of the following:

Machinery and equipment                             $ 3,744,027         $ 3,674,803
Furniture and fixtures                                2,211,855           2,048,976
Leasehold improvements                                  730,765             445,127
Computers and Software                                  217,687             462,042
                                                    -----------         -----------
                                                      6,904,334           6,630,948
Less accumulated depreciation & amortization         (3,465,734)         (3,035,780)
                                                    -----------         -----------
Total                                               $ 3,438,600         $ 3,595,168
                                                    ===========         ===========



6  ACCRUED LIABILITIES                            MARCH 31, 2000      DECEMBER 31, 1999
Accrued liabilities consist of the following:

Wages and related payroll taxes                      $1,620,118        $  788,559
Interest expense                                         43,774           303,205
Professional fees                                       366,353           630,650
Warranty reserve                                        869,682           924,928
Lease buyout                                            267,759           172,511
Accrued MIP                                             154,700           439,168
Accrued Executive Bonuses                               406,247              --
Accrued Commissions                                     671,492           688,758
Other                                                 1,013,456         1,095,612
                                                     ----------        ----------
Total                                                $5,416,581        $5,043,391
                                                     ==========        ==========

7     RELATED PARTY TRANSACTIONS

      Sales to Agilis Communication Technologies Pte Ltd, a company under common control with Radyne ComStream, for the three months ended March 31, 2000 and 1999 were $6,300 and $1,200 respectively. Cost of such sales for the same periods were $3,789 and $1,150 respectively.

      Interest expense on notes payable to affiliates was $0 and $255,000 for the three months ended March 31, 2000 and March 31, 1999 respectively.

8     NOTES PAYABLE

      The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum (rates varied from 7.18 % to 7.37% on balances owed at March 31, 2000). The credit agreement requires the Company to maintain certain financial leverage ratios. At March 31, 2000, the Company was in compliance with all such covenants. The availability of additional borrowings under the credit agreement expires September 28, 2000 and is renewable annually at the option of the bank. The Company owed principal of $5,500,000 under the line of credit as of March 31, 2000 and $12,920,000 as of December 31, 1999.

9     EARNINGS (LOSS) PER SHARE

      A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

                                                                               Quarter ended
                                                                                  March 31,
                                                                                  ---------
                                                                        2000                 1999
                                                                        ----                 ----
Earnings (loss) available to common stockholders                    $  1,392,318             (316,663)
                                                                    ============         ============
Basic EPS-weighted average shares outstanding                         12,458,322            5,931,968
                                                                    ============         ============
Basic earnings (loss) per share                                              .11                 (.05)
                                                                    ============         ============
Basic EPS-weighted average shares outstanding                         12,458,322            5,931,968
Effect of dilutive securities                                          1,816,179                   --
                                                                    ------------         ------------
Dilutive EPS-weighted average shares outstanding                      14,274,501            5,931,968
                                                                    ============         ============
Diluted earnings (loss) per share                                            .10                 (.05)
                                                                    ============         ============
Stock options not included in diluted EPS since antidilutive                  --              616,228
                                                                    ============         ============


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's 1999 Annual Report on Form 10-K.

         Except for the historical information contained herein, the following discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Radyne ComStream Inc., or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

-        loss of, and failure to replace, any significant customers;

-        timing and success of new product introductions;

-        product developments, introductions and pricing of competitors;

-        timing of substantial customer orders;

-        availability of qualified personnel;

- the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

-        performance of suppliers and subcontractors;

-        market demand and industry and general economic or business conditions;

-        availability, cost and terms of capital;

- Radyne ComStream's level of success in effectuating its strategic plan, including realization of all of the anticipated benefits of the integration of Radyne and the recently acquired ComStream Holdings, Inc.;

- other factors to which this report refers or to which the Company's 1999 Annual Report on Form 10-K refers; and

RESULTS OF OPERATIONS

         The Company's net sales increased 36% to $16,752,000 during the period ended March 31, 2000 from $12,319,000 during the period ended March 31, 1999 primarily as a result of integration of the Company's core product lines into the established ComStream Holdings marketing and distribution channels in addition to an increase in bookings between the two periods.

         The Company's cost of sales as a percentage of net sales decreased to 53% during the period ended March 31, 2000 from 55% during the period ended March 31, 1999. This decrease is primarily the result of an increase in margins on product sales due to product mix during the current quarter compared to the first quarter of 1999.

         Selling, general and administrative costs increased 59% to $3,539,000 during the current period from $2,227,000 during the fiscal period ended March 31, 1999. The increased level of expenses for the period was primarily the result of the increased level of business activity, in addition to higher accruals made for commissions and executive bonuses. Marketing expenses have remained high, based on the Company's attempts to position itself to compete head-to-head with larger competitors without giving up margin advantages.

         Depreciation and amortization decreased 20% to $620,000 during the current period from $774,000 during the fiscal period ended March 31, 1999. The decreased level of overall depreciation and amortization expenses is the result of the lower net book values of fixed assets and intangible assets.

         Research and development expenditures decreased 6% to $2,174,000 during the current period from $2,307,000 during the period ended March 31, 1999. These expenditures may fluctuate from period to period depending on the staging of on-going projects. In future periods, we anticipate research and development expenditures to remain high as we plan to expand current product lines.

         Based on above, the Company experienced net operating income of $1,498,000 for the three month period ended March 31, 2000 as compared to 238,000 for the three month period ended March 31, 1999. This increase is mainly attributed to the increase in sales and product margins discussed above.

          Interest expense decreased to $219,000 in the current period ended March 31, 2000 from $543,000 in the prior period ended March 31, 1999 due to a decrease in the Company's debt level.

         Other income increased to $142,000 in the current period ended March 31, 2000 from an expense of $12,000 in the prior period ended March 31, 1999 due mainly to interest earned on interest bearing cash accounts. As discussed above, overall cash levels increased by $17,009,000 from December 31, 1999 to $19,957,000 at March 31, 2000.

         The Company's new-orders-booked (Bookings) increased by 49% to $20,245,000 for the current period from $13,607,000 for the period ended March 31, 1999. This increase was primarily due to one large order for the Company's "internet-over-satellite" products in the amount of $8,600,000.

         The Company's level of unfilled-orders-to-ship (Backlog) increased 88% to $18,555,000 for the current period from $9,894,000 at March 31, 1999. This increase is due primarily to the above mentioned order for $8,600,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $21,278,000 at March 31, 2000, an increase in working capital of $23,533,000 from ($2,255,000) at December 31, 1999. This change is primarily a result of the public offering in February which provided cash of $17,302,000.

         Net cash provided by operating activities was $2,920,000 for the current period, as compared to $533,000 used in the three-month period ended March 31, 1999. This increase is primarily attributed to an increase in net earnings of $1,709,000 and customer advance payments of $2,227,000, partially offset by increases in accounts receivable and inventory of $1,041,000 and $1,668,000 respectively.

         Cash used in investing activities, consisted of additions to property and equipment of $347,000 for the current period as compared to the prior period amount of $29,000.

         Net cash provided by financing activities increased to $14,436,000 from $965,000 for the periods ended March 31, 2000 and March 31, 1999, respectively. The increase is attributed to the public offering completed in February and subsequent exercise of stock warrants which provided cash of $21,144,652, partially offset by $7,420,000 of payments on notes payable under lines of credit.

         As a result of the foregoing, the Company increased its cash balances by $17,009,000 during the current period, compared to an increase in cash balances of $1,469,000 for the three month period ended March 31, 1999.

         The Company believes that its bank credit lines, cash on hand, and cash from operations are likely to be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.


ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

         Our financial instruments consist primarily of short-term variable rate revolving credit lines. Our debt at March 31, 2000 consisted of notes payable under a line of credit agreement. Interest income from cash invested in interest bearing accounts should offset interest expense on borrowings for the remainder of the current fiscal period.


         PART II - OTHER INFORMATION

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters which security holders voted on during the three month period ended March 31, 2000.

ITEM 5 - OTHER INFORMATION - RECENT DEVELOPMENTS


        Public Offering

         Radyne ComStream Inc completed a public offering as of February 11, 2000. The Company received $17,301,500 in gross proceeds from the sale of 2,760,000 units each consisting of one common share and one warrant to purchase a common share. In addition, as of March 31, 2000, a total of 531,770 warrants had been exercised for the aggregate exercise price of $4,652,988.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBIT           DESCRIPTION

3.1*     Restated Certificate of Incorporation

3.2**    Bylaws, as amended and restated

27       Financial Data Schedule

* Incorporated by reference from Registrant's report on Form 10-Q, filed March 11, 1997.

**       Incorporated by reference from Registrant's Form 10-K, filed April 15,
         1999.


(b) Registrant filed the following reports on Form 8-K during the period of January 1, 2000 through March 31, 2000:

         Current Report on Form 8-K dated February 8, 2000, Item 5.

         Current Report on Form 8-K dated March 3, 2000, Item 5.

         SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     May 2, 2000                 RADYNE COMSTREAM INC.


                                        By: /S/ ROBERT C. FITTING
                                           ------------------------
                                                Robert C. Fitting
                                                Chief Executive Officer and
                                                President


                                        By: /S/ GARRY D. KLINE
                                           ------------------------
                                                Garry D. Kline
                                                Vice President, Finance
                                                (Chief Financial Officer and
                                                Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
------                         -----------------------
27                             Financial Data Schedule