Form 10-Q/A
period 2000-03-31
RADYNE COMSTREAM INC
filed 2000-05-30
CIK 718573

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

                                   YES /X/ NO

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   YES /X/ NO

         The registrant had 14,271,557 shares of its common stock, par value $.002, outstanding as of March 31, 2000.

ITEM 5 -     OTHER INFORMATION - RECENT DEVELOPMENTS

         CONTRACT AWARD - On February 11, 2000 the company entered into an equipment purchase and sale contract with a major Internet-over-Satellite Internet service provider (ISP) worth in excess of $8.6 million. The ISP intends to use the purchased equipment to continue its national and international build-out of its satellite based, wireless network.


         NEW PRESIDENT APPOINTED- On March 28, 2000 company management announced the appointment of Mr. Brian Duggan to the position of President and Chief Operating Officer of Radyne ComStream.

Mr. Duggan had served as Radyne ComStream's Vice President of Sales and Marketing since December 1998. Mr. Duggan was responsible for global sales and marketing efforts for Radyne ComStream's complete equipment line, with all regional sales offices reporting directly to him. Mr. Duggan previously served as Director of Worldwide Sales for ComStream Corporation.

Robert Fitting will continue in his role as Chief Executive Officer and Director of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     May 30, 2000                      RADYNE COMSTREAM INC.


                                             By: /S/ ROBERT C. FITTING
                                                 Robert C. Fitting
                                                 Chief Executive Officer and
                                                 President


                                             By: /S/ GARRY D. KLINE
                                                 Garry D. Kline
                                                 Vice President, Finance
                                                 (Principal Financial and
                                                 Chief Accounting Officer)