Form 10-Q
period 2000-06-30
RADYNE COMSTREAM INC
filed 2000-08-01
CIK 718573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 0-11685-NY

                              RADYNE COMSTREAM INC.

             (Exact name of registrant as specified in its charter)

                                     DELAWARE

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

                                 YES /X/       NO / /

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES /X/       NO / /

         The registrant had 14,379,450 shares of its common stock, par value $.001, outstanding as of June 30, 2000.

                         PART I - FINANCIAL INFORMATION
                              RADYNE COMSTREAM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 2000   December 31, 1999
ITEM 1                                                                     Unaudited          Audited
               Assets
Current assets:
Cash & cash equivalents                                                 $ 22,796,136       $  2,947,660
Accounts receivable - trade, net of allowance for doubtful
  accounts of $826,746 and $791,746, respectively                          8,390,459          8,678,153

Inventories, net                                                          11,485,134          8,339,112
Prepaid expenses                                                             509,222            929,076
                                                                       --------------------------------
     Total current assets                                                 43,180,951         20,894,001
                                                                       --------------------------------
Property and equipment, net                                                3,284,539          3,595,168

Other assets:
 Purchased technology, net of accumulated amortization of $705,000
  and $505,000, respectively                                               1,795,000          1,995,000
 Goodwill, net of accumulated amortization of $341,389 and
  $253,530, respectively                                                   1,457,002          1,544,861

 Deposits and other                                                           59,818            207,032
                                                                       --------------------------------
     Total other assets                                                    3,311,820          3,746,893
                                                                       ================================
                                                                        $ 49,777,310       $ 28,236,062
                                                                       ================================

     Liabilities and Stockholders' equity

Current liabilities:
 Notes payable under line of credit agreement                           $  5,500,000       $ 12,920,000
 Current installments of obligations under capital leases                     22,719             44,332
 Accounts payable,  trade                                                  3,843,350          3,911,742
 Accrued expenses                                                          6,343,028          5,043,391
 Customer advances                                                         2,040,323            545,218
 Taxes Payable                                                               647,422            684,382
                                                                       --------------------------------
     Total Current Liabilities                                            18,396,842         23,149,065


Obligations under capital leases, excluding current installments              36,234             64,652
Accrued stock option compensation                                            552,621            695,433
                                                                       --------------------------------
     Total Liabilities                                                    18,985,697         23,909,150
                                                                       --------------------------------

Stockholders' equity:
 Preferred Stock, $.001 par value, 10,000,000 shares authorized;
  shares issued and outstanding, 0 at June 30, 2000 and
  December 31, 1999                                                               --                 --
 Common Stock, $.001 par value, 50,000,000 shares authorized;
  shares issued and outstanding, 14,379,450 at June 30, 2000
  and 10,739,382 at December 31, 1999                                         14,379             10,738
Additional Paid-In Capital                                                45,946,473         23,364,056
Accumulated deficit                                                      (15,169,239)       (19,047,882)
                                                                       --------------------------------
     Total stockholders' equity                                           30,791,613          4,326,912
                                                                       --------------------------------
                                                                        $ 49,777,310       $ 28,236,062
                                                                       ================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                  Six Months Ended

                                                       June 30, 2000      June 30, 1999      June 30, 2000    June 30, 1999

Net sales                                                 $17,920,824        $12,943,629       $34,672,998       $25,262,334
Cost of sales                                              9,532,974          7,022,695         18,454,492        13,795,124
                                                       --------------------------------------------------------------------------
                Gross profit                               8,387,850          5,920,934         16,218,506        11,467,210
                                                       --------------------------------------------------------------------------
Operating expenses:
Selling, general and administrative                        3,571,533          2,748,038         7,729,956         5,748,728
Research and development                                   2,410,953          2,208,099         4,585,125         4,515,574
                                                       --------------------------------------------------------------------------
                Total operating expenses                   5,982,486          4,956,137         12,315,081        10,264,302
                                                       --------------------------------------------------------------------------

Earnings from operations                                   2,405,364           964,797          3,903,425         1,202,908

Other (income) expense:
   Interest expense                                         165,409            543,255           383,929          1,098,029
   Other (income)                                          (295,546)              --            (437,323)             --
                                                       --------------------------------------------------------------------------

Earnings before income taxes                               2,535,501           421,542          3,956,819          104,879

Income taxes                                                 49,176               --              78,176              --

                                                       ==========================================================================
Net earnings                                               $2,486,325          $421,542         $3,878,643         $104,879
                                                       ==========================================================================

Basic net earnings per common share                          $0.17              $0.07             $0.29             $0.02
                                                       ==========================================================================

Diluted net earnings per common share                        $0.15              $0.06             $0.25             $0.02
                                                       ==========================================================================
Weighted average shares used in computation
                Basic                                      14,342,733         5,944,574         13,400,527        5,938,303
                                                       ==========================================================================
Weighted average shares used in computation
                           Diluted                         16,310,365         6,552,574         15,292,433        6,550,417
                                                       ==========================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                    JUNE 30, 2000          JUNE 30, 1999
        Cash flows from operating activities:
         Net earnings                                                                $3,878,643               $104,879
         Adjustments to reconcile net earnings to cash flows provided by
          Operating activities:
         Loss on disposal of assets                                                    30,307                    --
         Depreciation and amortization                                                1,176,196              1,483,929
         Increase (decrease) in cash resulting from changes in:
                   Accounts receivable                                                 287,694               2,045,684
                   Inventories                                                       (3,146,022)             1,031,789
                   Prepaid expenses                                                    419,854               (248,304)
                   Deposits and other                                                  147,214                (1,918)
                   Accounts payable, trade                                            (68,392)              (1,163,444)
                   Accounts payable, affiliates                                          --                   (8,150)
                   Accrued expenses                                                   1,299,637              (190,129)
                   Customer advances                                                  1,495,105                  --
                   Taxes payable                                                      (36,960)                   --
                   Accrued stock option compensation                                  (142,812)               (46,673)
                                                                               -----------------------------------------------

                         Net cash provided by operating activities                    5,340,464              3,007,663
                                                                               -----------------------------------------------

        Cash flows from investing activities:
        Capital expenditures                                                          (608,015)              (119,074)
                                                                               -----------------------------------------------

                         Net cash used in investing activities                        (608,015)              (119,074)
                                                                               -----------------------------------------------

        Cash flows from financing activities:
         Payments on notes payable under line of credit                              (7,420,000)            (2,000,000)
         Net proceeds from exercise of stock options                                   839,114                   --
         Net proceeds from sale of common stock                                      21,746,944                71,345
         Principal payments on capital lease obligations                              (50,031)                (71,153)
                                                                               -----------------------------------------------

                         Net cash provided by(used in) financing activities          15,116,027             (1,999,808)
                                                                               -----------------------------------------------

        Net increase in cash                                                         19,848,476               888,781

        Cash and cash equivalents, beginning of year                                  2,947,660               254,956
                                                                               -----------------------------------------------

        Cash and cash equivalents, end of period                                     $22,796,136             $1,143,737
                                                                               ===============================================

        Supplemental disclosure of cash flow information:
         Cash paid for interest                                                         $541,857             $  378,145
                                                                               ===============================================
         Cash paid for taxes                                                            $108,000             $       --
                                                                               ===============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION FOR JUNE 30, 2000 AND JUNE 30, 1999 IS UNAUDITED)

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


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

         The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

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

(c)  Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Radyne Comstream Inc. and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

(d)  Cash Equivalents

         All money market accounts with a maturity of 90 days or less are considered cash equivalents.

(b)       Revenue Recognition

         The Company recognizes revenue upon transfer of title and shipment of product.

(b)       Inventories

         Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market.

(b)       Property and Equipment

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

(b)       Goodwill

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over ten years.

(b)       Purchased Technology

         In connection with the acquisition of ComStream, value was assigned to purchased technology. Purchased technology is being amortized on a straight-line basis over the expected period to be benefited of 6.25 years.

(j)  Impairment of Long-Lived Assets

         Management reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(k)  Warranty Costs

         The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. The Company accrues estimated warranty costs for potential product liability and warranty claims based on our claim experience. Such costs are accrued as cost of sales at the time revenue is recognized.

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

(n)  Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally accounts receivable. The Company maintains ongoing credit evaluations of our customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management's expectations.

(o)  Net Earnings/Per Share

         Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of Radyne Comstream.

(p)  Fair Value of Financial Instruments

         The fair value of accounts receivable, accounts payable and accrued expenses approximates the carrying value due to the short-term nature of these instruments. Management has estimated that the fair values of the notes payable, approximate the current balances outstanding, based on currently available rates for debt with similar terms.

(q)  Employee Stock Options

         Management has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
     123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

(r)  Segment Reporting

         The Company has only one operating business segment, the sale of equipment for satellite and cable communications networks.

3    PUBLIC OFFERING

             In January 2000, the Board of Directors approved a public offering of 2,760,000 units which became effective on February 11, 2000 upon the approval by the Securities and Exchange Commission of the S-2/A Registration Statement which was filed on February 7, 2000. Each unit offered consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock. The units were offered at a net price of $6.44 each (after a $0.56 per unit underwriting discount), subject to adjustment in certain circumstances. As a result, we received $17,302,000 in proceeds which were offset by $810,000 in costs associated with the offering. Management anticipates that these proceeds will primarily be used in on-going research and development projects for the purpose of expanding current product lines. Additionally, warrant holders exercised a total of 616,483 warrants to buy shares at $8.75 per share, which generated approximately another $5,255,000 of cash, net.


4        INVENTORIES                                              JUNE 30, 2000           DECEMBER 31, 1999

         Inventories consist of the following:

         Raw materials and components                              $7,652,487              $5,550,279
         Work in process                                            4,425,355              3,724,908
         Finished goods                                             1,083,775               863,154
                                                             -----------------------------------------------
                                                                   13,161,617              10,138,341
         Obsolescence reserve                                      (1,676,483)            (1,799,229)
                                                             -----------------------------------------------
         Total                                                     $11,485,134             $8,339,112
                                                             ===============================================


5        PROPERTY AND EQUIPMENT                              JUNE 30, 2000           DECEMBER 31, 1999
         Property and equipment consist of the following:

         Machinery and equipment                                   $3,918,828              $3,674,803
         Furniture and fixtures                                     2,272,774              2,048,976
         Leasehold improvements                                      445,127                445,127
         Computers and software                                      525,389                462,042
                                                             -----------------------------------------------
                                                                    7,162,118              6,630,948
         Less accumulated depreciation & amortization              (3,877,579)            (3,035,780)
                                                             -----------------------------------------------
         Total                                                     $3,284,539              $3,595,168
                                                             ===============================================



6        ACCRUED LIABILITIES                                      JUNE 30, 2000           DECEMBER 31, 1999
         Accrued liabilities consist of the following:

         Wages and related payroll taxes                           $1,819,713               $788,559
         Warranty reserve                                            983,772                924,928
         Other                                                      3,539,543              3,329,904
                                                             -----------------------------------------------
         Total                                                     $6,343,028              $5,043,391
                                                             ===============================================



7     NOTES PAYABLE

      The Company has a $20,500,000 credit agreement with Citibank, N.A. that includes $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. An affiliate of ST has issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest at a fluctuating rate equal to LIBOR plus 1% per annum or an alternative Citibank Quoted Rate plus 1% per annum (rates varied from 7.18 % to 7.37% on balances owed at June 30, 2000). The credit agreement requires the Company to maintain certain financial leverage ratios. At June 30, 2000, the Company was in compliance with all such covenants. The availability of additional borrowings under the credit agreement expires September 28, 2000 and is renewable annually at the option of the bank. The Company owed principal of $5,500,000 under the line of credit as of June 30, 2000 and $12,920,000 as of December 31, 1999.

8     EARNINGS/ PER SHARE

A summary of the reconciliation from basic earnings per share to diluted earnings per share follows:

                                                                THREE MONTHS                     SIX MONTHS
                                                                   ENDED                            ENDED
                                                                  JUNE 30                          JUNE 30
                                                      ------------------------------------------------------------
                                                           2000               1999         2000               1999
                                                           ----               ----         ----               ----
Net Earnings                                          $ 2,486,325          421,542        3,878,643          104,879
                                                     ===============================================================
Basic EPS--Weighted Average Shares Outstanding         14,342,733        5,944,574       13,400,527        5,938,303
                                                     ===============================================================
Basic Earnings Per Share                              $      0.17             0.07             0.29             0.02
                                                     ===============================================================
Basic Weighted Average Shares                          14,342,733        5,944,574       13,400,527        5,938,303
Effect of diluted stock options                         1,967,632          608,000        1,891,906          612,144
                                                     ---------------------------------------------------------------
Diluted EPS--Weighted Average Shares Outstanding       16,310,365        6,552,574       15,292,433        6,550,417
                                                     ===============================================================
Diluted Earnings Per Share                            $      0.15             0.06             0.25             0.02
                                                     ===============================================================
Stock Options not included in Diluted EPS
  Since Antidilutive                                         --            634,000             --            634,500
                                                     ===============================================================



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

         - other factors to which this report refers or to which the Company's 1999 Annual Report on Form 10-K refers.

RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1999, WERE AS FOLLOWS:

         Net sales increased 38% to $17,921,000 during the period ended June 30, 2000 from $12,944,000 during the period ended June 30, 1999 as a result of the increased interest our product lines are enjoying in the market place. Our customer base has increased as we have expanded the number of products we produce. Our newest High Speed (Broadband Data, Internet, Video) and Earth Station Terminal (Internet, Telephony) products have enjoyed remarkable acceptance in the market places that they have been introduced and account for the major portion of the increase in sales for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. We expect that this trend will continue as our marketing and business development teams continue to penetrate new markets and gain access to new customers in the markets where we already have a presence. Our legacy products continue to lead the way in terms of total sales and account for the balance of the increase in sales for the quarter.

         Cost of sales as a percentage of net sales decreased to 53% during the three month period ended June 30, 2000 from 54% during the three month period ended June 30, 1999. This decrease is primarily the result of sales associated with higher margin product during the current quarter compared to the second quarter of 1999.

         Selling, general and administrative costs increased 30% to $3,571,000 (20% of sales) during the three month period ended June 30, 2000 from $2,748,000 (21% of sales) during the three month period ended June 30, 1999. The increased level of expenses for the period was primarily the result of the increased level of business activity, in addition to higher commissions and executive bonuses. Marketing expenses have remained high, based on the Company's attempts to position itself to compete head-to-head with larger competitors without giving up margin advantages.

         Research and development expenditures increased 9% to $2,411,000 (13% of sales) during the three month period ended June 30, 2000 from $2,208,000 (17% of sales) during the three month period ended June 30, 1999. These expenditures may fluctuate from period to period depending on the staging of on-going projects. In future periods, we anticipate research and development expenditures will remain high and even increase as we expand current product lines to address new markets and customer requirements.

         Based on the above, the Company experienced net operating income of $2,405,000 (13% of sales) for the three month period ended June 30, 2000 as compared to $965,000 (7% of sales) for the three month period ended June 30, 1999. This increase is mainly attributed to the increase in sales and product margins, as offset by increased operating expenses, discussed above.

          Interest expense decreased to $165,000 (1% of sales) in the three month period ended June 30, 2000 from $543,000 (4% of sales) in the three month period ended June 30, 1999 due to a decrease in the Company's debt level.

         Other income increased to $296,000 in the three month period ended June 30, 2000 from $0 during the three month period ended June 30, 1999 due mainly to interest earned on interest bearing cash accounts. Overall cash levels increased by $19,848,000 from December 31, 1999 to $22,796,000 at June 30, 2000.

         New-orders-booked (Bookings) increased by 50% to $17,828,000 for the three month period ended June 30, 2000 from $11,860,000 during the three month period ended June 30, 1999.

         Backlog (the level of unfilled-orders-to-ship) increased 67% to $18,462,000 at June 30, 2000 from $11,036,000 at June 30, 1999.

         RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1999, WERE AS FOLLOWS:

Net sales increased 37% to $34,673,000 during the six month period ended June 30, 2000 from $25,262,000 during the six month period ended June 30, 1999 primarily as a result of the increased interest in our product lines from the market place. Our customer base has increased as we have expanded the number of products we produce. Our newest High Speed (Broadband Data, Internet, Video) and Earth Station Terminal (Internet, Telephony) products have enjoyed remarkable acceptance in the market places that they have been introduced and account for the major portion of the increase in sales for the six month period ended June 30, 1999. We expect that this trend will continue as our marketing and business development teams are successful in penetrating new markets and we continue to gain access to new customers in the markets where we currently compete. Our legacy products continue to lead the way in terms of total sales and account for the balance of the increase in sales for the six month period ended June 30, 1999.

         Cost of sales as a percentage of net sales decreased to 53% during the six month period ended June 30, 2000 from 55% during the six month period ended June 30, 1999. This decrease is primarily the result of sales associated with higher margin product during the current period compared to the same period in 1999. These costs may fluctuate from period to period depending on the staging of on-going projects, timing of requested delivery dates and the mix of products to be shipped during the period.

         Selling, general and administrative costs increased 34% to $7,729,000 (22% of sales) during the six month period ended June 30, 2000 from $5,748,000 (23% of sales) during the six month period ended June 30, 1999. The increased level of expenses for the period was primarily the result of the increased level of business activity. Marketing expenses have remained high, based on the Company's attempts to position itself to compete head-to-head with larger competitors without giving up margin advantages.

         Research and development expenditures increased 2% to $4,585,000 (13% of sales) during the six month period ended June 30, 2000 from $4,516,000 (18% of sales) during the six month period ended June 30, 1999. These expenditures may fluctuate from period to period depending on the staging of on-going projects and customer demand for new product lines. In future periods, we anticipate research and development expenditures to remain high as we plan to expand current product lines and develop new products to meet current market demand and to enter new markets as the opportunities arise.

         Based on the above, we experienced net operating income of $3,903,000 (11% of sales) for the six month period ended June 30, 2000 as compared to $1,203,000 (5% of sales) for the six month period ended June 30, 1999. This increase is mainly attributed to the increase in sales and product margins, as offset by increased operating expenses, discussed above.

          Interest expense decreased to $384,000 the six month period ended June 30, 2000 from $1,098,000 during the six month period ended June 30, 1999 due to a decrease in the Company's debt level.

         Other income increased to $437,000 during the six month period ended June 30, 2000 from $0 during the six month period ended June 30, 1999 due mainly to interest earned on interest bearing cash accounts. Overall cash levels increased by $19,848,000 from December 31, 1999 to $22,796,000 at June 30, 2000.

         New-orders-booked (Bookings) increased by 49% to $38,073,000 during the six month period ended June 30, 2000 from $25,467,000 during the six month period ended June 30, 1999.

         Backlog (the level of unfilled-orders-to-ship) increased 67% to $18,462,000 at June 30, 2000 from $11,036,000 at June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $24,784,000 at June 30, 2000, an increase in working capital of $27,039,000 from ($2,255,000) at December 31, 1999. This change is primarily a result of the public offering in February, which provided cash of $16,492,000, the exercise of stock options, which provided cash of $839,000, and the exercise of warrants for common stock, which provided another $5,255,000 in cash.

         Net cash provided by operating activities was $5,340,000 for the six month period ended June 30, 2000, as compared to $3,008,000 used in the six month period ended June 30, 1999. This increase is primarily attributed to an increase in net earnings of $3,774,000 between the two periods and an increase in accrued expenses of $1,293,000, and customer advances of $1,495,000. This increase was partially offset by a large decrease in cash attributed to an increase in inventory of $3,146,000.

         Cash used in investing activities, consisted of additions to property and equipment of $608,000 during the six month period ended June 30, 2000 as compared to $119,000 during the six month period ended June 30, 1999.

         Net cash provided by (used in) financing activities increased to $15,116,000 from ($2,000,000) for six periods ended June 30, 2000 and June 30, 1999, respectively. The increase is primarily attributed to the public offering completed in February and subsequent exercise of stock warrants which provided cash of $21,746,944, partially offset by $7,420,000 of payments on notes payable under lines of credit. In addition, the Company received $839,000 in proceeds from the exercise of stock options.

         As a result of the foregoing, we increased our cash balances by $19,848,000 during the six month period ended June 30, 2000, compared to an increase in cash balances of $889,000 during the six month period ended June 30, 1999.

         Management believes that its bank credit lines, cash on hand, and cash from operations will be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.


ITEM 3-   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

         Our financial instruments consist primarily of short-term variable rate revolving credit lines. Our debt at June 30, 2000 consisted of notes payable under a line of credit agreement. Interest income from cash invested in interest bearing accounts should offset interest expense on borrowings for the remainder of the current fiscal period.


         PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The annual meeting of shareholders was held on June 29, 2000. Proxies were solicited and 13,207,686 shares were represented at the meeting. The following matters were voted on at the meeting:

         1) The board of directors was elected in its entirety by approximately 99.8% of the shares represented at the meeting.

         2) The Company's Long-Term Incentive Plan was approved by 10,553,785 or 79.9% of the shares represented at the meeting.

         3) 10,974,945 or 83.1% of the shares represented at the meeting approved the Plan of Reincorporation which changed the Company's state of incorporation from New York to Delaware.

ITEM 5 - OTHER INFORMATION - RECENT DEVELOPMENTS


         Public Offering

         Radyne ComStream Inc. completed a public offering as of February 11, 2000. The Company received $17,302,000 in gross proceeds from the sale of 2,760,000 units each consisting of one common share and one warrant to purchase a common share. In addition, as of June 30, 2000, a total of 616,483 warrants had been exercised for the net exercise price of $5,255,000.

         Stock

         The Board of Directors authorized the company to issue two classes of stock to be designated respectively, "Common Stock" and "Preferred Stock". The total number of shares of Common Stock that the company shall have authority to issue is 50,000,000 and the total number of shares of Preferred Stock that the company shall have the authority to issue is 10,000,000 and each of such shares of each class shall have a par value of $.001.

ITEM 6-  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBIT           DESCRIPTION
         -------           -----------

3.1*     Certificate of Incorporation
3.2**    Bylaws
27       Financial Data Schedule

* Incorporated by reference from exhibit 3.1 to registrant's description of capital stock on form 8-K, as amended and filed on July 13, 2000.

** Incorporated by reference from exhibit 3.2 to registrant's description of capital stock on form 8-K, as amended and filed on July 13, 2000.

(b) Registrant filed the following reports on Form 8-K during the period of January 1, 2000 through June 30, 2000:

         Current Report on Form 8-K dated February 8, 2000, Item 5.

         Current Report on Form 8-K dated March 3, 2000, Item 5.

         SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     AUGUST 1, 2000                RADYNE COMSTREAM INC.


                              By:/S/ ROBERT C. FITTING
                              ------------------------
                                  Robert C. Fitting
                                  Chief Executive Officer and President


                              By: /S/ GARRY D. KLINE
                              ----------------------
                                  Garry D. Kline
                                  Vice President, Finance
                                  (Chief Financial Officer and
                                  Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

         27       Financial Data Schedule