Form 10-Q
period 2000-09-30
RADYNE COMSTREAM INC
filed 2000-11-07
CIK 718573

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11685-NY

                              RADYNE COMSTREAM INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)

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

                          YES [X]   NO [ ]

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES [X]   NO [ ]

     The registrant had 14,511,948 shares of its common stock, par value $.001, outstanding as of September 30, 2000.

                         PART I - FINANCIAL INFORMATION
                              RADYNE COMSTREAM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2000    December 31, 1999
ITEM 1                                                                      Unaudited           Audited
                                                                          ------------       ------------
                              Assets

Current assets:
     Cash & cash equivalents                                              $ 16,487,510       $  2,947,660
     Accounts receivable - trade, net of allowance for doubtful
        accounts of $1,000,814 and $791,746, respectively                    7,987,800          8,678,153
     Other receivable                                                           21,500                 --
     Inventories, net                                                       12,098,420          8,339,112
     Prepaid expenses                                                          356,748            929,076
     Deferred tax assets                                                     5,376,000                 --
                                                                          ------------       ------------
                  Total current assets                                      42,327,978         20,894,001
                                                                          ------------       ------------

Property and equipment, net                                                  3,260,937          3,595,168

Other assets:
     Purchased technology, net of accumulated amortization of
        $805,000 and $505,000, respectively                                  1,695,000          1,995,000
     Goodwill, net of accumulated amortization of $385,319 and
        $253,530, respectively                                               1,413,072          1,544,861
     Deposits and other                                                         59,818            207,032
                                                                          ------------       ------------
                  Total other assets                                         3,167,890          3,746,893
                                                                          ------------       ------------
                                                                          $ 48,756,805       $ 28,236,062
                                                                          ============       ============

               Liabilities and Stockholders' equity

Current liabilities:
     Notes payable under line of credit agreement                         $         --       $ 12,920,000
     Current installments of obligations under capital leases                   16,753             44,332
     Accounts payable,  trade                                                2,578,002          3,911,742
     Accrued expenses                                                        5,247,651          5,043,391
     Customer advances                                                         695,193            545,218
     Taxes Payable                                                             697,323            684,382
                                                                          ------------       ------------
                  Total Current Liabilities                                  9,234,922         23,149,065


Obligations under capital leases, excluding current installments                34,281             64,652
Accrued stock option compensation                                              510,908            695,433
                                                                          ------------       ------------
                  Total Liabilities                                          9,780,111         23,909,150
                                                                          ------------       ------------

Stockholders' equity:
     Preferred Stock, $.001 par value, 10,000,000 shares authorized;
         shares issued and outstanding: 0 at September 30, 2000                     --                 --
         and December 31, 1999
     Common Stock, $.001 par value, 50,000,000 shares authorized;
         shares issued and outstanding: 14,511,948 at September 30,
         2000 and 10,739,382 at December 31, 1999                               14,512             10,738
     Additional Paid-In Capital                                             47,566,339         23,364,056
     Accumulated deficit                                                    (8,604,157)       (19,047,882)
                                                                          ------------       ------------
                  Total stockholders' equity                                38,976,694          4,326,912
                                                                          ------------       ------------
                                                                          $ 48,756,805       $ 28,236,062
                                                                          ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three Months Ended                   Nine Months Ended
                                                                  September 30,      September 30,   September 30,     September 30,
                                                                     2000               1999             2000               1999
Net sales                                                       $ 17,334,187       $ 13,999,479      $ 52,007,185       $ 39,261,814

Cost of sales                                                      9,502,554          7,295,589        27,957,046         21,090,713
                                                                ------------       ------------      ------------       ------------

                Gross profit                                       7,831,633          6,703,890        24,050,139         18,171,101
                                                                ------------       ------------      ------------       ------------
Operating expenses:

Selling, general and administrative                                3,187,510          3,390,169        10,917,469          9,138,897

Research and development                                           2,433,205          2,214,649         7,018,330          6,730,223
                                                                ------------       ------------      ------------       ------------

                Total operating expenses                           5,620,715          5,604,818        17,935,799         15,869,120
                                                                ------------       ------------      ------------       ------------


Earnings from operations                                           2,210,918          1,099,072         6,114,340          2,301,981

Other (income) expense:

   Interest expense                                                   89,529            463,587           473,458          1,561,616
   Other (income)                                                   (321,494)                --          (758,817)                --
                                                                ------------       ------------      ------------       ------------

Earnings before extraordinary item and income taxes                2,442,883            635,485         6,399,699            740,365

Extraordinary item                                                        --            188,182                --            188,182
                                                                ------------       ------------      ------------       ------------

Earnings before income taxes                                       2,442,883            823,667         6,399,699            928,547

Income tax expense/(benefit)                                      (4,122,199)            15,000        (4,044,023)            15,000

                                                                ------------       ------------      ------------       ------------
Net earnings                                                    $  6,565,082       $    808,667      $ 10,443,722       $    913,547
                                                                ============       ============      ============       ============

Basic net earnings per common share:
   Earnings before extraordinary item and taxes                 $       0.17       $       0.11      $       0.46       $       0.12
   Extraordinary item                                                   0.00               0.03              0.00               0.03
                                                                ------------       ------------      ------------       ------------
   Earnings before taxes                                                0.17               0.14              0.46               0.16
   Taxes                                                                0.28               0.00              0.29               0.00
                                                                ------------       ------------      ------------       ------------
   Net earnings                                                 $       0.45       $       0.13      $       0.76       $       0.15
                                                                ============       ============      ============       ============
Diluted net earnings per common share:
   Earnings before extraordinary item and taxes                 $       0.15       $       0.10      $       0.41       $       0.12
   Extraordinary item                                                   0.00               0.03              0.00               0.03
                                                                ------------       ------------      ------------       ------------
   Earnings before taxes                                                0.15               0.13              0.41               0.15
   Taxes                                                                0.26               0.00              0.26               0.00
                                                                ------------       ------------      ------------       ------------
   Net earnings                                                 $       0.41       $       0.13      $       0.67       $       0.14
                                                                ============       ============      ============       ============
Weighted average shares used in computation
                Basic                                             14,492,029          6,008,435        13,767,017          5,961,937
                                                                ============       ============      ============       ============
                Diluted                                           15,952,767          6,101,879        15,511,717          6,401,161
                                                                ============       ============      ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RADYNE COMSTREAM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
Cash flows from operating activities:
     Net earnings                                                                        $ 10,443,722              $    913,547

     Adjustments to reconcile net earnings to cash flows provided by operating activities:
           Forgiveness of interest on debt                                                         --                  (188,182)
           Loss on disposal of assets                                                          30,307                        --
           Depreciation and amortization                                                    1,709,410                 1,807,551
           Increase (decrease) in cash resulting from changes in:
              Accounts receivable                                                             690,353                 1,707,971

              Other receivables                                                               (21,500)                       --
              Inventories                                                                  (3,759,308)                1,142,276
              Prepaid expenses                                                                572,328                   159,625
              Deposits and other                                                              147,214                    35,024
              Deferred tax assets                                                          (4,332,000)                       --
              Accounts payable, trade                                                      (1,333,740)                 (779,191)
              Accounts payable, affiliates                                                         --                    (8,150)
              Accrued expenses                                                                204,260                (1,884,823)
              Customer advances                                                               149,975                        --
              Taxes payable                                                                    12,941                    15,000
              Accrued stock option compensation                                              (184,525)                  (46,673)
                                                                                         ------------              ------------

                    Net cash provided by operating activities                               4,329,437                 2,873,975
                                                                                         ------------              ------------

Cash flows from investing activities:
     Net Proceeds from sale of fixed assets                                                        --                   144,597
     Capital expenditures                                                                    (973,694)                 (256,404)

                                                                                         ------------              ------------

                  Net cash used in investing activities                                      (973,694)                 (111,807)
                                                                                         ------------              ------------

Cash flows from financing activities:
     Payments on notes payable under line of credit                                       (12,920,000)                       --
     Borrowings on notes payable under line of credit                                              --                 4,920,000
     Payments on note payable                                                                      --                (5,962,599)
     Net proceeds from exercise of stock options                                            1,035,579                        --
     Net proceeds from sale of common stock                                                22,126,478                    83,706
     Payment of rights offering costs                                                              --                  (363,629)
     Principal payments on capital lease obligations                                          (57,950)                  (72,346)

                                                                                         ------------              ------------
                    Net cash provided by(used in) financing activities                     10,184,107                (1,394,868)
                                                                                         ------------              ------------
Net increase in cash                                                                       13,539,850                 1,367,300
Cash and cash equivalents, beginning of year                                                2,947,660                   254,956
                                                                                         ------------              ------------
Cash and cash equivalents, end of period                                                 $ 16,487,510              $  1,622,256
                                                                                         ============              ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                              $    776,663              $    813,096
                                                                                         ============              ============
     Cash paid for taxes                                                                 $    475,036              $         --
                                                                                         ============              ============
     Purchase price adjustment to note payable and goodwill                              $         --              $    515,940
                                                                                         ============              ============
     Conversion of notes payable to affiliate to common stock in
     Connection with rights offering                                                     $         --              $ 15,618,272
                                                                                         ============              ============
     Deferred tax asset for stock options exercised and sold                             $  1,044,000              $         --
                                                                                         ============              ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION FOR SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 IS UNAUDITED)

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


2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of Presentation

      The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

(o)   Net Earnings/ Per Share

      Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

3     PUBLIC OFFERING

            In January 2000, the Board of Directors approved a public offering of 2,760,000 units which became effective on February 11, 2000 upon the approval by the Securities and Exchange Commission of the S-2/A Registration Statement which was filed on February 7, 2000. Each unit offered consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock. The units were offered at a net price of $6.44 each (after a $0.56 per unit underwriting discount), subject to adjustment in certain circumstances. As a result, we received $17,302,000 in proceeds which were offset by $810,000 in costs associated with the offering. Management anticipates that these proceeds will primarily be used in on-going research and development projects for the purpose of expanding current product lines. Additionally, warrant holders exercised a total of 616,483 warrants to buy shares at $8.75 per share, which generated approximately another $5,243,000 of cash, net.

4     INVENTORIES

                                         SEPTEMBER 30,     DECEMBER 31,
                                             2000             1999
      Inventories consist of the
      following:

      Raw materials and components      $  9,970,572       $  5,550,279
      Work in process                      2,555,825          3,724,908
      Finished goods                       1,983,315            863,154
                                        ------------       ------------
                                          14,509,712         10,138,341
      Obsolescence reserve                (2,411,292)        (1,799,229)
                                        ------------       ------------
      Total                             $ 12,098,420       $  8,339,112
                                        ============       ============


5     PROPERTY AND EQUIPMENT

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                2000              1999
      Property and equipment consist of the following:

      Machinery and equipment                               $ 4,001,520       $ 3,674,803
      Furniture and fixtures                                  2,478,901         2,048,976
      Leasehold improvements                                    826,278           445,127
      Computers and software                                    220,897           462,042
                                                            -----------       -----------
                                                              7,527,596         6,630,948
      Less accumulated depreciation &
      amortization                                           (4,266,659)       (3,035,780)
                                                            -----------       -----------
      Total                                                 $ 3,260,937       $ 3,595,168
                                                            ===========       ===========


6     ACCRUED LIABILITIES

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
      Accrued liabilities consist of the following:

      Wages and related payroll taxes                    $1,633,078      $  788,559
      Warranty reserve                                      992,841         924,928
      Other                                               2,621,732       3,329,904
                                                         ----------      ----------
      Total                                              $5,247,651      $5,043,391
                                                         ==========      ==========

7     NOTES PAYABLE

      The Company had a $20,500,000 credit agreement with Citibank, N.A. that included $20,000,000 available under an uncommitted line of credit facility and facilities for bank guarantees and/or standby letters of credit up to $500,000. The availability of additional borrowings under this credit agreement expired on September 28, 2000 as the Company retired all notes payable during the current period. The Company owed a principal of $12,920,000 under the line of credit as of December 31, 1999.

8     EARNINGS/PER SHARE

A summary of the reconciliation from basic earnings per share to diluted earnings per share follows:

                                                               THREE MONTHS                        NINE MONTHS
                                                                  ENDED                               ENDED
                                                               SEPTEMBER 30                         SEPTEMBER 30
                                                       -----------------------------------------------------------------
                                                          2000               1999              2000              1999
                                                       -----------       -----------       -----------       -----------
Net Earnings                                           $ 6,565,082       $   808,667       $10,443,722       $   913,547
                                                       ===========       ===========       ===========       ===========
Basic EPS-Weighted Average Shares Outstanding           14,492,029         6,008,435        13,767,017         5,961,937
                                                       ===========       ===========       ===========       ===========
Basic Earnings Per Share                               $      0.45       $      0.13       $      0.76       $      0.15
                                                       ===========       ===========       ===========       ===========
Basic Weighted Average Shares                           14,492,029         6,008,435        13,767,017         5,961,937
Effect of diluted stock options                          1,460,738            93,444         1,744,700           439,224
                                                       -----------       -----------       -----------       -----------
Diluted EPS-Weighted Average Shares Outstanding         15,952,767         6,101,879        15,511,717         6,401,161
                                                       ===========       ===========       ===========       ===========
Diluted Earnings Per Share                             $      0.41       $      0.13       $      0.67       $      0.14
                                                       ===========       ===========       ===========       ===========
Stock Options not included in Diluted EPS
  Since Antidilutive                                     1,167,053         1,026,086         1,167,053         1,026,086
                                                       ===========       ===========       ===========       ===========


9     CONCENTRATIONS OF RISK

      For the three months ended September 30, 2000, one customer accounted for 18.2% of the Company's revenues. Outstanding receivables from this customer were $1,052,000.

10    DEFERRED TAX ASSETS

      The Company recorded a deferred tax asset of $4,332,000 for an income tax benefit related to net operating loss carryforward. In addition, the Company recorded a deferred asset of $1,044,000 resulting from the exercise of stock options and subsequent sales of the underlying stock during the current period.

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

      Except for the historical information contained herein, the following discussion includes statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) a continuing increase in Radyne ComStream's customer base, (ii) the penetration of additional markets, (iii) continuing acceptance of the High Speed and Earth Station Terminal products and (iv) sufficient cash reserves and cash from operations to fund ongoing operations for the next twelve months.

Forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of Radyne ComStream to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect Radyne ComStream's results and cause them to materially differ from those contained in the forward-looking statements include:


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

      - Radyne ComStream's level of success in effectuating its strategic plan;

      - other factors to which this report refers or to which the Company's 1999 Annual Report on Form 10-K refers.

      - Other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

In addition, the foregoing factors may affect generally Radyne ComStream's business, results of operations and financial position.

Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999, WERE AS FOLLOWS:

      Net sales increased 24% to $17,334,000 during the period ended September 30, 2000 from $13,999,000 during the period ended September 30, 1999 as a result of the increased interest our product lines are enjoying in the market place. Our customer base has increased as we have expanded the number of products we produce. Our newest High Speed (Broadband Data, Internet, Video) and Earth Station Terminal (Internet, Telephony) products have enjoyed remarkable acceptance in the market places that they have been introduced and account for the major portion of the increase in sales for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. We expect that this trend will continue as our marketing and business development teams continue to penetrate new markets and gain access to new customers in the markets where we already have a presence. Our legacy products continue to lead the way in terms of total sales and account for the balance of the increase in sales for the quarter.

      Cost of sales as a percentage of net sales increased to 55% during the three month period ended September 30, 2000 from 52% during the three month period ended September 30, 1999. This increase is primarily due to the costs of our introduction of new products to the market place during the current quarter compared to the third quarter of 1999.

      Selling, general and administrative costs decreased 6% to $3,188,000 (18% of sales) during the three month period ended September 30, 2000 from $3,390,000 (24% of sales) during the three month period ended September 30, 1999. The decrease in expenses as a percentage of sales was primarily the result of unusually high expenses related to bonuses and commission expenses during the prior period compared to the current period. Marketing expenses have remained high, as expected, based on the Company's attempt to position itself to compete head-to-head with larger competitors without giving up margin advantages. However, general and administrative expenses have remained fairly consistent with prior periods (in terms of real dollars) resulting in the overall decrease in SG&A as a percentage of sales. We expect SG&A expenses to increase as we increase levels of business in which the Company is operating.

      Research and development expenditures increased 10% to $2,433,000 (14% of sales) during the three month period ended September 30, 2000 from $2,215,000 (16% of sales) during the three month period ended September 30, 1999. These expenditures may fluctuate from period to period depending on the staging of on-going projects. The decrease in expenses as a percentage of sales is the result of the significant increase in the level of sales during the current period compared with the third quarter of 1999. In future periods, we anticipate research and development expenditures will remain high and even increase as we expand current product lines to address new markets and customer requirements.

      Based on the above, the Company experienced earnings from operations of $2,210,000 (13% of sales) for the three month period ended September 30, 2000 as compared to $1,099,000 (8% of sales) for the three month period ended September 30, 1999.

       Interest expense decreased to $90,000 (.5% of sales) and interest income increased to $321,000 (2% of sales) in the three month period ended September 30, 2000 from $464,000 (3% of sales) and $0, respectively, in the three month period ended September 30, 1999 as a result of the company eliminating its notes payable and increasing its cash levels during the current period compared with the third quarter of 1999.

      New-orders-booked (Bookings) increased by 8% to $17,404,000 for the three month period ended September 30, 2000 from $16,156,000 during the three month period ended September 30, 1999.

      Backlog (the level of unfilled-orders-to-ship) increased 32% to $17,436,000 at September 30, 2000 from $13,193,000 at September 30, 1999.

      RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999, WERE AS FOLLOWS:

      Net sales increased 32% to $52,007,000 during the nine month period ended September 30, 2000 from $39,262,000 during the nine month period ended September 30, 1999 primarily as a result of the increased interest in our product lines from the market place. Our customer base has increased as we have expanded the number of products we produce. Our newest High Speed (Broadband Data, Internet, Video) and Earth Station Terminal (Internet, Telephony) products have enjoyed remarkable acceptance in the market places that they have been introduced and account for the major portion of the increase in sales for the nine month period ended September 30, 2000. We expect that this trend will continue as our marketing and business development teams are successful in penetrating new markets and we continue to gain access to new customers in the markets where we currently compete. Our legacy products continue to lead the way in terms of total sales and account for the balance of the increase in sales for the nine month period ended September 30, 2000.

      Cost of sales as a percentage of net sales remained consistent at 54% during the nine month periods ended September 30, 2000 and 1999. However, these costs may fluctuate from period to period depending on the staging of on-going projects, timing of requested delivery dates and the mix of products to be shipped during the period.

      Selling, general and administrative costs increased 19% to $10,917,000 (21% of sales) during the nine month period ended September 30, 2000 from $9,139,000 (23% of sales) during the nine month period ended September 30, 1999. The increased level of expenses, in terms of dollars, for the period was primarily the result of the increased level of business activity as evidenced by the decrease in terms of percentage of sales. Marketing expenses have remained high, based on the Company's attempts to position itself to compete head-to-head with larger competitors without giving up margin advantages.

      Research and development expenditures increased 4% to $7,018,000 (13% of sales) during the nine month period ended September 30, 2000 from $6,730,000 (17% of sales) during the nine month period ended September 30, 1999. These expenditures may fluctuate from period to period depending on the staging of on-going projects and customer demand for new product lines. In future periods, we anticipate research and development expenditures will remain high as we plan to expand current product lines and develop new products to meet current market demand and to enter new markets as the opportunities arise.

      Based on the above, we experienced earnings from operations of $6,114,000 (12% of sales) for the nine month period ended September 30, 2000 as compared to $2,302,000 (6% of sales) for the nine month period ended September 30, 1999.

      Interest expense decreased to $473,000 (.9% of sales) and interest income increased to $759,000 (1.5% if sales) in the nine month period ended September 30, 2000 from $1,562,000 (4% of sales) and $0, respectively, in the nine month period ended September 30, 1999 as a result of the company eliminating its notes payable and increasing its cash levels during the current period compared with the comparative period in 1999.

      New-orders-booked (Bookings) increased by 25% to $54,921,000 during the nine month period ended September 30, 2000 from $43,849,000 during the nine month period ended September 30, 1999.

      Backlog (the level of unfilled-orders-to-ship) increased 32% to $17,436,000 at September 30, 2000 from $13,193,000 at September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $33,093,000 at September 30, 2000, an increase in working capital of $35,348,000 from ($2,255,000) at December 31, 1999. This change is primarily a result of the public offering in February, which provided cash of $16,492,000, the exercise of stock options, which provided cash of $1,036,000, the exercise of warrants for common stock, which provided another $5,243,000 in cash and cash provided by operating activities as explained below.

      Net cash provided by operating activities was $4,329,000 for the nine month period ended September 30, 2000, as compared to $2,874,000 provided by the nine month period ended September 30, 1999. This increase is primarily attributed to an increase in net earnings of $9,530,000 between the two periods, a decrease in accounts receivable of $690,000, and an increase in customer deposits of $150,000. This increase was partially offset by a large decrease in cash attributed to an increase in inventory of $3,759,000 and a decrease in accounts payable of $1,334,000.

      Cash used in investing activities, consisted of additions to property and equipment of $974,000 during the nine month period ended September 30, 2000 as compared to additions of $256,000 which were offset by net proceeds from the sale of fixed assets of $145,000 during the nine month period ended September 30, 1999.

      Net cash provided by (used in) financing activities increased to $10,184,000 from ($1,395,000) for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. The increase is primarily attributed to the public offering completed in February, and the subsequent exercise of stock warrants and employee stock plan purchases which provided cash of $22,126,000, partially offset by a reduction in cash from net payments under line of credit and note payable agreements (borrowings less payments) of ($12,920,000) during the nine month period ended September 30, 2000 compared to ($1,043,000) during the nine month period ended September 30, 1999. In addition, the Company received $1,036,000 in proceeds from the exercise of stock options.

      As a result of the foregoing, we increased our cash balances by $13,540,000 during the nine month period ended September 30, 2000, compared to an increase in cash balances of $1,367,000 during the nine month period ended September 30, 1999.

      Management believes that its, cash on hand, and cash from operations will be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.


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

      3) 10,974,945 or 83.1% of the shares represented at the meeting approved the Plan of Reincorporation which changed the Company's state of incorporation from New York to Delaware and authorized the company to issue two classes of stock to be designated respectively, "Common Stock" and "Preferred Stock". The total number of shares of Common Stock that the company shall have authority to issue is 50,000,000 and the total number of shares of Preferred Stock that the company shall have the authority to issue is 10,000,000 and each of such shares of each class shall have a par value of $.001.

ITEM 5 - OTHER INFORMATION - RECENT DEVELOPMENTS

      Public Offering

      Radyne ComStream Inc. completed a public offering as of February 11, 2000. The Company received $17,302,000 in gross proceeds from the sale of 2,760,000 units each consisting of one common share and one warrant to purchase a common share. In addition, as of September 30, 2000, a total of 616,483 warrants had been exercised for the net exercise price of $5,243,000.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBIT     DESCRIPTION
-------------     -----------
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

(b) Registrant filed the following reports on Form 8-K during the period of January 1, 2000 through September

      30, 2000:

      Current Report on Form 8-K dated February 8, 2000, Item 5.

      Current Report on Form 8-K dated March 3, 2000, Item 5.

      SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 6, 2000             RADYNE COMSTREAM INC.


                                    By:   /s/ ROBERT C. FITTING
                                          ---------------------------
                                          Robert C. Fitting
                                          Chief Executive Officer and President


                                    By:   /s/ GARRY D. KLINE
                                          ---------------------------
                                          Garry D. Kline
                                          Vice President, Finance
                                          (Chief Financial Officer and
                                          Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
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