Form 10-K
period 2000-12-31
RADYNE COMSTREAM INC
filed 2001-04-02
CIK 718573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                        COMMISSION FILE
DECEMBER 31, 2000                                                 NUMBER 0-11685


                              RADYNE COMSTREAM INC.
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                         11-2569467
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

                          COMMON STOCK, $.001 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates (deemed by the registrant to be persons, along with members of their families, known to the registrant to beneficially own, exclusive of shares subject to options, less than 5% of the outstanding shares of the registrant's common stock) of the registrant as of February 22, 2000 was approximately $36,500,000

         As of December 31, 2000, there were 14,822,820 shares of the registrant's common stock outstanding.

                                     PART I

                DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS


         This Annual Report on Form 10-K, includes statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements and under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" include, but are not limited to:
(i) continued growth in demand for satellite system ground-based equipment and satellite-delivered communications services, (ii) continued global deregulation and privatization of telecommunications carriers, (iii) continued growth in worldwide demand for Internet over Satellite connectivity and communications serves in general, (iv) an increase in total foreign sales, (v) an increase in market share and (vi) sufficient cash reserves and cash from operations to fund planned future operations and capital requirements through the end of 2001.

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

         - the "Risk Factors" set forth in Exhibit 99.1, which is attached hereto and incorporated by reference into this Annual Report on Form 10-K; and

         - Other factors that Radyne ComStream is currently unable to identify or quantify, but may exist in the future.


         In addition, the foregoing factors may affect generally Radyne ComStream's business, results of operations and financial position.

         Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.


ITEM 1.  BUSINESS

OVERVIEW

         We design, manufacture, install and sell equipment used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite communications links. We also design, manufacture, and sell equipment used in cable television systems. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable. We serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, and the United States government.

         Our products have been utilized in major communication systems worldwide, including the following:

         - The world's highest capacity domestic, digital satellite telephone network -- PT Telkom, Indonesia.

         - Italy's first digital telephone/data network -- Telespacio, Italian Railways.

         -   Colombia's first alternate telecommunications network --
             Americatel.

         - Earth stations for the first international satellite links in China, India, Pakistan, Brazil, Haiti and Zambia.

         - One of the world's largest private satellite broadcast network -- Reuters.

         - International Cablecasting Technologies -- utilizing 40,000 digital audio broadcast receivers.

         - First major Internet over Satellite network with 300 terminals deployed in the Dominican Republic for a distance learning application.

         - Major private audio network in Mexico and Central America for a department store chain which transmits music, advertising and product announcements to all its store locations.

         - Supply of major control room equipment plus engineering, installation and training at new customer service center for PanAmSat Corporation.

         - Broadband satellite modems and frequency converters to provide telephone and Internet connectivity for VSNL, the largest international telecommunications provider in India.

         -   High-Speed DVB Modulators for Hughes Direct to PC network.

         -   First Internet broadcast network in the Republic of Myanmar.

         -   Major expansion of US Government Satellite Communications Network.


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

         Mobile Satellite Services. Mobile satellite services operate between fixed earth stations and mobile user earth stations, or terminals. These services provide mobile voice and data transmission capability on land, sea, and air. New mobile satellite services are being developed to bring more extensive coverage and circuit reliability for mobile telephone and data services to under-served populations throughout the world.

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

         We have participated principally in the ground segment products, systems, and networks portion of the market. A Merrill Lynch Study "Global Satellite Marketplace 2000" estimated the global market for satellite ground equipment and integration services was $30 billion in 2000, of which our management estimates $1 billion was for the type of equipment and systems we develop, manufacture, and market.

INDUSTRY GROWTH

         We believe that growth in demand for satellite system ground-based equipment has been and will continue to be driven by, among other things, the growth of satellite-delivered communications services such as the fixed, mobile, and direct broadcast services described above. According to the Merrill Lynch report, total revenues for providers of satellite communications equipment and services will grow at a compound rate of 20% to almost $115 Billion by 2007.

         We believe that future growth in satellite communications services will be driven principally by the following major factors:

         - Continued global deregulation and privatization of government-monopolized telecommunications carriers, which will stimulate growth in the communications industry in general.

         - Growing worldwide demand for Internet over Satellite connectivity. Approximately 80% of the World Wide Web sites reside in North America and high-speed access to the web will continue to be a major issue over the next 3-5 years.

         - Growing worldwide demand for communications services in general, including data communications services, high-speed digital television and corporate Intranets.

         - The relative cost-effectiveness of satellite communications for many applications, such as digital television delivery.

         - Technological advancements that broaden applications for and increase the capacity in satellite networks.

         - Lack of global terrestrial infrastructure to support increased demand for Broadband and Internet applications and services.

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

         Technological Advances. Technological advances continue to increase the capacity of a single satellite and reduce the overall cost of a system and the service it delivers. This increases the number of potential end-users for the services and expands the available market. We believe that recent technological developments such as bandwidth on demand, digital television compression technology, and signal processing methods will continue to stimulate the demand for the use of satellite communication services.

MARKET OPPORTUNITIES

         Satellite communication systems provide a number of advantages over land-based networks for a variety of applications. We have identified several key markets and customer groups that we believe provide opportunities to sell our products.

INTERNATIONAL AND RURAL TELEPHONY

         Satellite communication systems enjoy advantages in international telecommunications markets for several reasons:

         - It is not cost-effective to utilize land-based networks in many areas of the world, especially developing countries where modern communications capabilities are just beginning to develop.

         - All areas within a satellite beam receive the same level of service, making it highly attractive in rough terrain or underdeveloped regions.

         - Satellites can be deployed much more rapidly to offer international services.

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

TELEVISION VIDEO DISTRIBUTION

         Compressed digital video is a recently developed technology that provides significant new market opportunities for the satellite communications industry. The development of digital compression technology allows the transmission of television signals via satellite in a smaller bandwidth than is currently possible through alternative technologies. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services, including the following:

         - Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators.

         - Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks, and telemedicine.

         - The economics of compressed video allow the use of satellite transmission for long-distance teaching applications.

         - Digital cinema distribution is emerging as a viable alternative to the physical distribution of feature length films.

         - There is an emerging market to provide data and video directly to the personal computer via satellite.

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

         According to DTT Consulting, a satellite industry consulting and research firm, there has been significant growth in the use of satellites for Internet traffic in recent years. This growth has been centered on connecting Internet service providers, or ISPs, with Internet servers. DTT Consulting estimates there were 1,763 satellite ISP links in operation in December 2000, up from 222 in January 1998. Satellite capacity is being used for ISP links primarily where fiber cable is prohibitively expensive or non-existent, such is the case in many underdeveloped or emerging countries. Although ISPs rarely use satellites to provide point-to-point infrastructure for the Internet within the United States, the following table sets forth data that indicates that more than one in ten ISPs worldwide use satellite capacity to link with an Internet server for point-to-point traffic.

                INTERNET SERVICE PROVIDERS CONNECTIONS BY REGION
                               AS OF DECEMBER 2000

                                                                     % ISPS
  GEOGRAPHIC AREA         NO. OF ISPS   NO. SATELLITE LINKS   CONNECTED VIA SATCOMS*
  ---------------         -----------   -------------------   ---------------------
Western Europe ........      3,857                 39                  1.0%
CEE and CIS** .........      1,404                265                 19.0%
Africa ................        308                145                 47.0%
Latin America .........      1,173                777                 66.0%
Middle East ...........        223                 97                 43.0%
Asia ..................      1,766                126                  7.0%
Australasia & Oceania .        969                253                 26.0%
North America .........      5,800                 61                  1.0%
                            ------             ------                 ----
         Total ........     15,500              1,763                 11.3%
                            ======             ======                 ====

Source: DTT Consulting
- ----------
 * Satcoms are communications satellites.
** CEE stands for Central and Eastern Europe and CIS stands for the Commonwealth of Independent States.

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

         Exploit New Applications for Our Existing Satellite Technology. We plan to adapt existing products for use in the Internet broadband, cable television, and television news gathering markets, which utilize digital receivers and transmission equipment using many of the same modulation, coding, interface, and protocol technologies as the satellite business. We have adapted some of our products for the television distribution market, including satellite modems that we converted for use in cable television systems. We also recently renewed our strategic relationship with Harmonic Inc. (formerly DiviCom Inc.), a major producer of compressed digital television systems. Under this arrangement, our strategic partner will utilize our products in cable systems that it markets to cable television system operators.

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

         Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product line, improve our sales force and increase our profitability.

PRODUCTS AND SERVICES

         We offer the following product families:

         -   Satellite modems and earth stations.

         -   Internet via Satellite terminal equipment

         -   Frequency converters.

         -   Data, audio, and video broadcast equipment.

         -   Digital video broadcast (DVB) and high-speed modems.

         -   Cable and microwave modems.

         We offer the following services:

         -   Design of satellite ground based communication systems.

         -   Integration and installation of turnkey communication systems.

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

         We've recently introduced a major addition to our satellite modem line, the Turbo forward error correction codec. The turbo product provides customers with greatly improved satellite and bandwidth performance, which directly translates to space segment cost savings. This product also affords our installed base of customers (in excess of 10,000 modems) the opportunity to improve their performance at a significant operational cost saving.

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

    DATA, AUDIO AND VIDEO BROADCAST EQUIPMENT

         Our digital audio distribution products provide radio networks, service providers, and merchandise retailers with a satellite distribution system for the broadcast of in-store advertising and background music. Our data distribution products deliver real-time, high-value data and digital video broadcast services. To date, the primary customers for our data distribution products have been participants in the financial industry. For example, our IntelliCast Digital Data Broadcast Receiver is used by customers, such as Reuters, to distribute financial information, up-to-date news stories or image files of weather information and database updates from a central location to many remote outlets. Recently the Ministry of Radio & Television in the Republic of Myanmar has also adopted our IntelliCast Digital Data Broadcast Receiver as the standard for their distance learning network.

         Our MediaCast Satellite PC/Receiver card allows personal computers to request information over a telephone link and then receive a digital video broadcast of a wide range of data, audio, and video information directly from a satellite. This speeds the reception of information, particularly in regions with underdeveloped telephony, and is often used by Internet service providers.

    TWO-WAY INTERNET SATELLITE TERMINAL EQUIPMENT

         Our IPSat Internet Satellite Terminal is designed as a fully integrated modular system capable of receive only, transmit only or full duplex satellite connectivity to the Internet anywhere in the world. Utilizing the IPSat's modularity and integrated routing capabilities end users can take advantage of hybrid configurations in situations where terrestrial return resources such as telephone, cable or other "upstream" technologies are available to be used in conjunction with satellite broadcasting. Where such return resources are not available, or too expensive, the IPSat system can support the return channel over satellite. The IPSat can offer the most flexible, cost efficient performance for high-speed satellite downloads from the World Wide Web for ISP's, Corporations, Educational Institutions and Government Agencies.

    DIGITAL VIDEO BROADCAST (DVB) AND HIGH-SPEED MODEMS

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

RESEARCH AND DEVELOPMENT

         We conduct an active and ongoing research and development program that focuses on advancing technology, developing improved design and manufacturing processes, and improving the overall quality of the products we provide. Our goal is to provide our customers with new solutions that address their needs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries. Our future growth depends on increasing the market share of our new products, adapting our existing satellite communications products to new applications, and introducing new communications products that will find market acceptance and benefit from our established international distribution channels. Accordingly, we are actively applying our communications technology expertise to improving the performance of our existing products and developing new products to serve existing and new markets.

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

         Research and development expenses amounted to $9.3 million for the year ended December 31, 2000, $9.1 million for the year ended December 31, 1999, and $4.3 million for the year ended December 31, 1998. A number of new products were either launched or reached an advanced stage of development during these periods.

         We intend to use a significant portion of the proceeds obtained through the February 2000 public offering of our common stock to fund our research into Internet-related products for Internet over Satellite links, and other new telecommunications products. We also plan to target our research and development activities at digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will prove successful.

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

         We participate in approximately six trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our Web site (www.RadyneComStream.com) (reference to our Web site is intended to be an inactive textual reference).

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

         For the year ended December 31, 2000 one customer represented 12.4% of our net sales. During the years ended December 31, 1999 and 1998, no single customer represented more than 10% of our net sales. Because of the nature of our business, we anticipate that any customers that represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

         Our sales in principal foreign markets for the periods indicated consisted of the following percentages of total sales.


         REGION                            YEAR ENDED   YEAR ENDED   YEAR ENDED
         ------                             12-31-00     12-31-99     12-31-98
                                           ----------   ----------   ----------
         Asia                                  25%          25%           7%
         Africa/Middle East                     2%           4%           8%
         Latin America                          3%           4%           9%
         Europe                                13%          21%          23%
         Canada                                 1%           2%           3%
                                               --           --           --
         Total Foreign Sales                   44%          56%          50%

         The one customer who accounted for 12.4% of our total sales was classified as a domestic customer. However, the products purchased by the customer were used to complete Internet over satellite circuits from the U.S. to foreign (principally Latin American) countries. Likewise, we believe that as much as 60% of our domestic sales are ultimately destined for foreign use.

         We believe that foreign sales will continue to make up the bulk of our total sales in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may not, however, succeed in our efforts to cultivate such markets.

COMPETITION

         We have a number of major competitors in the satellite communications field. These include large companies, such as Hughes Network Systems, NEC, and Comtech EFData Corp., all of which have significantly larger and more diversified operations and greater financial, marketing, human and other resources than we possess. We estimate that our major competitors, in the principal markets in which we compete, have the following market shares as compared to our market share:

                                                DIGITAL VIDEO
                         SATELLITE MODEMS &      BROADCAST &       GOVERNMENT &      DATA, AUDIO &
COMPETITOR                 EARTH STATIONS     HIGH-SPEED MODEMS   MILITARY MODEMS   VIDEO BROADCAST
- ----------                 --------------     -----------------   ---------------   ---------------
Comtech/EF Data                  20%                  30%               35%                *
Hughes Network Systems           20                    *                 *                 *
Paradise Datacom                 10                    *                 *                 *
NEC                              25                    *                 *                 *
Wegener                           *                    *                 *                25
IDC                               *                    *                 *                25
Radyne ComStream                 10                   35                20                40

- ----------
* Competitor does not participate in product category.

         We do not believe that any other single competitor has a greater than 10% market share for any of these product classes. However, the foregoing market share figures represent estimates based on the limited information available to us, and we cannot assure you that it is accurate.

         We compete by concentrating our sales efforts in the international market and emphasizing our product features, quality and after-sales service. We believe that the quality, performance, and capabilities of our products, our ability to customize certain network functions, and the relatively lower overall cost of our products as compared to the cost of the competing products generally offered by our major competitors represent major factors in our ability to compete. However, our major competitors have the resources to develop products with features and functions that are competitive with or superior to our products. Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers or could force us to lower the prices we charge for our products.

         We believe we are well positioned to capitalize on the increased demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:

         - An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team have an average of over 20 years of experience in the satellite communications industry.

         - Our expansive line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers' requirements.

         - Our ability to custom design products for our customers' special applications and to provide a one-stop shopping option to our customers.

         - Our ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

         - Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including in Beijing, Singapore, London, Jakarta, and Amsterdam.


MANUFACTURING

         We assemble and test certain products at our Phoenix, Arizona and San Diego, California facilities using subsystems and circuit boards that we obtain from subcontractors. We obtain the remainder of our products, completely assembled and tested, from subcontractors. Although we believe that we maintain adequate stock to reduce the procurement lead-time for certain components, our products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers were unable or unwilling to fulfill our requirements, we could experience an interruption in production until we develop an alternative supply source. We maintain an inventory of certain chips and components and subassemblies to limit the potential for such an interruption. We believe that there are a number of companies capable of providing replacements for the types of chips and customized components and subassemblies used in our products.

         During 1999 and 2000, our Phoenix and San Diego facilities were awarded ISO 9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing, and distribution processes. This certification will assist in increasing the acceptance of our products in foreign markets.

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

EMPLOYEES

         As of December 31, 2000, we had 230 full-time employees, including four executive officers, 136 in engineering and manufacturing, 35 in sales and marketing, 28 in installation and customer service and 27 in administration. These figures include 24 employees who are based outside the United States. A union does not represent our employees in their collective bargaining with us. We believe that our relationships with our employees are satisfactory.

ITEM 2.  PROPERTIES

         We currently have 76,000 square feet available in Phoenix, 16,000 square feet in Chandler and 66,000 square feet available in the San Diego facility. The lease for our Phoenix facility expires in July 2008 and we have an option to renew for two consecutive terms of five years each. The lease for our San Diego facility expires in March 2005 and we have an option to renew for two consecutive terms of five years each. The lease for our Chandler facility expires in October 2008 and we have an option to renew for five years. We expect these facilities will be adequate for meeting our needs in the immediate future.

         We also have regional sales and service offices in Boca Raton, Beijing, Singapore, London, Jakarta, and Amsterdam. All of these facilities are leased and provide adequate space for our operations in these locations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are party to certain legal proceedings incidental to the conduct of our business. We believe that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of securities holders during the three months ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was traded on the OTC Bulletin Board under the symbol "RADN" as of December 31, 1999. As a result of our public offering, which became effective February 7, 2000, our common stock and warrants now trade on the Nasdaq National Market under the symbols "RADN" and "RADNW," respectively. The following table sets forth the range of high and low trading prices as reported by the OTC Bulletin Board and Nasdaq National Market for the periods indicated. At December 31, 2000, we had approximately 500 stockholders of record and approximately 5000 beneficial owners of our common stock.

                                                HIGH $          LOW $
                                                ------          -----
         1998:
               First Quarter..............       5 1/4          2 1/8
               Second Quarter.............           5          2 3/4
               Third Quarter..............     4 15/16          3 1/4
               Fourth Quarter.............           5          2 1/2
         1999:
               First Quarter..............       4 1/4          2 1/4
               Second Quarter.............       3 3/4          2 1/2
               Third Quarter..............      3 9/16          2 1/4
               Fourth Quarter.............       8 1/2          2 3/4

         2000:
               First Quarter..............          35          6 1/2
               Second Quarter.............      23 3/8         11 1/8
               Third Quarter..............     17 9/16        7 13/16
               Fourth Quarter.............      10 1/8        3 31/32

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected statement of operations data for the years ended December 31, 2000, 1999, 1998, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by our independent auditors: KPMG LLP (in the case of the years ended December 31, 2000, 1999 and 1998) and Deloitte & Touche LLP (in the case of the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996). Per share data and shares outstanding reflect an adjustment for the effects of the 1-for-5 reverse split of our common stock, which became effective on January 9, 1997. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this 10-K Annual Report.

         The variations in the duration of the respective periods in the table on the following page are due to a series of changes in our fiscal year. Prior to August 1996, our fiscal year ended on June 30th. We became a subsidiary of ST in August 1996 and adopted its fiscal year (the calendar year), which created a stub fiscal period from July 1, 1996 through December 31, 1996.

STATEMENT OF OPERATIONS DATA:

                                                              YEARS ENDED DECEMBER 31,                  6 MONTHS       YEAR
                                                          (in thousands except share data)                ENDED        ENDED
                                                  2000          1999          1998          1997        12/31/96      6/30/96
                                              -----------    ----------    ----------    ----------    ----------    ----------
Net sales .................................   $    70,107    $   55,840    $   21,112    $   13,447    $    4,905    $    3,830
Cost of sales .............................        38,280        29,971        15,808         8,022         4,052         2,559
                                              -----------    ----------    ----------    ----------    ----------    ----------
Gross profit ..............................        31,827        25,869         5,304         5,425           853         1,271
                                              -----------    ----------    ----------    ----------    ----------    ----------
Selling, general and administrative expense        13,573        12,355         5,531         4,242         1,438         1,844
Research and development expense ..........         9,317         9,127         4,296         2,262           808         1,795
Stock option compensation expense .........            --           350         1,566            --            --            --
In-process research and development expense            --            --         3,909            --            --            --
Restructuring costs .......................            --            --         3,100            --            --            --
Asset impairment charges(1) ...............            --            --           263            --           421            --
                                              -----------    ----------    ----------    ----------    ----------    ----------
Total operating expenses ..................        22,890        21,832        18,665         6,504         2,667         3,639
                                              -----------    ----------    ----------    ----------    ----------    ----------
Earnings (loss) from operations ...........         8,937         4,037       (13,361)       (1,079)       (1,814)       (2,368)
Interest expense ..........................           492         1,910         1,199           677           256           257
Interest income ...........................        (1,076)          (76)          (23)           --            --            --
                                              -----------    ----------    ----------    ----------    ----------    ----------
Earnings (loss) before income taxes
and extraordinary item ....................         9,522         2,203       (14,537)       (1,756)       (2,070)       (2,625)
Income taxes ..............................        (2,919)           85            --            --            --            --
                                              -----------    ----------    ----------    ----------    ----------    ----------
Earnings (loss) before extraordinary item .        12,441         2,118       (14,537)       (1,756)       (2,070)       (2,625)
Extraordinary item ........................            --           188            --            --            --            --
                                              -----------    ----------    ----------    ----------    ----------    ----------
Net earnings (loss) .......................   $    12,441    $    2,306    $  (14,537)   $   (1,756)   $   (2,070)   $   (2,625)
                                              ===========    ==========    ==========    ==========    ==========    ==========
Basic earnings (loss) per share:
  Earnings (loss) before extraordinary item   $      0.89    $     0.30    $    (2.45)   $    (0.35)   $    (0.55)   $    (0.70)
  Extraordinary item ......................          0.00          0.02          0.00          0.00          0.00          0.00
                                              -----------    ----------    ----------    ----------    ----------    ----------
  Net earnings (loss) .....................   $      0.89    $     0.32    $    (2.45)   $    (0.35)   $    (0.55)   $    (0.70)
                                              ===========    ==========    ==========    ==========    ==========    ==========
Diluted earnings (loss) per share:
  Earnings (loss) before extraordinary item   $      0.81    $     0.28    $    (2.45)   $    (0.35)   $    (0.55)   $    (0.70)
  Extraordinary item ......................          0.00          0.02          0.00          0.00          0.00          0.00
                                              -----------    ----------    ----------    ----------    ----------    ----------
  Net earnings (loss) .....................   $      0.81    $     0.30    $    (2.45)   $    (0.35)   $    (0.55)   $    (0.70)
                                              ===========    ==========    ==========    ==========    ==========    ==========
Weighted average shares used in computation
 Basic ....................................    13,972,078     7,111,777     5,931,346     5,012,664     3,750,699     3,742,227
                                              ===========    ==========    ==========    ==========    ==========    ==========
 Diluted ..................................    15,426,297     7,571,425     5,931,346     5,012,664     3,750,699     3,742,227
                                              ===========    ==========    ==========    ==========    ==========    ==========

EBITDA(2) .................................   $    11,164    $    6,948    $  (12,297)   $     (625)   $   (1,637)   $   (2,091)

BALANCE SHEET DATA:
Cash and cash equivalents .................   $    16,245    $    2,948    $      255    $      570    $      186    $        1
Working capital (deficit) .................        33,858        (2,555)       (8,804)        1,655        (5,852)       (4,083)
Total assets ..............................        51,844        28,236        29,191        10,232         6,573           273
Long-term liabilities .....................           769           760        16,862         4,649           162           130
Total liabilities .........................        10,030        23,909        44,428        11,382        11,020         5,669
Stockholders' equity (deficiency) .........        41,814         4,327       (15,237)       (1,150)       (4,447)       (2,397)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


         On October 15, 1998, we purchased ComStream Holdings, Inc. (a corporation incorporated under the laws of the State of Delaware with an office currently located at 6340 Sequence Drive, San Diego, California) from Spar Aerospace Limited ("Spar"), a Canadian advanced technology company. ComStream is an international provider of digital transmission solutions for voice, data, audio and video applications with offices in the United States, Singapore, Indonesia, China and the United Kingdom. ComStream recorded revenue of approximately $37 million in fiscal 1998. We acquired ComStream in an effort to expand our core business and to supplement our product lines with a number of viable developed products and superior quality products in the design stage, all of which have since been released for production. In addition, we based our decision to acquire ComStream on the strategic belief that the combined companies could compete more effectively and realize certain synergies. We believe that our acquisition of ComStream has had and will have a number of positive effects, including the following:

         1. The combined annual revenue of Radyne ComStream for fiscal 2000 and 1999 was approximately $70 million and $56 million, respectively, versus Radyne Corp.'s 1998 stand-alone revenue of approximately $13 million. This dramatic difference in size provides us with better control over prices and margins and enables us to compete in larger markets.

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

         We recorded the acquisition of ComStream under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $8.7 million, of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million was recorded as goodwill, which is being amortized over ten years. As a result of the settlement with Spar, the amount of goodwill recorded in the transaction was reduced by $516,000 to $1.5 million (after amortization of $254,000) in the year ended December 31, 1999. We have included ComStream's results in our combined statements of operations from the acquisition date.

         On December 8, 2000, the Company completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. ("Armer") for an aggregate purchase price of $1,926,940 million consisting of $1,200,000 million in cash and 130,680 shares of common stock of the Company. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in innovative solutions for the integration and installation of turnkey satellite communications systems. This acquisition has been recorded in accordance with the "purchase method" of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,943,892 and has been recorded as goodwill, which is being amortized on a straight-line basis over twelve years. The results of operations of the acquired operations have been included in the accompanying statement of operations from the acquisition date.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         The Company's net sales increased 26% to $70,107,000 during the year ended December 31, 2000 from $55,840,000 during the year ended December 31, 1999. This increase is primarily attributable to our introduction of a number of new products into our traditional markets, which resulted in an increase in market share.

         The Company's cost of sales as a percentage of net sales increased to 54.6% during the year ended December 31, 2000 from 53.7% for the year ended December 31, 1999. The change in costs as a percent of sales is primarily due to changes in the mix of products shipped.

         Selling, general and administrative costs increased to $13,573,000 (19% of sales) during the year ended December 31, 2000 from $12,355,000 (22% of sales) for the year ended December 31, 1999. The increase in expenses during the year is primarily attributed to an increase in commissions (and other selling expenses) due to the increase in sales compared to the prior year and an increased focus on our marketing strategies. The decrease of SG&A expenses in terms of percentage of sales is primarily due to the Company being able to increase sales at a faster rate than expenses.

         Research and development expenditures increased to $9,317,000 or 13% of sales during the year ended December 31, 2000 from $9,127,000 or 16% of sales during the year ended December 31, 1999. The increase in expense reflects our continued commitment to invest in our future through technological advances and our efforts to improve our older product lines for manufacturability and lower costs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries. It is anticipated that the Company will continue to experience high research and development expenses as it positions itself, through the introduction of new products, to gain market share.

         As a result of the increase in our gross profit and our lower operating costs as a percentage of sales (33% in 2000 compared to 39% in 1999) we recorded earnings from operations of $8,937,000 during 2000 compared to $4,037,000 in 1999.

         Interest expense decreased to $492,000 or 0.1% of sales in 2000 from $1,910,000 or 3.4% of sales in 1999 due to the payoff of our credit line during the current year.

         Interest income increased to $1,076,000 or 1.5% of sales in 2000 from $76,000 or 0.1% of sales in 1999. The increase is due to the increase in our overall cash levels in 2000 compared to 1999. As discussed below, cash increased primarily as a result of a public offering in February 2000.

         We recorded a net income tax benefit in 2000 of $2,919,000 primarily due to a one-time tax benefit of $4.3 million in the third quarter resulting from the reduction of the valuation allowance pertaining to our net operating loss carryforward.

         Based on all of the above, we recorded net earnings of $12,441,000 or $0.81 per diluted weighted average share outstanding during 2000 as compared to $2,306,000 or $0.30 per diluted weighted average share outstanding during 1999.

         Our new orders booked (bookings) increased 15% to $72,088,000 for the year ended December 31, 2000 from $62,531,000 for the year ended December 31, 1999. This increase is primarily due to the introduction of new products into the market place and an increased market share in the Internet over satellite industry, in addition to increased demand for our core products. Our "backlog" of orders to be shipped (unshipped orders from the prior period plus new orders booked less orders shipped during the period) was $17,011,000 as of December 31, 2000, an increase of 17% over the $14,522,000 in backlog as of December 31, 1999. Our backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

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

         We recorded extraordinary income of $188,000 during 1999 as a result of negotiated forgiveness of previously recorded and accrued interest expense in connection with a note payable related to the ComStream acquisition.

         We recorded income tax expense in 1999 of $85,000, which related solely to the alternative minimum tax. The effective tax rate is 3.6%, which is significantly below statutory income tax rates because of the utilization of net operating loss carryforward.

         Our new orders booked (bookings) increased 151% to $62,531,000 for the year ended December 31, 1999 from $24,904,000 for the year ended December 31, 1998. This increase was primarily a result of our acquisition and integration of ComStream into our operations in addition to new product development and enhancement.

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

         The nature, amount, and timing of the costs required to complete the in-process technology are presented in the following chart:

                                                                                                TOTAL
                                         PRODUCT                                              COST AT
                   BASE                  LINE                       STARTED   COMPLETION   COMPLETION
DESCRIPTION        TECHNOLOGY            APPLICABILITY       (MONTH - YEAR)         DATE       $000'S
- -----------        ----------            -------------       --------------         ----       ------
2 MB Card          QPSK, FEC Coding      Modems                     01 - 98      11 - 99      $ 1,820*

"CM 601" Low       Coding Modulation     Modems                     05 - 97      03 - 99        1,400**
Cost Modem

"DT8000"           Modulation Coding     Earth Stations             03 - 97      12 - 98        2,850***
  Ku-band 2 Watt   Transmission
  Earth Station

"DBR 2000" Data    L-Band Receivers      Broadcast Data             06 - 98      06 - 99          400
  Broadcast        Packet Protocol
  Receiver

"ABR 202" Audio    L-Band Receivers      Broadcast Audio            03 - 98      12 - 98          750
  Receiver         Multiplexing

Set Top Box        DTH Television        Satellite                  03 - 97      07 - 99        1,600
  Receiver         Cable Television      Television Cable
                   Proprietary           Television
                   IC's -- MPEG
                   Decoders

MediaCast Card     Proprietary           Internet Receiver          03 - 97      03 - 99        1,900
  Receiver         IC's -- Internet      Video Receiver
                   Protocol DVB MPEG
                   Decoders                                                                    -------
                                                                                               $10,720
                                                                                               =======

- ---------
* Estimated at $1,800 in our Form 10-K/A for the year ended 12/31/98. ** Estimated at $1,500 in our Form 10-K/A for the year ended 12/31/98. *** Estimated at $2,750 in our Form 10-K/A for the year ended 12/31/98.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $33,858,000 at December 31, 2000, which represents an increase in our working capital of $36,113,000 from our working capital deficit of $2,255,000 at December 31, 1999. Our working capital increased primarily as a result of an increase in cash of $13,297,000 and a payoff of short-term notes payable of $12,290,000.

         Net cash provided by operating activities was $5,907,000 for the year ended December 31, 2000 compared to cash provided by operating activities of $2,564,000 for the year ended December 31, 1999. The change is primarily due to an increase in net earnings of $10,135,000 to $12,441,000 partially offset by an increase in accounts receivable of $2,097,000 as a result of our high volume of sales during the fourth quarter of 2000. The Company's inventory balances also increased by $2,874,000 as a result of our increased backlog compared to the prior year. Accounts payable and accrued expenses decreased by $1,915,000 and $410,000, respectively due to the timing of vendor payments. In addition, the Company recorded a net tax benefit of $2,919,000 as a result of the reduction of the valuation allowance pertaining to our net operating loss carryforward. Net cash provided by operating activities was $2,564,000 for the year ended December 31, 1999 compared to cash used in operating activities of $3,850,000 for the year ended December 31, 1998.

         Cash used in investing activities was $2,820,000 for the year ended December 31, 2000 compared to cash used in investing activities of $279,000 for the year ended December 31, 1999, and $10,551,000 for the year ended December 31, 1998. The increase of $2,541,000 from $279,000 in 1999 to $2,820,000 in 2000 is primarily due to assets, net of cash, acquired from Armer Communications in the amount of $1,092,000. In addition, the Company had current year additions to fixed assets of $1,228,000 as compared to $279,000 during 1999. The decrease of $10,272,000 from $10,551,000 in 1998 to $279,000 in 1999 is due to the purchase of ComStream in October 1998. The Company has no material commitments to make capital expenditures in 2001 or thereafter.

         The Company derived net cash from financing activities of $10,210,000, $408,000 and $13,866,000 during the years ended December 31, 2000, 1999, and 1998, respectively. During the year ended December 31, 2000, net cash from financing activities was generated primarily through a public offering which generated cash of $16,340,453, net of offering costs. The exercise of warrants, which were issued in connection with the public offering, provided additional proceeds of $5,394,000. In addition, the exercise of stock options and stock purchased through our Employee Stock Purchase Plan provided proceeds of $1,464,000. These proceeds were partially offset by payments made on our line of credit of $12,290,000. During 1999, net cash from financing activities was composed primarily of $17,173,000 from proceeds obtained through the sale of common stock and $4,920,000 from line of credit borrowings, offset by $15,618,000 in repayments of loans from affiliates and $5,963,000 in repayments of other notes.

         We believe that current cash levels and cash from operations should be sufficient to fund our planned future operations and capital requirements for continued growth through the end of 2001. In addition, we have secured a committed line of credit with a bank in the amount of $10,000,000. As of December 31, 2000, there was no outstanding balance on the line of credit.

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

The Financial Accounting Standards Board issued a Proposed Statement of Accounting Standards, "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would prohibit goodwill amortization and establish a new method of testing goodwill for impairment. The proposed statement would also prohibit the pooling of interest method of accounting for business combinations and establish a new accounting standard for goodwill acquired in a business combination. The provisions of the proposed Statement would be effective for fiscal quarters beginning after the issuance of the final Statement. The impact of the Statement may be significant if it is issued as currently proposed, as we would be required to test our goodwill for impairment under new standards and would no longer recognize goodwill amortization expense. This would have the effect of reducing our operating expenses. In 2000, we incurred $1.9 million in goodwill amortization expense.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of December 31, 2000, a 1% change in interest rates would, over a year's period, have a potential pretax impact of $162,000 which is immaterial to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report....................................................................................        F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999....................................................        F-2

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998......................        F-3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999
    and 1998....................................................................................................        F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
    and 1998....................................................................................................        F-5

Notes to Consolidated Financial Statements......................................................................        F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Radyne ComStream Inc.:


We have audited the accompanying consolidated balance sheets of Radyne ComStream Inc. and subsidiaries (the Company) (a majority-owned subsidiary of Singapore Technologies Pte Ltd) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ KPMG LLP


Phoenix, Arizona
March 9, 2001

                              RADYNE COMSTREAM INC.

                           Consolidated Balance Sheets

                                                                                                            DECEMBER 31,
                                                                                                 ----------------------------------
                                    ASSETS                                                           2000                  1999
                                                                                                 ------------          ------------
Current assets:
     Cash and cash equivalents                                                                   $ 16,244,591             2,947,660
     Accounts receivable - trade, net of allowance for doubtful
        accounts of $1,014,813 and $791,746, respectively                                          11,019,149             8,678,153
     Inventories, net                                                                              11,330,565             8,339,112
     Prepaid expenses                                                                                 670,726               929,076
     Deferred tax assets                                                                            3,854,418                  --
                                                                                                 ------------          ------------

                 Total current assets                                                              43,119,449            20,894,001
                                                                                                 ------------          ------------

Property and equipment, net                                                                         3,288,867             3,595,168

Other assets:
     Purchased technology, net of accumulated amortization of $905,000
        and $505,000 at December 31, 2000 and 1999, respectively                                    1,595,000             1,995,000
     Goodwill, net of accumulated amortization of $442,748 and
        $253,530 at December 31, 2000 and 1999, respectively                                        3,299,536             1,544,861
     Deposits and other intangibles                                                                   540,693               207,032
                                                                                                 ------------          ------------

                 Total other assets                                                                 5,435,229             3,746,893
                                                                                                 ------------          ------------

                                                                                                 $ 51,843,545            28,236,062
                                                                                                 ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable under line of credit agreement                                                 $       --              12,920,000
     Current installments of obligations under capital leases                                          78,056                44,332
     Accounts payable, trade                                                                        2,225,363             3,911,742
     Accrued expenses                                                                               5,485,061             5,043,391
     Taxes payable                                                                                    280,000               684,382
     Customer advance payments                                                                      1,192,235               545,218
                                                                                                 ------------          ------------

                 Total current liabilities                                                          9,260,715            23,149,065

Deferred rent                                                                                         178,190                  --
Obligations under capital leases, excluding current installments                                       85,712                64,652
Accrued stock option compensation                                                                     505,413               695,433
                                                                                                 ------------          ------------

                 Total liabilities                                                                 10,030,030            23,909,150
                                                                                                 ------------          ------------

Stockholders' equity:
     Common stock; $.001 par value - authorized, 20,000,000 shares; issued and outstanding, 14,822,820 and 10,739,382 shares
        at December 31, 2000 and 1999, respectively                                                    14,823                10,739
     Additional paid-in capital                                                                    49,249,999            23,364,055
     Deferred compensation                                                                           (844,032)                 --
     Accumulated deficit                                                                           (6,607,275)          (19,047,882)
                                                                                                 ------------          ------------

                 Total stockholders' equity                                                        41,813,515             4,326,912

Commitments and contingent liabilities (note 7, 8, 9, 11, 13, 15, 17 and 18)
                                                                                                 ------------          ------------

                                                                                                 $ 51,843,545            28,236,062
                                                                                                 ============          ============



See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Operations




                                                                                           YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------------
                                                                             2000                    1999                  1998
                                                                         ------------           ------------           ------------
Net sales                                                                $ 70,107,080             55,839,792             21,111,704
Cost of sales                                                              38,279,830             29,970,560             15,808,459
                                                                         ------------           ------------           ------------

                 Gross profit                                              31,827,250             25,869,232              5,303,245
                                                                         ------------           ------------           ------------

Operating expenses:
     Selling, general and administrative                                   13,573,460             12,355,188              5,531,213
     Research and development                                               9,316,633              9,126,545              4,296,268
     Stock option compensation expense                                           --                  350,000              1,566,075
     In-process research and development                                         --                     --                3,909,000
     Restructuring costs                                                         --                     --                3,100,000
     Asset impairment charge                                                     --                     --                  262,935
                                                                         ------------           ------------           ------------

                 Total operating expenses                                  22,890,093             21,831,733             18,665,491
                                                                         ------------           ------------           ------------

Earnings (loss) from operations                                             8,937,157              4,037,499            (13,362,246)

Other (income) expense:
     Interest expense                                                         491,717              1,910,422              1,198,777
     Interest income                                                       (1,076,432)               (76,045)               (23,480)
                                                                         ------------           ------------           ------------

Earnings (loss) before income taxes (benefit) and
     extraordinary item                                                     9,521,872              2,203,122            (14,537,543)

Income taxes (benefit)                                                     (2,918,735)                85,000                   --
                                                                         ------------           ------------           ------------

Earnings (loss) before extraordinary item                                  12,440,607              2,118,122            (14,537,543)

Extraordinary item                                                               --                  188,182                   --
                                                                         ------------           ------------           ------------

                 Net earnings (loss)                                     $ 12,440,607              2,306,304            (14,537,543)
                                                                         ============           ============           ============

Basic net earnings (loss) per share:
     Earnings (loss) before extraordinary item                           $       0.89                   0.30                  (2.45)
     Extraordinary item                                                          --                     0.02                   --
                                                                         ------------           ------------           ------------

                 Net earnings (loss)                                     $       0.89                   0.32                  (2.45)
                                                                         ============           ============           ============

Diluted net earnings (loss) per share:

     Earnings (loss) before extraordinary item                           $       0.81                   0.28                  (2.45)
     Extraordinary item                                                          --                     0.02                   --
                                                                         ------------           ------------           ------------

                 Net earnings (loss)                                     $       0.81                   0.30                  (2.45)
                                                                         ============           ============           ============

Weighted average number of common shares
     outstanding - basic                                                   13,972,078              7,111,777              5,931,346
                                                                         ============           ============           ============

Weighted average number of common shares
     outstanding - diluted                                                 15,426,297              7,571,425              5,931,346
                                                                         ============           ============           ============


See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998




                                                                               ADDITIONAL
                                                    COMMON STOCK                 PAID-IN         DEFERRED         ACCUMULATED
                                               SHARES           AMOUNT           CAPITAL       COMPENSATION         DEFICIT
                                            -----------      -----------       -----------      -----------       -----------

Balances, January 1, 1998                     5,931,346      $    11,862         5,694,806             --          (6,816,643)

Adjustment of par value                            --             (5,931)            5,931             --                --

Payments received on promissory notes              --               --                --               --                --

Stock option plan                                  --               --             410,598             --                --

Net loss                                           --               --                --               --         (14,537,543)
                                            -----------      -----------       -----------      -----------       -----------

Balances, December 31, 1998                   5,931,346            5,931         6,111,335             --         (21,354,186)

Issuance of common stock for cash             4,520,264            4,520        16,424,759             --                --

Exercise of stock options                       287,772              288           743,866             --                --

Tax benefit of stock options exercised             --               --              84,095             --                --

Net earnings                                       --               --                --               --           2,306,304
                                            -----------      -----------       -----------      -----------       -----------

Balances, December 31, 1999                  10,739,382           10,739        23,364,055             --         (19,047,882)

Issuance of common stock for cash             2,828,220            2,828        16,729,599             --                --

Exercise of stock options                       338,755              339         1,071,509             --                --

Exercise of stock warrants                      616,463              617         5,393,434             --                --

Tax benefit of stock options exercised             --               --           1,044,000             --                --

Common stock issued in acquisition              300,000              300         1,647,402             --                --

Deferred compensation                              --               --                --           (920,762)             --

Amortization of deferred compensation              --               --                --             76,730              --

Net earnings                                       --               --                --               --          12,440,607
                                            -----------      -----------       -----------      -----------       -----------

Balances, December 31, 2000                  14,822,820      $    14,823        49,249,999         (844,032)       (6,607,275)
                                            ===========      ===========       ===========      ===========       ===========



                                                  NOTES
                                              RECEIVABLE FROM        TOTAL
                                               STOCKHOLDERS       (DEFICIENCY)
                                               ------------       -----------

Balances, January 1, 1998                          (40,086)       (1,150,061)

Adjustment of par value                               --                --

Payments received on promissory notes               40,086            40,086

Stock option plan                                     --             410,598

Net loss                                              --         (14,537,543)
                                               -----------       -----------

Balances, December 31, 1998                           --         (15,236,920)

Issuance of common stock for cash                     --          16,429,279

Exercise of stock options                             --             744,154

Tax benefit of stock options exercised                --              84,095

Net earnings                                          --           2,306,304
                                               -----------       -----------

Balances, December 31, 1999                           --           4,326,912

Issuance of common stock for cash                     --          16,732,427

Exercise of stock options                             --           1,071,848

Exercise of stock warrants                            --           5,394,051

Tax benefit of stock options exercised                --           1,044,000

Common stock issued in acquisition                    --           1,647,702

Deferred compensation                                 --            (920,762)

Amortization of deferred compensation                 --              76,730

Net earnings                                          --          12,440,607
                                               -----------       -----------

Balances, December 31, 2000                           --          41,813,515
                                               ===========       ===========






See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                      Consolidated Statements of Cash Flows



                                                                                                YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------------
                                                                                     2000                1999              1998
                                                                                  ------------       ------------      ------------
Cash flows from operating activities:
     Net earnings (loss)                                                          $ 12,440,607          2,306,304       (14,537,543)
     Adjustments to reconcile net earnings (loss) to net cash provided by
        (used in) operating activities:
           Forgiveness of interest                                                        --             (188,182)             --
           Loss on disposal of assets                                                   30,306               --             961,069
           Depreciation and amortization                                             2,330,894          2,835,024         1,041,088
           Asset impairment charge                                                        --                 --             262,935
           Deferred tax provision                                                   (2,810,418)              --                --
           Stock option compensation                                                      --                 --           1,566,075
           Write-off of in-process research and development                               --                 --           3,909,000
           Increase (decrease) in cash resulting from changes in:
              Accounts receivable                                                   (2,096,621)          (142,421)         (915,154)
              Prepaid expenses and other current assets                                258,350           (338,915)           20,069
              Inventories                                                           (2,874,353)         1,041,366         2,833,811
              Deposits and other                                                       176,870             15,410           242,787
              Accounts payable, trade                                               (1,915,151)           286,550          (985,095)
              Accounts payable, affiliate                                                 --               (8,150)          113,682
              Accrued expenses                                                         135,229         (2,853,265)        1,932,071
              Customer advance payments                                                647,017               --                --
              Taxes payable                                                           (404,382)            70,010           (94,581)
              Deferred rent                                                            178,190               --                --
              Accrued stock option compensation                                       (190,020)          (460,044)             --
                                                                                  ------------       ------------      ------------
                    Net cash provided by (used in) operating activities              5,906,518          2,563,687        (3,649,786)
                                                                                  ------------       ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                           (1,227,811)          (279,048)         (543,630)
     Proceeds from disposal of assets                                                      200               --                --
     Investment in non-compete agreement                                              (500,000)              --                --
     Acquisitions, net of cash acquired                                             (1,092,453)              --         (10,007,369)
                                                                                  ------------       ------------      ------------

                 Net cash used in investing activities                              (2,820,064)          (279,048)      (10,550,999)
                                                                                  ------------       ------------      ------------

Cash flows from financing activities:
     Net borrowings (payments) from notes payable under line of credit             (12,920,000)         4,920,000        (1,500,000)
     Payment on note payable                                                              --           (5,962,561)             --
     Proceeds from notes payable to affiliates                                            --                 --          15,618,272
     Payments on note payable to affiliate                                                --          (15,618,272)             --
     Payment of debt issuance costs on line of credit                                     --                 --            (200,000)
     Net proceeds from sale of common stock                                         16,340,453         16,429,279              --
     Net proceeds from sale of common stock through employee stock purchase plan       391,974               --                --
     Exercise of stock options                                                       1,071,848            744,154              --
     Exercise of stock warrants                                                      5,394,051               --                --
     Payments received on promissory notes issued in connection
        with common stock                                                                 --                 --              40,086
     Principal payments on capital lease obligations                                   (67,849)          (104,535)          (72,309)
                                                                                  ------------       ------------      ------------

                    Net cash provided by financing activities                       10,210,477            408,065        13,886,049
                                                                                  ------------       ------------      ------------

Net increase (decrease) in cash                                                     13,296,931          2,692,704          (314,736)

Cash and cash equivalents, beginning of year                                         2,947,660            254,956           569,692
                                                                                  ------------       ------------      ------------

Cash and cash equivalents, end of year                                            $ 16,244,591          2,947,660           254,956
                                                                                  ============       ============      ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                       $    810,847          2,090,298           568,812
                                                                                  ============       ============      ============

     Cash paid for taxes                                                          $    475,036             22,000              --
                                                                                  ============       ============      ============

Supplemental schedule of noncash investing and financing activities:
     Negotiated write-down of note payable                                        $       --              515,940              --
                                                                                  ============       ============      ============

     Acquisitions through issuance of stock and assumption of liabilities         $  1,384,786               --           7,000,000
                                                                                  ============       ============      ============

     Deferred compensation                                                        $    920,762               --                --
                                                                                  ============       ============      ============

     Tax benefit of stock option exercise                                         $  1,044,000             84,095              --
                                                                                  ============       ============      ============

See accompanying notes to consolidated financial statements.

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999






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

     Radyne Corp., a Delaware corporation, (Radyne) was incorporated on November 25, 1980. On August 12, 1996, Radyne became a subsidiary of Singapore Technologies Pte Ltd (STPL), through its wholly-owned subsidiary, Stetsys US, Inc. (ST). In 1996, Radyne changed its fiscal year-end to December 31. In March 1999, Radyne changed its name to Radyne ComStream Inc. During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001. This change has been reflected in the consolidated statements of stockholders' equity.

     DESCRIPTION OF ACQUISITIONS

     On December 8, 2000, the Company completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. ("Armer") for an aggregate purchase price of $1,926,940 million consisting of $1,200,000 million in cash and 130,680 shares of common stock of the Company. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in the integration and installation of ground segment equipment and networks for a wide range of satellite-based telecommunications systems and applications. This acquisition has been recorded in accordance with the "purchase method" of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,943,892 and has been recorded as goodwill, which is being amortized on a straight-line basis over twelve years. The results of operations of the acquired operations have been included in the accompanying statement of operations from the acquisition date.

     Certain Armer stockholders were issued 169,320 shares of restricted common stock. These shares are subject to immediate forfeiture in the event the holder terminates employment with Armer or Radyne within one year from the effective date of the merger. The Company recorded deferred compensation of $920,762 based upon the fair value of the stock at the date of issuance, which is being amortized on a straight-line basis over one year.

     Concurrent with the close of this transaction, six key employees of Armer entered into two-year non-disclosure and non-compete agreements with the Company. The cost of these agreements was $500,000, and is being amortized using the straight-line method over the term of the agreements.





                                      F-6                            (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 1999. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 1999 (in thousands, except per share amounts):

                                               YEARS ENDED DECEMBER 31,
                                             2000                   1999
                                             ----                   ----

      Net sales                            $ 72,893                 60,549
                                           ========                 ======
      Other income                         $  1,076                     76
                                           ========                 ======
      Total revenues                       $ 73,969                 60,625
                                           ========                 ======
      Net earnings                         $ 10,841                  1,023
                                           ========                 ======
      Basic earnings per share             $    .78                    .14
                                           ========                 ======
      Diluted earnings per share           $    .70                    .14
                                           ========                 ======

     On October 15, 1998, Radyne purchased all of the outstanding shares of common stock of ComStream Holdings, Inc. (ComStream) for an aggregate purchase price of $17 million, of which $10 million was paid in cash at the closing, using funds borrowed from its controlling stockholder, and the balance of which was in the form of a $7 million note (the Note), payable nine months from the purchase date. In addition, the Company accrued $1.6 million of severance costs as a result of the acquisition. This acquisition was recorded in accordance with the "purchase method" of accounting. The excess of the purchase price over the net assets acquired was approximately $8.7 million of which $3.9 million was allocated to in-process research and development, $2.5 million was valued as purchased technology, which is being amortized over 6.25 years, and $2.3 million was recorded as goodwill, which is being amortized over ten years. The results of operations of ComStream have been included in the accompanying consolidated statements of operations from October 15, 1998.

     The Company negotiated a reduction in the note balance due to the former owner of ComStream for the following reasons: (i) a $521,000 reduction for the Company's assumption of $115,000 of liabilities from Spar and the waiver of Spar's obligation to indemnify the Company against a $406,000 claim by a product assembly contractor for costs incurred on ComStream's behalf prior to the acquisition, and (ii) a $516,000 reduction in the note for certain inventory and furniture and equipment erroneously carried on ComStream's pre-closing balance sheet. Because these discrepancies were identified prior to the purchase price allocation, no portion of the Company's purchase price for ComStream was allocated to such inventory, furniture and equipment. Therefore, this $516,000 reduction has resulted in a reduction in goodwill. The note was paid during the quarter ended September 30, 1999. In addition, the Company negotiated a $278,000 reduction in interest on the note ($188,000 of which had been accrued in prior periods and so has been reported as extraordinary income in the current period).





                                      F-7                            (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The allocation to in-process research and development, represents the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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





                                      F-8                            (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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

     The Company believes that the assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results. Within the satellite communications equipment industry, there are several specific technologies incorporated within a single product. It is therefore difficult to relate specific revenue streams to individual technologies or projects. As a result, instead of attempting to model each individual project or technology, the cash flow generated by ComStream's products in the aggregate was examined. The Company allocated the aggregate revenues to developed, in-process and future technology, in a manner which is believed reasonable.

     The Company has determined that no changes to the original assumptions were deemed necessary as a result of completing the in-process technologies.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenue and expenses during the reporting period. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product obsolescence and sales and warranty returns. Actual results could differ from those estimates.

     (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

     (C)  CASH EQUIVALENTS

          The Company considers all money market accounts with a maturity of 90 days or less to be cash equivalents.

     (D)  REVENUE RECOGNITION

          The Company recognizes revenue upon transfer of ownership and shipment of product.





                                      F-9                            (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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

     (G)  INTANGIBLE ASSETS

          Intangible assets consist of goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over ten years. Goodwill acquired as a result of the purchase of Armer is being amortized on a straight-line basis over 12 years. Intangible assets also consist of covenants not to compete which are being amortized on a straight-line basis over the contractual term of the covenants of three years.

     (H)  PURCHASED TECHNOLOGY

          In connection with the acquisition of ComStream in 1998, value was assigned to purchased technology. Purchased technology is being amortized on a straight-line basis over the expected period to be benefited of 6.25 years.

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





                                      F-10                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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





                                      F-11                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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

     (R)  RECLASSIFICATIONS

          Certain reclassifications have been made to the prior years' consolidated financial statement amounts to conform to the current year presentation.

(3)  INVENTORIES

     Inventories at December 31 consist of the following:

                                                   2000              1999
                                              --------------         ---------

      Raw materials and components            $    9,593,022         5,550,279
      Work-in-process                              3,959,419         3,724,908
      Finished goods                               1,371,973           863,154
                                              --------------         ---------
                                                  14,924,414        10,138,341
      Obsolescence reserve                        (3,593,849)       (1,799,229)
                                              --------------         ---------
                                              $   11,330,565         8,339,112
                                              ==============         =========

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                                          2000          1999
                                                     ------------     ---------
   Machinery and equipment                           $  3,265,723     3,674,803
   Furniture and fixtures                               2,587,068     2,048,976
   Leasehold improvements                                 713,301       445,127
   Computers and software                               1,365,077       462,042
                                                     ------------     ---------
                                                        7,931,169     6,630,948
   Less accumulated depreciation and amortization      (4,642,302)   (3,035,780)
                                                     ------------     ---------
   Property and equipment, net                       $  3,288,867     3,595,168
                                                     ============     =========



                                      F-12                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(5)  ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                                       2000           1999
                                                   -------------      ---------
       Wages, vacation and related payroll taxes   $   1,100,503        788,559
       Interest                                               --        303,205
       Professional fees                                 544,416        630,650
       Warranty reserve                                1,622,644        924,928
       Lease buyout                                           --        172,511
       Other                                           2,217,498      2,223,538
                                                   -------------      ---------
       Total accrued expenses                      $   5,485,061      5,043,391
                                                   =============      =========


(6)  NOTES PAYABLE

     The Company had a $20,500,000 credit agreement with a bank which expired September 29, 2000. STPL had issued a nonbinding letter of awareness in connection with this credit agreement. Borrowings under the line of credit bear interest equal to LIBOR or the bank's Quoted Rate plus 1 percent per annum at the time of draw. The interest rates on the borrowings ranged from 6.59% to 7.37% during 2000 and 6.59% to 6.94% on the December 31, 1999 borrowings. At December 31, 1999, outstanding borrowings against the line were $12,920,000, plus accrued interest.

     The Company has arranged for a new line of credit facility with a new bank as of January 15, 2001. The new facility consists of a committed line of $10 million and an uncommitted line of $10 million. This new line will save the Company some interest expenses because the facility fee is based only upon the committed portion of the facility. The replaced facility was all uncommitted and the fee was based on the entire facility.

     At December 31, 2000, there were no outstanding borrowings against the lines of credit.

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

(7)  OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $294,382 and $155,020, respectively, at December 31, 2000 and $289,558 and $132,531, respectively, at December 31, 1999, and is included in property and equipment in the accompanying consolidated balance sheets and is being depreciated over the estimated useful lives of the machinery and equipment.




                                      F-13                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     Payments on capital lease obligations due after December 31, 2000 are as follows:

         2001                                                              $     90,140
         2002                                                                    78,990
         2003                                                                    11,329
         2004                                                                     6,941
         2005                                                                        --
                                                                           ------------
         Total minimum lease payments                                           187,400
         Less amount representing interest at rates of 2.26% to 12.96%          (23,632)
                                                                           ------------
         Present value of minimum lease payments                                163,768
         Less current installments                                              (78,056)
                                                                           ------------
         Capital lease obligations due after one year                      $     85,712
                                                                           ============

(8)  COMMITMENTS

     Rent expense was approximately $1,883,743, $1,790,248 and $517,853 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rentals under leases after December 31, 2000 are as follows:

         2001                                                    $  1,957,829
         2002                                                       1,933,637
         2003                                                       1,906,021
         2004                                                       1,784,999
         2005                                                         945,425
         Thereafter                                                 2,200,983
                                                                 ------------
                                                                 $ 10,728,894
                                                                 ============

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





                                      F-14                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The Company generally has commitments with certain suppliers and subcontract manufacturers to purchase certain components and estimates its non-cancelable obligations to be approximately $5,500,000 at December 31, 2000.

(9)  INCOME TAXES

     Income tax expense (benefit) amounted to ($2,918,735), $85,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively. The actual tax expense (benefit) for these periods differs from the "expected" tax expense for those periods as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                   2000               1999                1998

       Computed "expected" tax expense       $   3,237,436           749,061          (4,943,000)
       State tax expense                           476,094           190,158            (541,000)
       Change in valuation allowance            (7,790,223)       (1,080,360)          5,190,000
       Stock option exercises                    1,044,000                --                  --
       Other adjustments                           113,958           226,141             294,000
                                             -------------        -----------        ------------
                Total                        $  (2,918,735)           85,000                  --
                                             =============        =============      =============

       Components of income tax expense (benefit) for 2000 follows:

                                CURRENT          DEFERRED           TOTAL
                            ------------       ----------        ----------
       2000:
          Federal           $   (273,278)      (2,295,202)       (2,568,480)
          State                   26,550         (376,805)         (350,255)
                            ------------       ----------        ----------
                Total       $   (246,728)      (2,672,007)       (2,918,735)
                            ============       ==========        ==========


     Current federal income tax totaled $85,000 for the year ended December 31, 1999. There was no current or deferred income tax expense for the year ended December 31, 1998.

     Deferred tax assets at December 31 consisted of the following:

                                                                               2000             1999
                                                                          --------------    -------------
       Deferred tax assets:
           Cumulative tax effect of net operating loss carryforwards      $    6,634,448        9,316,187

           Tax credits                                                           165,444          552,846
           Temporary differences                                               3,071,325        3,937,989
           Valuation allowance                                                (6,016,799)     (13,807,022)
                                                                          --------------    -------------
                                                                          $    3,854,418               --
                                                                          ==============    =============





                                      F-15                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a decrease of $7,790,223 and an increase of $1,459,022, respectively. At December 31, 2000, the Company has net operating loss carryforwards of approximately $15,000,000 expiring in various years through 2020, and federal AMT credit of $171,850 for utilization against taxable income/taxes payable of future periods, if any. Management believes that its ability to utilize certain of its net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. During the quarter ended September 2000, the Company evaluated the likelihood that it would utilize a portion of its net operating loss carryforwards. The Company reduced the valuation allowance relating to net operating loss carryforwards it expects to utilize creating a tax benefit of $4.332 million for the quarter ended September 30, 2000. A 100 percent valuation allowance has been recorded against the net deferred tax assets as of December 31, 1999.

(10) SIGNIFICANT CUSTOMERS AND FOREIGN AND DOMESTIC SALES

     During 1999 and 1998, no customers represented greater than 10 percent of net sales. During 2000, one customer represented 12.4% of net sales.

     Our sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2000, 1999 and 1998 follow:

                                            YEARS ENDED DECEMBER 31,
                                    2000          1999             1998
                                 -----------   -----------      -----------
          Asia                           25%           25%               7%
          Africa/Middle East              2             4                8
          Latin America                   3             4                9
          Europe                         13            21               23
          Canada                          1             2                3
                                 -----------   -----------      -----------
          Total foreign                  44            56               50
          Domestic                       56            44               50
                                 -----------   -----------      -----------
                                        100%          100%             100%
                                 ===========   ===========      ===========
          Foreign assets         $   372,000       333,000          385,000
                                 ===========   ===========      ===========

     The Company does not track sales by customer by country. Therefore, this information is not available.

     The Company has two primary product lines: 1) satellite modems and earthstations, and 2) broadcast products. The sales of satellite modems and earthstations accounted for approximately 63.5% of 2000, 54% of 1999, and 75% of 1998 net sales, respectively.

(11) STOCKHOLDERS' EQUITY

     In February 2000, the Company completed an offering of 2,400,000 units, each consisting of one share of common stock and one five-year common stock purchase warrant, plus an additional 360,000 units sold pursuant to the underwriters' over-allotment option, for a total of approximately $16,340,000 cash, net of issuance costs. Each warrant is exercisable to purchase one share of common stock at a price of $8.75, subject to adjustment in certain circumstances, at any time after the warrants are issued until February 7, 2005. Commencing February 7, 2001, the Company may redeem the warrants for $0.01 per warrant upon

                                      F-16                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     no less than 30 days or more than 60 days notice mailed within five days after the closing sales price of the common stock has equaled or exceeded $10.9375 for each of 20 consecutive trading days.

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

(12) EARNINGS (LOSS) PER SHARE

     A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:


                                                                               YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                     2000                1999                 1998
                                                                -------------       -------------        -------------
      Earnings (loss) available to common stockholders          $  12,440,607           2,306,304          (14,537,543)
                                                                =============       =============        =============

      Basic EPS-weighted average shares outstanding                13,972,078           7,111,777            5,931,346
                                                                =============       =============        =============
      Basic earnings (loss) per share:
           Earnings (loss) before extraordinary item            $        0.89                0.30                (2.45)
           Extraordinary item                                           --                   0.02                --
                                                                -------------       -------------        -------------
                   Net earnings (loss)                          $        0.89                0.32                (2.45)
                                                                =============       =============        =============
      Basic EPS-weighted average shares outstanding                13,972,078           7,111,777            5,931,346

      Effect of dilutive securities                                 1,454,219             459,648                   --
                                                                -------------       -------------        -------------

      Dilutive EPS-weighted average shares outstanding             15,426,297           7,571,425            5,931,346
                                                                =============       =============        =============
      Diluted earnings (loss) per share:
           Earnings (loss) before extraordinary item            $        0.81                0.28                (2.45)
           Extraordinary item                                           --                   0.02                --
                                                                -------------       -------------        -------------
                   Net earnings (loss)                          $        0.81                0.30                (2.45)
                                                                =============       =============        =============
      Stock options not included in diluted EPS since
          antidilutive                                              1,452,997                  --              691,559
                                                                =============       =============        =============
      Stock warrants not included in diluted EPS since
          antidilutive                                                781,675                  --                   --
                                                                =============       =============        =============




                                      F-17                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(13) EMPLOYEE BENEFIT PLAN

     We have a qualified contributory 401(k) plan that covers all employees in our Phoenix facility who have attained the age of 18 and are employed at the enrollment date. We provided contributions of $172,957, $85,301 and $31,690, respectively, for the years ended December 31, 2000, 1999 and 1998. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the years ended December 31, 1999 and 1998, we matched up to 1% of the employee's salary. During the year ended December 31, 2000, we matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000.

     We also have a qualified contributory 401(k) plan that covers all full-time employees in our San Diego facility who have been employed continuously for at least 30 days prior to the enrollment date. We provided contributions of $137,702, $143,487 and $30,450 for the years ended December 31, 2000 and
     1999, and the period October 15, 1998 through December 31, 1998, respectively. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. We match $0.35 for every dollar up to 7% of the employee's contribution.

     We also have a qualified contributory 401(k) plan that covers all full-time employees of our subsidiary, Armer Communications Engineering Services, Inc. who have attained the age of 18 and have completed 1,000 hours of service at the enrollment date. During the period beginning December 1, 2000 through December 31, 2000, the Company provided contributions to the plan in the amount of $30,000. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. Company contributions are allocated to the individual accounts of qualified participants in the ratio that each qualifying participant's compensation for the plan year bears to the total compensation of all qualifying participants for the plan year.

     The Company is in the process of establishing a new 401(k) plan for all of the operating facilities. It is anticipated that the new plan will be in effect as of April 1, 2001 and the old plans will be rolled into the new plan.

(14) STOCK OPTIONS

     In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Options Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2000, the Company had 1,316,825 options outstanding at exercise prices ranging from $5.031 to $14.625 per share.

     In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In October 1998, the Company amended the terms of certain stock options pursuant to the Plan to accelerate vesting of the awards, thereby creating a new measurement date and, accordingly, recognized compensation costs

                                      F-18                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     amounting to $1,566,075. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,182,042 options available to purchase shares of common stock.

     At December 31, 2000, the Company had 2,678,266 options outstanding at exercise prices ranging from $2.50 to $14.625 per share. Of the total options, the Company had 288,689 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.72 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $505,413 and $695,433 at December 31, 2000 and 1999, respectively.

     The Company applies APB Opinion 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings
     (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:


                                                                                        YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------------
                                                                              2000                1999                 1998
                                                                         -------------       -------------        -------------
       Net earnings (loss)              As reported                     $     12,440,607     $   2,306,304       (14,537,543)
                                        Pro forma (unaudited)                  5,679,549         1,482,399       (15,293,957)
       Earnings (loss) per share -      As reported                                 .89               .32             (2.45)
           basic                        Pro forma (unaudited)                       .41               .21             (2.58)
       Earnings (loss) per share -      As Reported                                 .81               .30             (2.45)
           diluted                      Pro forma (unaudited)                       .37               .20             (2.58)


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected (increased) over the options' vesting period of three years.

     The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 118 percent - 184 percent, risk free interest rate of 5.27 percent - 6 percent, and expected lives of five years. The per share weighted average fair value of stock options granted under the Plan for the periods ended December 31, 2000, 1999 and 1998 were $10.65, $3.02 and $3.36, respectively, using the
     Black-Scholes option-pricing model and the assumptions listed above.





                                      F-19                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


       A summary of the aforementioned stock plan activity follows:


                                                              WEIGHTED AVERAGE
                                               NUMBER         PRICE PER SHARE
                                               ------         ---------------

      Balance, December 31, 1997               690,665          $   2.50
      Granted                                  553,000              2.89
      Forfeited                                (37,708)             2.50
                                             ---------          --------
      Balance, December 31, 1998             1,205,957              2.68
      Granted                                  857,000              3.60
      Forfeited                               (239,979)             3.45
      Exercised                               (287,772)             2.54
                                             ---------          --------
      Balance, December 31, 1999             1,535,206              3.09
      Granted                                1,626,465             12.27
      Forfeited                               (138,900)             6.58
      Exercised                               (344,505)             3.16
                                             ---------          --------
      Balance, December 31, 2000             2,678,266          $   8.48
                                             =========          ========


     A summary of stock options granted at December 31, 2000 follows:

                                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                 -------------------------------------------------------       ---------------------------
                                                          WEIGHTED-            WEIGHTED-                         WEIGHTED-
                                     NUMBER                AVERAGE              AVERAGE            NUMBER         AVERAGE
              RANGE OF           OUTSTANDING AT           REMAINING            EXERCISE        EXERCISABLE AT    EXERCISE
          EXERCISE PRICES           12/31/00          CONTRACTUAL LIFE           PRICE            12/31/00         PRICE
          ---------------           --------          ----------------           -----            --------         -----
        $      2.50                  288,689              0 years         $        2.50            288,689       $   2.50
        $   2.50 to 3.125            348,002              1 years                  2.90            282,152           2.85
        $   3.00 to 4.1875           459,910              2 years                  3.56            305,285           3.60
        $   5.031 to 14.625        1,581,665              3 years                 12.23            644,475           12.94
                                   ---------                              -------------          ---------       ---------
                                   2,678,266                              $        8.48          1,520,601       $   7.21
                                   =========                              =============          =========       ========


(15) EMPLOYEE STOCK PURCHASE PLAN

     On June 15, 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of our common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general will be 85% of the lower of the fair market value of the common stock on the participant's entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. As of December 31, 2000, 875,772 shares are authorized for issuance under the plan. The Purchase Plan was activated in the first quarter of 2000.





                                      F-20                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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

(17) RELATED PARTY TRANSACTIONS

     Sales to a subsidiary of STPL for the year ended December 31, 1998 was $50,000.

     Sales to Agilis Communication Technologies Pte Ltd (Agilis), an affiliate of ST, amounted to $352,048, $200,000 and $65,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Interest expense on notes payable to affiliates was $0, $765,914 and $581,000 for the years ended December 31, 2000, 1999 and 1998, respectively, of which $0 and $0 were included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.

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

(19) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowance for doubtful accounts and inventory obsolescence reserve for the years ended December 31, 2000, 1999 and 1998 follows:

                                                   BALANCE AT                   CHARGED TO                     BALANCE AT
                                                   BEGINNING                     OTHER                        END OF YEAR
                                                    OF YEAR     ADDITIONS       ACCOUNTS       DEDUCTIONS
                                                  -----------  -----------     -----------     -----------    -----------
      Allowances for doubtful receivables:
         Years ended December 31:
           2000                                   $   791,746      293,033              --         69,966      1,014,813
                                                  ===========  ===========     ===========     ===========    ===========

           1999                                   $   632,815      175,000              --         16,069        791,746
                                                  ===========  ===========     ===========     ===========    ===========

           1998                                   $    15,000      155,000         462,815*            --        632,815
                                                  ===========  ===========     ===========     ===========    ===========



                                      F-21                           (Continued)

                              RADYNE COMSTREAM INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999




                                                      BALANCE AT                     CHARGED TO
                                                      BEGINNING                         OTHER                         BALANCE AT
                                                       OF YEAR       ADDITIONS        ACCOUNTS       DEDUCTIONS        END OF YEAR
                                                       -------       ---------        --------       ----------        -----------
      Reserve for inventory obsolescence:
         Years ended December 31:
           2000                                   $  1,799,229        5,723,647              --        3,929,027        3,593,849
                                                  ==============     ==========         ========        ========        ==========

           1999                                   $  1,551,469          420,162              --          172,402        1,799,229
                                                  ==============     ==========         ========        ========        ==========

           1998                                   $    291,000        1,260,469              --               --        1,551,469
                                                  ==============     ==========         ========        ========        ==========



* Balance represents allowance acquired during purchase of ComStream Holdings, Inc.

(20) QUARTERLY FINANCIAL DATA - UNAUDITED

     A summary of the quarterly data for the years ended December 31, 2000 and 1999 follows (in thousands):

                                                     FIRST          SECOND          THIRD          FOURTH
                                                    QUARTER         QUARTER        QUARTER         QUARTER          TOTAL
                                                    -------         -------        -------         -------          -----
      2000:
         Total revenues                           $  16,752          17,921         17,334          18,100          70,107
                                                  =========          ======         ======          ======          ======
         Gross profit                             $   7,381           8,388          7,832           8,226          31,827
                                                  =========          ======         ======          ======          ======
         Operating expenses                       $   6,333           5,982          5,621           4,954          22,890
                                                  =========          ======         ======          ======          ======
         Earnings from operations                 $   1,461           2,442          2,211           2,823           8,937
                                                  =========          ======         ======          ======          ======
         Net earnings                             $   1,392           2,486          6,565           1,998          12,441
                                                  =========          ======         ======          ======          ======
         Basic earnings per share                 $     .11             .17            .45             .16             .89
                                                  =========          ======         ======          ======          ======
         Diluted earnings per share               $     .10             .15            .41             .14             .81
                                                  =========          ======         ======          ======          ======
      1999:
         Total revenues                           $  12,319          12,944         13,999          16,578          55,840
                                                  =========          ======         ======          ======          ======
         Gross profit                             $   5,546           5,921          6,704           7,698          25,869
                                                  =========          ======         ======          ======          ======
         Operating expenses                       $   5,308           4,956          5,605           5,963          21,832
                                                  =========          ======         ======          ======          ======
         Earnings from operations                 $     238             965          1,099           1,735           4,037
                                                  =========          ======         ======          ======          ======
         Net earnings (loss)                      $    (317)            422            809           1,392           2,306
                                                  =========          ======         ======          ======          ======
         Basic earnings (loss) per share          $    (.05)            .07            .13             .13             .32
                                                  =========          ======         ======          ======          ======
         Diluted earnings (loss) per share        $    (.05)            .06            .13             .13             .30
                                                  =========          ======         ======          ======          ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         See our report on Form 8-K/A, filed on July 31, 1998.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information regarding directors and executive officers of the Company is set forth under the captions "Elections of Directors" and "Executive Officers and Compensation" in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") incorporated by reference into this Form 10-K, which has been filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000. The "Compensation Committee Report on Executive Compensation," the "Report of the Audit Committee" and the "Stock Price Performance Graph" contained in the 2001 Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

         Information regarding director and executive compensation is set forth under the captions "Election of Directors" and "Executive Officers and Compensation" in the 2001 Proxy Statement, which information is incorporated by reference in this Form 10-K, which has been filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000. The "Compensation Committee Report on Executive Compensation," the "Report of the Audit Committee" and the "Stock Price Performance Graph" contained in the 2001 Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Principal Stockholders and Management" in the 2001 Proxy Statement incorporated by reference in this Form 10-K, which has been filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement incorporated by reference in this Form 10-K, which has been filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) The following consolidated financial statements of Radyne ComStream Inc. and subsidiaries are included in Part II, Item 8:

         Independent Auditors' Reports
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements

         (a)(2) All financial statement schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements or notes thereto or otherwise in this Form 10-K report.

         (a)(3) The following exhibits are included in this Form 10-K report:

                                     EXHIBIT

         NO.
         ---
         2.1(1)          Stock Purchase Agreement dated August 28, 1998 between
                         Spar Aerospace Limited and Radyne Corp.

         3.1(2)          Restated Certificate of Incorporation

         3.2(3)          By-Laws, as amended and restated

         10.1(4)         1996 Incentive Stock Option Plan

         10.2(5)         1999 Employee Stock Purchase Plan

         10.3(6)         2000 Long-Term Incentive Plan

         10.4(7)         Employment Agreement with Robert C. Fitting (Radyne
                         Termsheet)

         10.5(8)         Lease between ADI Communication Partners, L.P. and
                         ComStream dated April 23, 1997

         10.6(8)         First Amendment to lease between ADI Communication
                         Partners L.P. and ComStream dated July 16, 1997

         10.7(8)         Second Amendment to Lease between Kilroy Realty, L.P.
                         and ComStream dated November 18, 1998

         10.8(8) Indemnity Agreement between Pacific Bell Corporation and ComStream dated November 18, 1998

         10.9(8)         Letter Agreement between Spar and Radyne Corp. dated
                         November 18, 1998

         10.10(9)        Lease for facility in Phoenix, Arizona

         10.11(10)       Amendment to 1996 Incentive Stock Option Plan

         10.12(11)       Uncommitted Line of Credit Facility Letter Agreement,
                         dated as of May 18, 1998, and amended as of September
                         28, 1998 and September 30, 1999

         10.13(11)       Stock Purchase Loan Agreement executed by Robert
                         Fitting, dated October 8, 1999

         10.14(11)       Promissory Note executed by Robert Fitting, dated
                         October 8, 1999 in the amount of $200,000

         10.15(11)       Stock Purchase Loan Agreement executed by Garry Kline,
                         dated October 8, 1999

         10.16(11)       Promissory Note executed by Garry Kline, dated October
                         11, 1999 in the amount of $50,000

         10.17(11)       Stock Purchase Loan Agreement executed by Steven
                         Eymann, dated November 11, 1999

         10.18(11)       Promissory Note executed by Steven Eymann, dated
                         November 1, 1999 in the amount of $100,000

         10.19(11)       General Release and Settlement Agreement between Spar
                         Aerospace Limited and Radyne ComStream Inc. dated
                         September 29, 1999

         21.1            Subsidiaries of the Registrant

         23.1            Consent of KPMG LLP

         99.1            Cautionary Statement Regarding Forward-Looking
                         Statements and Risk Factors

- ----------
         (1) Incorporated by reference from Registrant's Form 8-K filed on August 28, 1998.

         (2) Incorporated by reference from exhibit 3.1 to Registrant's description of capital stock on Form 8-A12G, filed on July 13, 2000.

         (3) Incorporated by reference from exhibit 3.2 to Registrant's description of capital stock on Form 8-A12G, filed on July 13, 2000.

         (4) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

         (5) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

         (6) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

         (7) Incorporated by reference from Registrant's amended Registrant Statement on Form S-1, dated May 8, 1997 and declared effective on May 12, 1997 (File No. 333-18811).

         (8) Incorporated by reference from Registrant's Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

         (9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         (10) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

         (11) Incorporated by reference from Registrant's amended Registration Statement on Form S-2, dated and declared effective on February 7, 2000 (File No. 333-90731).

         (b) Registrant filed the following reports on Form 8-K during the period of October 1 through December 31, 2000:

         Current Report on Form 8-K dated December 20, 2000, under Item 5 for a press release concerning the Registrant's acquisition of Armer Communications Engineering Services, Inc.

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

Dated: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                               TITLE                              DATE
          ----                               -----                              ----

/s/ Lim Ming Seong              Chairman of the Board of Directors         March 30, 2001
- ---------------------------
Lim Ming Seong


/s/ Robert C. Fitting           Chief Executive Officer and Director       March 30, 2001
- ---------------------------
Robert C. Fitting


/s/ Brian J. Duggan             Chief Operations Officer and President     March 30, 2001
- ---------------------------
Brian J. Duggan


/s/ Garry D. Kline              Vice President, Finance                    March 30, 2001
- ---------------------------
Garry D. Kline                  (Principal Financial and
                                 Accounting Officer)

/s/ C.J. Waylan                 Director                                   March 30, 2001
- ---------------------------
C.J. Waylan


/s/ Lee Yip Loi                 Director                                   March 30, 2001
- ---------------------------
Lee Yip Loi


/s/ Dennis Elliott              Director                                    March 30, 2001
- ---------------------------
Dennis Elliott


/s/ Tang Kum Chuen              Director                                   March 30, 2001
- ---------------------------
Tang Kum Chuen

                                INDEX TO EXHIBITS

         NO.
         ---
         2.1(1)          Stock Purchase Agreement dated August 28, 1998 between
                         Spar Aerospace Limited and Radyne Corp.

         3.1(2)          Restated Certificate of Incorporation

         3.2(3)          By-Laws, as amended and restated

         10.1(4)         1996 Incentive Stock Option Plan

         10.2(5)         1999 Employee Stock Purchase Plan

         10.3(6)         2000 Long-Term Incentive Plan

         10.4(7)         Employment Agreement with Robert C. Fitting (Radyne
                         Termsheet)

         10.5(8)         Lease between ADI Communication Partners, L.P. and
                         ComStream dated April 23, 1997

         10.6(8)         First Amendment to lease between ADI Communication
                         Partners L.P. and ComStream dated July 16, 1997

         10.7(8)         Second Amendment to Lease between Kilroy Realty, L.P.
                         and ComStream dated November 18, 1998

         10.8(8) Indemnity Agreement between Pacific Bell Corporation and ComStream dated November 18, 1998

         10.9(8)         Letter Agreement between Spar and Radyne Corp. dated
                         November 18, 1998

         10.10(9)        Lease for facility in Phoenix, Arizona

         10.11(10)       Amendment to 1996 Incentive Stock Option Plan

         10.12(11)       Uncommitted Line of Credit Facility Letter Agreement,
                         dated as of May 18, 1998, and amended as of September
                         28, 1998 and September 30, 1999

         10.13(11)       Stock Purchase Loan Agreement executed by Robert
                         Fitting, dated October 8, 1999

         10.14(11)       Promissory Note executed by Robert Fitting, dated
                         October 8, 1999 in the amount of $200,000

         10.15(11)       Stock Purchase Loan Agreement executed by Garry Kline,
                         dated October 8, 1999

         10.16(11)       Promissory Note executed by Garry Kline, dated October
                         11, 1999 in the amount of $50,000

         10.17(11)       Stock Purchase Loan Agreement executed by Steven
                         Eymann, dated November 11, 1999

         10.18(11)       Promissory Note executed by Steven Eymann, dated
                         November 1, 1999 in the amount of $100,000

         10.19(11)       General Release and Settlement Agreement between Spar
                         Aerospace Limited and Radyne ComStream Inc. dated
                         September 29, 1999

         21.1            Subsidiaries of the Registrant

         23.1            Consent of KPMG LLP

         99.1            Cautionary Statement Regarding Forward-Looking
                         Statements and Risk Factors

- ----------
         (1) Incorporated by reference from Registrant's Form 8-K filed on August 28, 1998.

         (2) Incorporated by reference from exhibit 3.1 to Registrant's description of capital stock on Form 8-A12G, filed on July 13, 2000.

         (3) Incorporated by reference from exhibit 3.2 to Registrant's description of capital stock on Form 8-A12G, filed on July 13, 2000.

         (4) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

         (5) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

         (6) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

         (7) Incorporated by reference from Registrant's amended Registrant Statement on Form S-1, dated May 8, 1997 and declared effective on May 12, 1997 (File No. 333-18811).

         (8) Incorporated by reference from Registrant's Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

         (9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         (10) Incorporated by reference from Registrant's Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

         (11) Incorporated by reference from Registrant's amended Registration Statement on Form S-2, dated and declared effective on February 7, 2000 (File No. 333-90731).

         (b) Registrant filed the following reports on Form 8-K during the period of October 1 through December 31, 2000:

         Current Report on Form 8-K dated December 20, 2000, under Item 5 for a press release concerning the Registrant's acquisition of Armer Communications Engineering Services, Inc.