Form 10-Q
period 2001-03-31
RADYNE COMSTREAM INC
filed 2001-05-14
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2001.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11685

RADYNE COMSTREAM INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

11-2569467
(IRS EMPLOYER IDENTIFICATION NO.)

3138 East Elwood Street, Phoenix, AZ 85034
(Address of principal executive offices)

602-437-9620
(Registrant’s Telephone number)

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

YES    X    NO

      The registrant had 14,890,336 shares of its common stock, par value $.001, outstanding as of March 31, 2001.

PART I — FINANCIAL INFORMATION
RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1

	March 31, 2001	December 31, 2000
	Unaudited	Audited

Assets

Current assets:

Cash & cash equivalents	$14,667,780	$16,244,591

Accounts receivable — trade, net of allowance for doubtful accounts	11,089,277	11,019,149

Inventories, net	13,625,674	11,330,565

Prepaid expenses	696,134	670,726

Deferred tax assets	3,548,119	3,854,418

Total current assets	43,626,984	43,119,449

Property and equipment, net	3,339,703	3,288,867

Other assets:

Purchased technology, net of accumulated amortization of $1,005,000 and $905,000, respectively	1,495,000	1,595,000

Goodwill, net of accumulated amortization of $527,175 and $442,748, respectively	3,215,109	3,299,536

Non-compete covenants, net of accumulated amortization of $83,332 and $20,833 respectively	416,668	479,167

Deposits and other	59,418	61,526

Total other assets	5,186,195	5,435,229

	$52,152,882	$51,843,545

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	$78,445	$78,056

Accounts payable, trade	2,867,514	2,225,363

Accrued expenses	4,236,181	5,485,061

Customer advance payments	775,480	1,192,235

Taxes payable	278,900	280,000

Total current liabilities	8,236,520	9,260,715

Deferred rent	166,074	178,190

Obligations under capital leases, excluding current installments	81,182	85,712

Accrued stock option compensation	501,809	505,413

Total liabilities	8,985,585	10,030,030

Stockholders’ equity:

Preferred Stock, $.001 par value, 10,000,000 shares authorized; shares issued and outstanding: 0 at March 31, 2001 and December 31, 2000	—	—

Common Stock, $.001 par value, 50,000,000 shares authorized; shares issued and outstanding: 14,890,336 at March 31, 2001 and 14,822,820 at December 31, 2000	14,891	14,823

Additional paid-in capital	49,536,855	49,249,999

Deferred compensation	(613,842)	(844,032)

Accumulated deficit	(5,751,687)	(6,607,275)

Foreign currency translation adjustment	(18,920)	—

Total stockholders’ equity	43,167,297	41,813,515

	$52,152,882	$51,843,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Radyne ComStream Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000

Net sales	$15,998,637	$16,752,174

Cost of sales	9,388,073	8,921,518

Gross profit	6,610,564	7,830,656

Operating expenses:

Selling, general and administrative	3,324,949	4,158,423

Research and development	2,209,723	2,174,172

Total operating expenses	5,534,672	6,332,595

Earnings from operations	1,075,892	1,498,061

Other income/expense:

Interest expense	7,575	218,520

Other income	247,408	141,777

Earnings before income taxes	1,315,725	1,421,318

Income taxes	460,137	29,000

Net earnings	$855,588	$1,392,318

Basic net earnings per share	$0.06	$0.11

Diluted net earnings per share	$0.06	$0.10

Weighted average number of common shares outstanding — basic	14,884,732	12,458,322

Weighted average number of common shares outstanding — diluted	15,501,639	14,274,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2001	March 31, 2000

Cash flows from operating activities:

Net earnings	$855,588	$1,392,318

Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:

Loss on disposal of assets	—	28,073

Depreciation and amortization	855,627	619,882

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(70,128)	(1,040,756)

Other receivables	—	(14,489)

Inventories	(2,295,109)	(1,667,824)

Prepaid expenses	(25,408)	406,506

Deposits and other	2,108	88,957

Deferred tax assets	306,299	—

Accounts payable, trade	642,151	613,248

Accrued expenses	(1,248,880)	373,190

Customer advances	(416,755)	2,226,793

Taxes payable	(1,100)	21,864

Deferred rent	(12,116)	—

Accrued stock option compensation	(3,604)	(127,263)

Net cash provided by (used in) operating activities	(1,411,327)	2,920,499

Cash flows from investing activities:

Capital expenditures	(429,347)	(347,458)

Net cash used in investing activities	(429,347)	(347,458)

Cash flows from financing activities:

Payments on note payable	—	(7,420,000)

Net proceeds from sale of common stock through employee stock purchase plan	252,517	—

Net proceeds from exercise of stock options and warrants	34,407	4,597,028

Net proceeds from sale of common stock	—	17,301,500

Principal payments on capital lease obligations	(4,141)	(42,437)

Net cash provided by financing activities	282,783	14,436,091

Effects of exchange rate changes on cash and cash equivalents	(18,920)	—

Net increase (decrease) in cash	(1,576,811)	17,009,132

Cash and cash equivalents, beginning of year	16,244,591	2,947,660

Cash and cash equivalents, end of period	$14,667,780	$19,956,792

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,575	$477,951

Cash paid for taxes	$1,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Consolidated Financial Statements
(Information for March 31, 2001 and March 31, 2000 is unaudited)

1	Organization and Acquisition

      Radyne ComStream Inc. (the Company) has operations in Phoenix and Chandler, Arizona and in San Diego, California. The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data over satellite, microwave and cable communication networks. During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001.

      ComStream Holdings, Inc. (ComStream), a major subsidiary acquired in 1998, operates primarily in North America in the satellite communications industry. ComStream designs, markets and manufacturers satellite interactive modems and earth stations. Additionally, ComStream manufactures and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card which is an Internet and high-speed data networking product.

      Description of Acquisitions

      On December 8, 2000, the Company completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. (“Armer”) for an aggregate purchase price of $1,926,940 million consisting of $1,200,000 million in cash and 130,680 shares of common stock of the Company. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in the integration and installation of ground segment equipment and networks for a wide range of satellite-based telecommunications systems and applications. This acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,943,892 and has been recorded as goodwill, which is being amortized on a straight-line basis over twelve years.

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

      On April 19, 2001, Tiernan Radyne ComStream Inc. (“TRC”), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (“TCI”) through a private foreclosure sale relating to a secured note TRC had purchased for $3.9 million in cash. Product lines acquired include standard digital TV encoders, high definition TV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition is to be recorded in accordance with the “purchase method” of accounting.

2	Summary of Significant Accounting Policies

(a)	Basis of Presentation

      The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000.

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

(h)	Intangible Assets

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired in the ComStream acquisition, is amortized on a straight-line basis over ten years. Goodwill acquired as a result of the purchase of Armer is being amortized on a straight-line basis over 12 years. Covenants not to compete are being amortized on a straight-line basis over the contractual term of the covenants of three years.

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

      The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. The Company accrues estimated warranty costs for potential product liability and warranty claims based on claim experience. Such costs are accrued as cost of sales at the time revenue is recognized.

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

      Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally accounts receivable. The Company maintains ongoing credit evaluations of our customers and generally does not require collateral. The Company provides reserves for potential credit losses and such losses have not exceeded management’s expectations.

(o)	Net Earnings Per Share

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

      Management has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

(r)	Segment Reporting

      The Company has only one operating business segment: the design, manufacture, sale and installation of equipment for satellite, microwave and cable communications networks.

3	Inventories

	March 31, 2001	December 31, 2000

Inventories consist of the following:

Raw materials and components	$6,630,557	$9,593,022

Work in process	5,818,002	3,959,419

Finished goods	2,302,938	1,371,973

	14,751,497	14,924,414

Obsolescence reserve	(1,125,823)	(3,593,849)

Total	$13,625,674	$11,330,565

4	Property and Equipment

	March 31, 2001	December 31, 2000

Property and equipment consist of the following:

Machinery and equipment	$3,258,718	$3,265,723

Furniture and fixtures	2,868,600	2,587,068

Leasehold improvements	846,973	713,301

Computers and software	1,375,918	1,365,077

	8,350,209	7,931,169

Less accumulated depreciation & amortization	(5,010,506)	(4,642,302)

Total	$3,339,703	$3,288,867

5	Accrued Expenses

	March 31, 2001	December 31, 2000

Accrued expenses consist of the following:

Wages and related payroll taxes	$1,268,608	$1,100,503

Professional fees	358,750	544,416

Warranty reserve	1,405,095	1,622,644

Other	1,203,728	2,217,498

Total	$4,236,181	$5,485,061

6	Earnings/ Per Share

      A summary of the reconciliation from basic earnings per share to diluted earnings per share follows:

	Quarter ended
	March 31,

	2001	2000

Earnings available to common stockholders	$855,588	$1,392,318

Basic EPS-weighted average shares outstanding	14,884,732	12,458,322

Basic earnings per share	$0.06	$0.11

Basic EPS-weighted average shares outstanding	14,884,732	12,458,322

Effect of dilutive securities	616,907	1,816,179

Dilutive EPS-weighted average shares outstanding	15,501,639	14,274,501

Diluted earnings per share	$0.06	$0.10

Stock options not included in diluted EPS since antidilutive	—	—

7	Concentrations of Risk

      For the three months ended March 31, 2001 one customer accounted for 16.9% of the Company’s revenues. Outstanding receivables from this customer were $2,186,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company’s 2000 Annual Report on Form 10-K.

      Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) the anticipated reversal of declining bookings, (ii) continuing market share gains, (iii) anticipated increases in the levels of business, (iv) expansion of current product lines to address new markets and customer requirements, (v) anticipated increases in sales volume resulting in corresponding decreases in inventory, and (vi) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

      Forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of Radyne ComStream to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect Radyne ComStream’s results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	Radyne ComStream’s level of success in effectuating its strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	other factors to which this report refers or to which the Company’s 2000 Annual Report on Form 10-K refers.

•	Other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

      In addition, the foregoing factors may affect generally Radyne ComStream’s business, results of operations and financial position.

      Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.

Results of Operations

      Results of operations for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000, were as follows:

      Net sales decreased 4.5% to $15,999,000 during the period ended March 31, 2001 from $16,752,000 during the period ended March 31, 2000 due to several factors. As a result of a downturn in current market conditions in the telecommunications industry, we have experienced a decline in bookings during the current quarter compared to the first quarter of 2000. While we have realized success in introducing our new product lines into the market, bookings for our existing core product lines have decreased as the industry attempts to reduce overall inventory levels. We anticipate that this trend will reverse when this inventory reduction is achieved and market conditions improve. Because bookings for our new product lines did not immediately translate into sales, our legacy products continued to represent a majority of our total revenue. Although our overall bookings decreased, our marketing and business development teams continue to penetrate new markets and gain access to new customers in the markets where we already have a presence. We believe we continue to gain market share despite the current economic downturn.

      Cost of sales as a percentage of net sales increased to 58.7% during the three month period ended March 31, 2001 from 53.3% during the three month period ended March 31, 2000. This increase is primarily due to the decrease in sales compared to the prior period, which resulted in an increase in overhead costs as a percentage of total costs, because of under utilization and lower absorption of fixed costs. In addition, a larger portion of our business is related to the integration and installation of equipment, which typically has lower margins than we achieve from the sale of equipment.

      Selling, general and administrative costs decreased 20% to $3,325,000 (21% of sales) during the three month period ended March 31, 2001 from $4,158,000 (25% of sales) during the three month period ended March 31, 2000. Our selling expenses were lower as a result of our lower sales volume, which is the primary reason for the decrease in selling, general and administrative costs between the respective periods. We expect SG&A expenses to increase in the near future as we increase our business volume.

      Research and development expenditures increased 2% to $2,210,000 (14% of sales) during the three month period ended March 31, 2001 from $2,174,000 (13% of sales) during the three month period ended March 31, 2000. These expenditures fluctuate from period to period depending on the staging of on-going projects. As we have mentioned in recent press releases, the Company has released two new products to the market over the last 90 days. Our new MM-200 is a microwave/cable product that allows users the ability to transmit analog data at speeds up to 200 Megabits per second. We have received approximately $2.1 million in orders for this product to date. And our new IPSAT Plus Internet over satellite product provides a TDMA return channel for true 2-way Internet access at very high speeds. Our “Demandwidth” technology provides for dynamic bandwidth allocation, which will allow unused portions of the available bandwidth to be utilized by ISP/POPs that are busy. In future periods, we anticipate research and development expenditures will remain high and even increase as we expand current product lines to address new markets and customer requirements.

      Interest expense decreased to $8,000 and interest income increased to $247,000 in the three month period ended March 31, 2001 from $219,000 and $142,000, respectively, in the three month period ended March 31, 2000. This was the result of the company paying off loans and increasing its average cash levels in large part from a public offering in the first quarter of 2000.

      New-orders-booked (Bookings) decreased by 41% to $11,947,000 for the three month period ended March 31, 2001 from $20,245,000 during the three month period ended March 31, 2000. Bookings decreased primarily due to the above-mentioned downturn in market conditions, which generated lower volumes of bookings in our standard product lines. In addition, we booked a greater number of significant orders in the first quarter of 2000, than is typical for us.

      Backlog (the level of unfilled-orders-to-ship) decreased 30% to $13,005,000 at March 31, 2001 from $18,555,000 at March 31, 2000 as a result of the low volume of bookings.

Liquidity and Capital Resources

      Working capital was $35,390,000 at March 31, 2001, an increase in working capital of $1,532,000 from $33,858,000 at December 31, 2000. This increase is primarily attributed to an increase in inventory of approximately $2,295,000 during the first three months of the current period. The greater inventory resulted from the lower sales volumes. However, we expect this trend to reverse. In addition, accrued expenses and customer advance payments decreased by approximately $1,249,000 and $417,000 respectively, as discussed below. These increases to working capital were partially offset by an increase in accounts payable of $642,000 and a reduction in our cash balance of $1,577,000 during the three months ended March 31, 2001. Accounts payable changed due to normal fluctuations between periods. The reduction in cash is discussed below.

      Net cash used in operating activities was $1,411,000 for the three month period ended March 31, 2001, as compared to $2,920,000 provided by the three months ended March 31, 2000. This decrease is primarily attributed to the decrease in customer advance payments of $417,000 in the current period compared to an increase of $2,227,000 in the first quarter of 2000. The change is primarily the result of one advance payment of approximately $1,300,000 received during the three months ended March 31, 2000 (and subsequently used) in addition to normal fluctuations in the account between periods. In addition, accrued liabilities decreased $1,249,000 during the current period compared to an increase of $373,000 during the first quarter of 2000. This decrease is the result of a reduction in accrued bonuses and commissions during the current period compared to the same period in 2000. Accounts receivable increased by $70,000 during the three months ended March 31, 2001 compared to an increase of $1,041,000 during the three months ended March 31, 2000. This change is the result of higher sales volumes in the first quarter of 2000 compared to the first quarter of 2001. Inventory increased by approximately $2,295,000 during the current period compared to an increase of $1,668,000 during the prior period reflecting lower sales volume. Deferred tax assets decreased by $306,000 during the current period as a result of current period income tax expense. There was no such asset recorded at March 31, 2000.

      Cash used in investing activities consisted of additions to property and equipment of $429,000 during the three month period ended March 31, 2001, as compared to additions of $347,000 during the three month period ended March 31, 2000.

      Net cash provided by financing activities decreased to $264,000 from $14,436,000 for the three month periods ended March 31, 2001 and March 31, 2000, respectively. This decrease is primarily attributed to our public offering in the first quarter of 2000, which provided net proceeds of $17,301,500. The company also received $4,597,000 in additional proceeds from the exercise of employee stock options and stock warrants during the first quarter of 2000. These activities were offset by the repayment of $7,420,000 on our line of credit during the three month period ended March 31, 2000. During the three month period ended March 31, 2001, cash provided by financing activities primarily consisted of proceeds received from the exercise of employee stock options and the Company’s employee stock purchase plan which provided proceeds of $34,000 and $253,000, respectively.

      As a result of the foregoing, our cash balances decreased by $1,577,000 during the three month period ended March 31, 2001, compared to an increase in cash balances of $17,009,000 during the three month period ended March 31, 2000.

      Management believes that its, cash on hand, and cash from operations will be sufficient to fund its planned future operations and capital requirements for the next twelve months. In addition, the Company has replaced its previous “uncommitted” line of credit for $20,000,000 with a committed line of credit in the amount of $10,000,000 and an uncommitted line of credit of $10,000,000. There were no balances due on this line of credit as of March 31, 2001.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of March 31, 2001, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of $147,000, which is immaterial to our consolidated financial statements.

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

      There were no matters which security holders voted on during the three month period ended March 31, 2001.

Item 5 — Exhibits and Reports on Form 8-K

(a)	Exhibit	Description
	3.1*	Certificate of Incorporation

	3.2**	Bylaws

*	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

**	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(b)	Registrant did not file any reports on Form 8-K during the period of January 1, 2001 through March 31, 2001.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 11, 2001	RADYNE COMSTREAM INC.

By: /s/ Robert C. Fitting
Robert C. Fitting Chief Executive Officer and President

By: /s/ Garry D. Kline
Garry D. Kline Vice President, Finance (Chief Financial Officer and Accounting Officer)