Form 10-Q
period 2001-06-30
RADYNE COMSTREAM INC
filed 2001-08-14
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2001.

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

YES          NO

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES          NO

     The registrant had 14,979,338 shares of its common stock, par value $.001, outstanding as of August 5, 2001.

PART I — FINANCIAL INFORMATION
RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1

	June 30, 2001	December 31, 2000
	Unaudited	Audited

Assets

Current assets:

Cash & cash equivalents	$10,214,590	$16,244,591

Accounts receivable —trade, net of allowance for doubtful accounts	11,382,282	11,019,149

Inventories, net	18,348,222	11,330,565

Prepaid expenses	687,154	670,726

Deferred tax asset	3,222,058	3,854,418

Total current assets	43,854,306	43,119,449

Property and equipment, net	4,099,747	3,288,867

Other assets:

Purchased technology, net of accumulated amortization of $1,105,000 and $905,000, respectively	1,395,000	1,595,000

Goodwill, net of accumulated amortization of $645,388 and $442,748, respectively	4,182,897	3,299,536

Non-compete covenants, net of accumulated amortization of $145,831 and $20,833, respectively	354,169	479,167

Deposits and other	59,418	61,526

Total other assets	5,991,484	5,435,229

	$53,945,537	$51,843,545

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	77,861	78,056

Accounts payable, trade	3,238,036	2,225,363

Accrued expenses	4,792,698	5,485,061

Customer advances	1,026,603	1,192,235

Taxes Payable	278,900	280,000

Total Current Liabilities	9,414,098	9,260,715

Deferred rent	153,652	178,190

Obligations under capital leases, excluding current installments	77,523	85,712

Accrued stock option compensation	501,809	505,413

Total Liabilities	10,147,082	10,030,030

Stockholders’ equity:

Preferred Stock, $.001 par value, 10,000,000 shares authorized; shares issued and outstanding, 0 at June 30, 2001 and December 31, 2000.	—	—

Common Stock, $.001 par value, 50,000,000 shares authorized; shares issued and outstanding 14,917,086 at June 30, 2001 and 14,822,820 at December 31, 2000.	14,918	14,823

Additional Paid-In Capital	45,645,177	49,249,999

Deferred compensation	(383,652)	(844,032)

Accumulated deficit	(5,459,068)	(6,607,275)

Foreign currency translation adjustment	(18,920)	—

Total stockholders’ equity	43,798,455	41,813,515

	$53,945,537	$51,843,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net sales	$16,464,784	$17,920,824	$32,463,421	$34,672,998

Cost of sales	8,749,673	9,532,974	18,137,746	18,454,492

Gross profit	7,715,111	8,387,850	14,325,675	16,218,506

Operating expenses:

Selling, general and administrative	4,256,205	3,571,533	7,581,154	7,729,956

Research and development	2,972,076	2,410,953	5,181,799	4,585,125

Total operating expenses	7,228,281	5,982,486	12,762,953	12,315,081

Earnings from operations	486,830	2,405,364	1,562,722	3,903,425

Other (income) expense:

Interest expense	12,544	165,409	20,119	383,929

Other (income)	(116,744)	(295,546)	(364,152)	(437,323)

Earnings before income taxes	591,030	2,535,501	1,906,755	3,956,819

Income taxes	298,411	49,176	758,547	78,176

Net earnings	$292,619	$2,486,325	$1,148,208	$3,878,643

Basic net earnings per common share	$0.02	$0.17	$0.08	$0.29

Diluted net earnings per common share	$0.02	$0.15	$0.07	$0.25

Weighted average shares used in computation

Basic	14,904,573	14,342,733	14,894,707	13,400,527

Weighted average shares used in computation

Diluted	15,451,914	16,310,365	15,476,831	15,292,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net earnings	$1,148,208	$3,878,643

Adjustments to reconcile net earnings to cash flows provided by (used in)

Operating activities:

Loss on disposal of assets	—	30,307

Depreciation and amortization	1,750,167	1,176,196

Increase (decrease) in cash resulting from changes in:

Accounts receivable	998,866	287,694

Inventories	(5,630,657)	(3,146,022)

Deferred assets	632,360	—

Prepaid expenses	(16,428)	419,854

Deposits and other	2,108	147,214

Accounts payable, trade	1,012,673	(68,392)

Accrued expenses	(1,057,363)	1,299,637

Customer advances	(200,632)	1,495,105

Taxes payable	(1,100)	(36,960)

Deferred rent	(24,538)	—

Accrued stock option compensation	(3,604)	(142,812)

Net cash provided by (used in) operating activities	(1,389,940)	5,340,464

Cash flows from investing activities:

Capital expenditures	(927,030)	(608,015)

Acquisition, net of cash acquired	(4,081,000)	—

Net cash used in investing activities	(5,008,030)	(608,015)

Cash flows from financing activities:

Payments on notes payable under line of credit	—	(7,420,000)

Net proceeds from exercise of stock options	142,756	839,114

Net proceeds from sale of common stock through employee stock purchase plan	252,517	—

Net proceeds from sale of common stock	—	21,746,944

Principal payments on capital lease obligations	(8,384)	(50,031)

Net cash provided by financing activities	386,889	15,116,027

Effects of exchange rate changes on cash and cash equivalents	(18,920)	—

Net increase (decrease) in cash	(6,030,001)	19,848,476

Cash and cash equivalents, beginning of year	16,244,591	2,947,660

Cash and cash equivalents, end of period	$10,214,590	$22,796,136

Supplemental disclosure of cash flow information:

Cash paid for interest	$20,119	$541,857

Cash paid for taxes	$1,100	$108,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Consolidated Financial Statements

(Information for June 30, 2001 and June 30, 2000 is unaudited)

1 Organization and Acquisition

     Radyne ComStream Inc. (the “Company”) has operations in Phoenix and Chandler, Arizona and in San Diego, California. The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data over satellite, microwave and cable communication networks. During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001.

     ComStream Holdings, Inc., a major subsidiary acquired in 1998, (ComStream) operates primarily in North America in the satellite communications industry. ComStream designs, markets and manufacturers satellite interactive modems and earth stations. Additionally, ComStream manufactures and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card, which is an Internet and high-speed data-networking product.

     Description of Acquisitions

     On December 8, 2000, the Company completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. (“Armer”) for an aggregate purchase price of $1,926,940 consisting of $1,200,000 in cash and 130,680 shares of common stock of the Company. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in the integration and installation of ground segment equipment and networks for a wide range of satellite-based telecommunications systems and applications. This acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $1,943,892 and has been recorded as goodwill, which is being amortized on a straight-line basis over twelve years.

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

     On April 18, 2001, Tiernan Radyne ComStream Inc. (“TRC”), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (“TCI”) through a private foreclosure sale relating to a secured note TRC had purchased for $3.9 million in cash. Product lines acquired include standard digital TV encoders, high definition TV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition was recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and certain liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,086,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition of Tiernan had taken place on January 1, 2001. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 2001.

(Unaudited)
Six months ended
June 30, 2001

Net sales	$35,251,000

Operating expenses	15,336,000

Net income	65,000

Net income per share, basic and diluted	.004

2 Summary of Significant Accounting Policies

(a)	Basis of Presentation

The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of June 30, 2001 and the results of operations and cash flows for the three months and six months ended June 30, 2001 and 2000. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000.

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

The condensed consolidated financial statements include the accounts of Radyne ComStream Inc. and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

(d)	Cash Equivalents

All money market accounts with maturities of 90 days or less are considered cash equivalents.

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

Intangible assets consist of goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period of seven to twelve years. Goodwill acquired as a result of the purchase of ComStream is being amortized on a straight-line basis over 10 years. Goodwill acquired as a result of the purchase of Armer is being amortized on a straight-line basis over 12 years. Goodwill acquired as a result of the purchase of assets from Tiernan is being amortized on a straight-line basis over 7 years. Intangible assets also consist of covenants not to compete, which are being amortized on a straight-line basis over the contractual term on the covenants of two years.

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

The Company has only one operating business segment: the design, manufacture, sale and installation of equipment for satellite, microwave, cable and broadcast communications networks.

3 Inventories

	June 30, 2001	December 31, 2000

Inventories consist of the following:

Raw materials and components	$12,379,858	$6,378,329

Work in process	3,453,649	3,959,419

Finished goods	2,893,871	1,371,973

	18,727,378	11,709,721

Obsolescence reserve	(379,156)	(379,156)

Total	$18,348,222	$11,330,565

5 Property and Equipment

	June 30, 2001	December 31, 2000

Property and equipment consist of the following:

Machinery and equipment	$5,163,678	$3,265,723

Furniture and fixtures	3,105,421	2,587,068

Leasehold improvements	559,755	713,301

Computers and software	675,345	1,365,077

	9,504,199	7,931,169

Less accumulated depreciation & amortization	(5,404,452)	(4,642,302)

Total	$4,099,747	$3,288,867

6 Accrued Liabilities

	June 30, 2001	December 31, 2000

Accrued liabilities consist of the following:

Wages and related payroll taxes	$1,321,393	$1,100,503

Professional fees	513,753	544,416

Warranty reserve	1,480,092	1,622,644

Other	1,477,460	2,217,498

Total	$4,792,698	$5,485,061

7 Earnings/ Per Share

A summary of the reconciliation from basic earnings per share to diluted earnings per share follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2001	2000	2001	2000

Net Earnings	$292,619	2,486,325	1,148,208	3,878,643

Basic EPS- Weighted Average Shares Outstanding	14,904,573	14,342,733	14,894,707	13,400,527

Basic Earnings Per Share	$0.02	0.17	0.08	0.29

Basic Weighted Average Shares	14,904,573	14,342,733	14,894,707	13,400,527

Effect of diluted stock options	547,341	1,967,632	582,124	1,891,906

Diluted EPS- Weighted Average Shares Outstanding	15,451,914	16,310,365	15,476,831	15,292,433

Diluted Earnings Per Share	$0.02	0.15	0.07	0.25

Stock Options not included in Diluted EPS Since Antidilutive	2,479,950	—	2,479,950	—

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

     Results of operations for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000, were as follows:

     Net sales decreased 8% to $16,465,000 during the period ended June 30, 2001 from $17,921,000 during the period ended June 30, 2000 due to several factors. As a result of a downturn in current market conditions in the telecommunications industry (and offset by an additional $2,595,000 of sales as a result of the Tiernan purchase), we have experienced a decline in bookings during the current quarter compared to the second quarter of 2000. We anticipate that this trend will reverse when market conditions improve. We have realized success in introducing our new product lines into the market. However, due to the market downturn, sales of these products were lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when market conditions improve.

     Cost of sales as a percentage of net sales remained consistent at 53% during the three month period ended June 30, 2001 compared to June 30, 2000. We have experienced higher margins through sales of newly developed product lines and our recently acquired Tiernan product lines, which offset lower margins from our integration and installation business.

     Selling, general and administrative costs increased 19.2% to $4,256,000 (25.9% of sales) during the three month period ended June 30, 2001 from $3,572,000 (19.9% of sales) during the three month period ended June 30, 2000. Our selling expenses were higher than the previous period primarily as a result of the addition of the operations of Armer and Tiernan in December 2000 and April 2001, respectively. In addition, our expenses as a percentage of sales have increased due to the decline in sales for the current period compared to the prior period.

     Research and development expenditures increased 23.3% to $2,972,000 (18.1% of sales) during the three month period ended June 30, 2001 from $2,411,000 (13.5% of sales) during the three month period ended June 30, 2000. The increase is primarily due to an increase in our engineering staff during the current period, which is attributed to the acquisition of Tiernan and the development of new product lines. However, these expenditures may fluctuate from period to period depending on the staging of on-going projects. In future periods, we anticipate research and development expenditures will remain high and even increase as we expand current product lines to address new markets and customer requirements.

     Interest expense decreased to $13,000 in the three month period ended June 30, 2001 from $165,000 in the three month period ended June 30, 2000 due to a decrease in the Company’s debt level.

     Other income decreased to $117,000 in the three month period ended June 30, 2001 from $296,000 during the three month period ended June 30, 2000 due mainly to a decrease in interest income due to reduced cash levels.

     New-orders-booked (Bookings) decreased by 9.9% to $16,063,000 for the three month period ended June 30, 2001 from $17,828,000 during the three month period ended June 30, 2000. This decrease is due to current market conditions as discussed above.

     Backlog (the level of unfilled-orders-to-ship) decreased 28.5% to $13,196,000 at June 30, 2001 from $18,462,000 at June 30, 2000 as a result of the lower booking levels.

     Results of operations for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000, were as follows:

     Net sales decreased 6% to $32,463,000 during the six month period ended June 30, 2001 from $34,673,000 during the six month period ended June 30, 2000 due to several factors. As a result of a downturn in current market conditions in the telecommunications industry (and offset by an additional $2,595,000 of sales as a result of the Tiernan purchase), we have experienced a decline in bookings during the current period compared to the first half of 2000. We anticipate that this trend will reverse when market conditions improve. We have realized success in introducing our new product lines into the market. However, due to the market downturn, sales of these products were lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when market conditions improve.

     Cost of sales decreased 2% to $18,138,000 during the six month period ended June 30, 2001 compared $18,454,000 during the six month period ended June 30, 2000. This decrease is the result of the decrease in sales as discussed above. As a percentage of sales, cost of sales increased to 55.9% in the current period, from 53.2% in the first half of 2000. This increase in costs, as a percentage of sales, is primarily due to the mix of products sold during the current period compared to the prior period.

     Selling, general and administrative costs decreased 1.9% to $7,581,000 (23.4% of sales) during the six month period ended June 30, 2001 from $7,730,000 (22.3% of sales) during the six month period ended June 30, 2000. Although we incurred additional costs as a result of the inclusion of Armer and Tiernan operating expenses, our selling expenses were lower as a result of our lower sales volume, which is the primary reason for the decrease in selling, general and administrative costs in the current period compared to the same period last year.

     Research and development expenditures increased 13.0% to $5,182,000 during the six month period ended June 30, 2001 from $4,585,000 during the six month period ended June 30, 2000. These expenditures fluctuate from period to period depending on the staging of on-going projects. As we have mentioned in recent press releases, the Company has released two new products to the market during the current period. Our new MM-200 is a microwave/cable product that allows users the ability to transmit analog data at speeds up to 200 Megabits per second. We have received approximately $2.1 million in orders for this product to date. And our new IPSAT Plus Internet-over-satellite product provides a TDMA return channel for true 2-way Internet access at very high speeds. Our “Demandwidth” technology provides for dynamic bandwidth allocation, which will allow unused portions of the available bandwidth to be utilized by ISP/POPs that are busy. In addition, we have incurred additional costs as a result of the acquisition of the Tiernan assets and product lines in April 2001. In future periods, we anticipate research and development expenditures will remain high and even increase as we expand current product lines to address markets and customer requirements.

     Interest expense decreased to $20,000 in the six month period ended June 30, 2001 from $384,000 in the six month period ended June 30, 2000 due to a decrease in the Company’s debt level.

     Other income (which includes interest income) decreased to $364,000 in the six month period ended June 30, 2001 from $437,000 during the six month period ended June 30, 2000 due mainly to a decrease in overall cash levels and declining interest rates.

     New-orders-booked (Bookings) decreased by 26.4% to $28,009,000 for the six month period ended June 30, 2001 from the record $38,073,000 during the six month period ended June 30, 2000. This decrease is due to current market conditions as discussed above.

     Backlog (the level of unfilled-orders-to-ship) decreased 28.5% to $13,196,000 at June 30, 2001 from $18,462,000 at June 30, 2000.

     Impact of Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

     As of June 30, 2001, the Company has unamortized goodwill in the amount of $4,183,000 and unamortized identifiable intangible assets in the amount of $1,749,000, all of which will be subject to the transition provisions of Statements 141 and 142. Identifiable intangible assets as of June 30, 2001 consists of $1,395,000 related to purchased technology, and $354,000 related to non-compete covenants. These assets are being amortized over six and one quarter years, two years and nine months, respectively. Amortization expense related to goodwill was $189,000 and $203,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Net cash used in operating activities was ($1,390,000) for the six month period ended June 30, 2001, as compared to $5,340,000 provided by operating activities during the six month period ended June 30, 2000. This increase is primarily attributed to current market conditions, which resulted in lower earnings during the current period and higher net inventories, because of lower than expected sales. Net earnings were $1,148,000 for the six months ended June 30, 2001 compared to $3,879,000 during the six months ended June 30, 2000. Inventory increased $7,018,000 during the current period compared to an increase of $3,146,000 during the same period in the prior year, due to a decline in sales as well as inventory acquired in the Armer and Tiernan purchases. In addition, accrued expenses decreased by approximately ($1,057,000) compared to an increase of $1,300,000 during the prior period. This decrease is the result of a reduction in accrued bonuses and commissions during the current period compared to the same period in 2000. Customer advances also decreased by approximately $201,000 during 2001 compared to an increase of $1,495,000 in 2000. This change is primarily the result of current period sales volumes. Cash flows increased between the respective periods due to an increase in accounts payable by approximately $1,013,000 during the current period compared to a decrease of $68,000 in the prior period. In addition, accounts receivable decreased by $999,000 during 2001 compared to a decrease of $288,000 in 2000. Deferred assets also decreased by approximately $632,000. There was no such asset during the prior period.

     Cash used in investing activities was $5,008,000 for the six month period ended June 30, 2001 compared to $608,000 for the six month period ended June 30, 2000. The increase between the two periods is primarily due to assets, net of cash, acquired from Tiernan. In addition, the Company had additions to property and equipment of $927,000 during the six month period ended June 30, 2001 as compared to $608,000 during the six month period ended June 30, 2001.

     Net cash provided by financing activities decreased to $387,000 from $15,116,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The decrease is primarily attributed to the public offering completed in February 2000 and subsequent exercise of stock warrants which provided cash of $21,747,000, partially offset by $7,420,000 of payments on notes payable under lines of credit during the six month period ended June 30, 2000. In addition, the Company received $395,000 in proceeds from the exercise of stock options and through common stock sold through the Employee Stock Purchase Plan in 2001 compared to proceeds of $839,000 from the exercise of stock options in 2000. The Employee Stock Purchase Plan was not in effect during the six month period ended June 30, 2000.

     Management believes that its’ bank credit lines, cash on hand, and cash from operations will be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.

Item 3 —Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of June 30, 2001, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of $102,000, which is immaterial to our consolidated financial statements.

     PART II —OTHER INFORMATION

Item 4 —Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on May 24, 2001. Proxies were solicited and 14,447,000 shares were represented at the meeting. The following matters were voted on at the meeting:

1)	The board of directors was elected in its entirety by approximately 98% of the shares represented at the meeting.

Item 5 —Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	3.1*	Certificate of Incorporation

	3.2**	Bylaws

*	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G filed on July 13, 2000.

**	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G filed on July 13, 2000.

(i)	Registrant filed the following reports on Form 8-K during the period of April 1, 2001 through June 30, 2001:

Current Report on Form 8-K dated April 27, 2001, under Item 2 and Item 5 concerning the acquisition of all of the assets of Tiernan Communications, Inc.

Current Report on Form 8-K/A dated June 26, 2001, under Item 7, whereby the registrant filed the following financial statements in connection with its acquisition of all of the assets of Tiernan Communications, Inc.: (i) audited consolidated balance sheets of Tiernan as of December 31, 1999 and 2000, (ii) the related consolidated statements of operations, shareholders’ deficit and cash flows of Tiernan for each of the three years in the period ended December 31, 2000; (iii) unaudited condensed interim consolidated balance sheet of Tiernan as of March 31, 2001; (iv) the related unaudited consolidated statements of operations and cash flows of Tiernan for each of the three-month periods ended March 31, 2000 and 2001 and the related unaudited consolidated statement of shareholders’ deficit for the three month period ended March 31, 2001; (v) unaudited pro forma condensed combined balance sheet of Radyne ComStream Inc. as of March 31, 2001; and (vi) the unaudited pro forma condensed combined statements of operations for the year ended December 31, 2000 and the three months ended March 31, 2001.

     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001

RADYNE COMSTREAM INC.

By: /s/ Robert C. Fitting Robert C. Fitting Chief Executive Officer and President

By: /s/ Garry D. Kline Garry D. Kline Vice President, Finance (Chief Financial Officer and Accounting Officer)