Form 10-Q/A
period 2001-06-30
RADYNE COMSTREAM INC
filed 2001-10-09
CIK 718573

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

PART I – FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SIGNATURES

Item 1

         Item being amended:

         The original filing had a typographical error in the Condensed Consolidated Balance Sheets. Under the June 30, 2001 column in the line titled ‘Additional paid-in capital’ the amount should be $49,645,177. All other amounts, including the totals, were correctly reported.

PART I – FINANCIAL INFORMATION
RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(As amended)

	June 30, 2001	December 31, 2000
	Unaudited	Audited

Assets

Current assets:

Cash & cash equivalents	$10,214,590	$16,244,591

Accounts receivable — trade, net of allowance for doubtful accounts	11,382,282	11,019,149

Inventories, net	18,348,222	11,330,565

Prepaid expenses	687,154	670,726

Deferred tax asset	3,222,058	3,854,418

Total current assets	43,854,306	43,119,449

Property and equipment, net	4,099,747	3,288,867

Other assets:

Purchased technology, net of accumulated amortization of $1,105,000 and $905,000, respectively	1,395,000	1,595,000

Goodwill, net of accumulated amortization of $645,388 and $442,748, respectively	4,182,897	3,299,536

Non-compete covenants, net of accumulated amortization of $145,831 and $20,833, respectively	354,169	479,167

Deposits and other	59,418	61,526

Total other assets	5,991,484	5,435,229

	$53,945,537	$51,843,545

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	77,861	78,056

Accounts payable, trade	3,238,036	2,225,363

Accrued expenses	4,792,698	5,485,061

Customer advances	1,026,603	1,192,235

Taxes Payable	278,900	280,000

Total Current Liabilities	9,414,098	9,260,715

Deferred rent	153,652	178,190

Obligations under capital leases, excluding current installments	77,523	85,712

Accrued stock option compensation	501,809	505,413

Total Liabilities	10,147,082	10,030,030

Stockholders’ equity:

Preferred Stock, $.001 par value, 10,000,000 shares authorized; shares issued and outstanding, 0 at June 30, 2001 and December 31, 2000	—	—

Common Stock, $.001 par value, 50,000,000 shares authorized; shares issued and outstanding 14,917,086 at June 30, 2001 and 14,822,820 at December 31, 2000	14,918	14,823

Additional Paid-In Capital	49,645,177	49,249,999

Deferred compensation	(383,652)	(844,032)

Accumulated deficit	(5,459,068)	(6,607,275)

Foreign currency translation adjustment	(18,920)	—

Total stockholders’ equity	43,798,455	41,813,515

	$53,945,537	$51,843,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

         SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 2001	RADYNE COMSTREAM INC.

	By:	/s/ Robert C. Fitting

Robert C. Fitting

Chief Executive Officer

	By:	/s/ Garry D. Kline

Garry D. Kline

Vice President, Finance

(Chief Financial Officer and

Accounting Officer)

4