Form 10-Q
period 2001-09-30
RADYNE COMSTREAM INC
filed 2001-11-14
CIK 718573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES   ☑      NO   ☐

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES   ☑      NO   ☐

The registrant had 15,005,952 shares of its common stock, par value $.001, outstanding as of October 31, 2001.

PART I – FINANCIAL INFORMATION
RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
ITEM 1	Unaudited	Audited
Assets

Current assets:

Cash & cash equivalents	$8,814,570	$16,244,591

Accounts receivable — trade, net of allowance for doubtful accounts	12,301,112	11,019,149

Inventories, net	18,614,228	11,330,565

Prepaid expenses	584,790	670,726

Deferred tax asset	2,974,036	3,854,418

Total current assets	43,288,736	43,119,449

Property and equipment, net	4,309,192	3,288,867

Other assets:

Purchased technology, net of accumulated amortization of $1,205,000 and $905,000, respectively	1,295,000	1,595,000

Goodwill, net of accumulated amortization of $801,446 and $442,748, respectively	4,403,673	3,299,536

Non-compete covenants, net of accumulated amortization of $208,330 and $20,833, respectively	291,670	479,167

Deposits and other	59,418	61,526

Total other assets	6,049,761	5,435,229

	$53,647,689	$51,843,545

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	$75,905	$78,056

Accounts payable, trade	2,615,373	2,225,363

Accrued expenses	4,486,539	5,485,061

Customer advances	731,122	1,192,235

Taxes payable	278,900	280,000

Total current liabilities	8,187,839	9,260,715

Deferred rent	140,917	178,190

Obligations under capital leases, excluding current installments	75,129	85,712

Accrued stock option compensation	501,809	505,413

Total liabilities	8,905,694	10,030,030

Stockholders’ equity:

Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and December 31, 2000	—	—

Common stock, $.001 par value, 50,000,000 shares authorized; shares issued and outstanding 14,981,351 at September 30, 2001 and 14,822,820 at December 31, 2000.	14,982	14,823

Additional paid-in capital	49,930,613	49,249,999

Deferred compensation	(153,462)	(844,032)

Accumulated deficit	(5,031,218)	(6,607,275)

Foreign currency translation adjustment	(18,920)	—

Total stockholders’ equity	44,741,995	41,813,515

	$53,647,689	$51,843,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net sales	$16,958,369	$17,334,187	$49,421,790	$52,007,185

Cost of sales	9,752,854	9,502,554	27,890,600	27,957,046

Gross profit	7,205,515	7,831,633	21,531,190	24,050,139

Operating expenses:

Selling, general and administrative	3,834,470	3,187,510	11,415,624	10,917,469

Research and development	2,756,670	2,433,205	7,938,469	7,018,330

Total operating expenses	6,591,140	5,620,715	19,354,093	17,935,799

Earnings from operations	614,375	2,210,918	2,177,097	6,114,340

Other (income) expense:

Interest expense	12,139	89,529	32,258	473,458

Other (income)	(93,347)	(321,494)	(457,499)	(758,817)

Earnings before income taxes	695,583	2,442,883	2,602,338	6,399,699

Income tax expense/(benefit)	267,086	(4,122,199)	1,026,281	(4,044,023)

Net earnings	$428,497	$6,565,082	$1,576,057	$10,443,722

Basic net earnings per common share	$0.03	$0.45	$0.11	$0.76

Diluted net earnings per common share	$0.03	$0.41	$0.10	$0.67

Weighted average shares used in computation
Basic	14,978,599	14,492,029	14,922,978	13,767,017

Weighted average shares used in computation
Diluted	15,375,257	15,952,767	15,443,280	15,511,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:

Net earnings	$1,576,057	$10,443,722

Adjustments to reconcile net earnings to cash flows provided by (used in) Operating activities:

Loss on disposal of assets	—	30,307

Depreciation and amortization	2,712,992	1,709,410

Increase (decrease) in cash resulting from changes in:

Accounts receivable	80,037	690,353

Other receivables	—	(21,500)

Inventories	(5,896,663)	(3,759,308)

Deferred assets	880,382	(4,332,000)

Prepaid expenses	85,936	572,328

Deposits and other	2,108	147,214

Accounts payable, trade	390,010	(1,333,740)

Accrued expenses	(1,363,522)	204,260

Customer advances	(496,113)	149,975

Taxes payable	(1,100)	12,941

Deferred rent	(37,273)	—

Accrued stock option compensation	(3,604)	(184,525)

Net cash provided by (used in) operating activities	(2,070,753)	4,329,437

Cash flows from investing activities:

Capital expenditures	(1,551,552)	(973,694)

Acquisition, net of cash acquired	(4,456,835)	—

Net cash used in investing activities	(6,008,387)	(973,694)

Cash flows from financing activities:

Payments on notes payable under line of credit	—	(12,920,000)

Net proceeds from exercise of stock options	167,412	1,035,579

Net proceeds from sale of common stock through employee stock purchase plan	513,361	—

Net proceeds from sale of common stock	—	22,126,478

Principal payments on capital lease obligations	(12,734)	(57,950)

Net cash provided by financing activities	668,039	10,184,107

Effects of exchange rate changes on cash and cash equivalents	(18,920)	—

Net increase (decrease) in cash	(7,430,021)	13,539,850

Cash and cash equivalents, beginning of year	16,244,591	2,947,660

Cash and cash equivalents, end of period	$8,814,570	$16,487,510

Supplemental disclosure of cash flow information:

Cash paid for interest	$32,258	$776,663

Cash paid for taxes	$1,100	$475,036

Deferred tax asset for stock options exercised and sold	$—	$1,044,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Consolidated Financial Statements

(Information for September 30, 2001 and September 30, 2000 is unaudited)

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

         ComStream Holdings, Inc., a major subsidiary acquired in 1998 (ComStream), operates primarily in North America in the satellite communications industry. ComStream designs, markets and manufacturers satellite interactive modems and earth stations. Additionally, ComStream manufactures and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card, which is an Internet and high-speed data-networking product.

         Description of Recent Acquisitions

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

         On April 18, 2001, Tiernan Radyne ComStream Inc. (“TRC”), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (“TCI”) through a private foreclosure sale relating to a secured note TRC had purchased for $3.9 million in cash. Product lines acquired include standard digital TV encoders, high definition TV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition was recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and certain liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,462,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

         The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition of Tiernan had taken place on January 1, 2001. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 2001.

(Unaudited)
Nine months ended
September 30, 2001

Net sales	$52,210,000

Operating expenses	21,927,140

Net earnings	493,000

Net earnings per share, basic and diluted	.03

2      Summary of Significant Accounting Policies

(a)    Basis of Presentation

The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of September 30, 2001 and the results of operations and cash flows for the three months and nine months ended September 30, 2001 and 2000. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2000.

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

(g)    Property and Equipment

Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets, are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of three to ten years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

(h)    Intangible Assets

Intangible assets consist of goodwill, which represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over a period of seven to twelve years. Goodwill acquired as a result of the purchase of ComStream is being amortized on a straight-line basis over 10 years. Goodwill acquired as a result of the purchase of Armer is being amortized on a straight-line basis over 12 years. Goodwill acquired as a result of the purchase of assets from Tiernan is being amortized on a straight-line basis over 7 years. Intangible assets also consist of covenants not to compete, which are being amortized on a straight-line basis over the contractual term on the covenants of two years.

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

3      Inventories

	September 30, 2001	December 31, 2000
Inventories consist of the following:

Raw materials and components	$11,342,411	$6,378,329

Work in process	4,863,122	3,959,419

Finished goods	2,769,663	1,371,973

	18,975,196	11,709,721

Obsolescence reserve	(360,968)	(379,156)

Total	$18,614,228	$11,330,565

5      Property and Equipment

	September 30, 2001	December 31, 2000
Property and equipment consist of the following:

Machinery and equipment	$5,309,596	$3,265,723

Furniture and fixtures	3,344,380	2,587,068

Leasehold improvements	719,028	713,301

Computers and software	747,141	1,365,077

	10,120,415	7,931,169

Less accumulated depreciation & amortization	(5,810,953)	(4,642,302)

Total	$4,309,192	$3,288,867

6      Accrued Liabilities

	September 30, 2001	December 31, 2000
Accrued liabilities consist of the following:

Wages and related payroll taxes	$1,149,441	$1,100,503

Professional fees	515,598	544,416

Warranty reserve	1,459,557	1,622,644

Other	1,361,943	2,217,498

Total	$4,486,539	$5,485,061

7      Earnings/ Per Share

A summary of the reconciliation from basic earnings per share to diluted earnings per share follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2001	2000	2001	2000

Net Earnings	$428,497	6,565,082	1,576,057	10,443,722

Basic EPS — Weighted Average Shares Outstanding	14,978,599	14,492,029	14,922,978	13,767,017

Basic Earnings Per Share	$0.03	0.45	0.11	0.76

Basic Weighted Average Shares	14,978,599	14,492,029	14,922,978	13,767,017

Effect of diluted stock options	396,658	1,460,738	520,302	1,744,700

Diluted EPS — Weighted Average Shares Outstanding	15,375,257	15,952,767	15,443,280	15,511,717

Diluted Earnings Per Share	$0.03	0.41	0.10	0.67

Stock Options not included in Diluted EPS Since Antidilutive	3,915,759	1,167,053	3,915,759	1,167,053

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

         Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) anticipated increases in sales upon market improvement, (ii) expansion of new and current product lines to generate a significant portion of revenue, and (iii) the belief that bank credit lines, existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

         Forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of Radyne ComStream to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect Radyne ComStream’s results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the effects of terrorist activity and armed conflict such as disruptions in general economic activities and changes in our operations;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	other factors to which this report refers or to which the Company’s 2000 Annual Report on Form 10-K refers.

•	other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

         In addition, the foregoing factors may affect generally Radyne ComStream’s business, results of operations and financial position.

         Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.

Results of Operations

         Results of operations for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000, were as follows:

         Net sales decreased 2% to $16,958,000 during the period ended September 30, 2001 from $17,334,000 during the period ended September 30, 2000 due to a downturn in market conditions in the telecommunications industry. Armer and Tiernan sales combined for approximately $4,700,000 of current period sales, without which, the company’s sales would have declined farther. We anticipate that sales will increase when market conditions improve. Although we have achieved some success with new product lines recently introduced into the market, due to the market conditions, sales of these product lines were lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when market conditions improve.

         Cost of sales as a percentage of net sales increased to 58% during the three month period ended September 30, 2001 compared to 55% during the three month period ended September 30, 2000. This was primarily due to the change in the mix of product sales between the periods. Costs increased, in terms of absolute dollars to $9,753,000 during the three months ended September 30, 2001 from $9,503,000 for the three months ended September 30, 2000. The increase in cost is mainly due to a change in the mix of products and systems sold (partially due to the addition of the lower-margin systems business) during the periods being compared. Additionally, because of the downturn in the economy, we experienced under-utilization costs related to the operation of our factories at less than full capacity.

         Selling, general and administrative costs increased to $3,834,000 during the three month period ended September 30, 2001 from $3,188,000 during the three month period ended September 30, 2000. Our administrative expenses were higher than the corresponding period of the prior year primarily as a result of the addition of the operations of Armer and Tiernan in December 2000 and April 2001, respectively. These expenses included approximately $155,000 of amortization of intangible assets related to the acquisition of these entities.

         Research and development expenditures increased to $2,757,000 (16.3% of sales) during the three month period ended September 30, 2001 from $2,433,000 (14.0% of sales) for the three month period ended September 30, 2000. The increase is primarily due to an increase in our engineering staff during the current period, which is attributable to the acquisition of the Tiernan product lines and the development of new products within our core business. However, these expenditures may fluctuate from period to period depending on the staging of on going projects. In future periods, we anticipate research and development expenditures will remain high and may even increase as we expand current product lines to address new markets and customer requirements.

         Interest expense decreased to $12,000 in the three month period ended September 30, 2001 from $90,000 in the three month period ended September 30, 2000 due to a decrease in the Company’s average debt level.

         The effective income tax rate was 38% for the 3 months ended September 30, 2001.

         Other income decreased to $93,000 in the three month period ended September 30, 2001 from $321,000 during the three month period ended September 30, 2000 due mainly to a decrease in interest income due to reduced cash levels.

         New-orders-booked (Bookings) increased to $17,682,000 for the three month period ended September 30, 2001 from $17,404,000 during the three month period ended September 30, 2000.

         Backlog (the level of unfilled-orders-to-ship) decreased 20% to $13,956,000 at September 30, 2001 from $17,436,000 at September 30, 2000 as a result of lower booking levels during the previous three quarters.

         Results of operations for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000, were as follows:

Net sales decreased to $49,422,000 during the nine month period ended September 30, 2001 from $52,007,000 during the nine month period ended September 30, 2000 due to the downturn in conditions in the telecommunications industry. Armer and Tiernan sales combined for approximately $12,700,000 of the current period sales, without which, the company’s sales would have declined farther. We anticipate that sales will increase when market conditions improve. Although we have achieved some success with new product lines recently introduced into the market, due to the market conditions, sales of these product lines were lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when market conditions improve.

Cost of sales decreased to $27,891,000 during the nine month period ended September 30, 2001 compared to $27,957,000 during the nine month period ended September 30, 2000. This decrease is due to the decrease in sales as discussed above. Costs increased, in terms of percentage of sales, to 56% for the current nine month period ended September 30, 2001 from 54% during the nine month period ended September 30, 2000. The increase in percentage is mainly due to a change in the mix of products sold, including the addition of lower-margin systems business, during the periods being compared. Additionally, because of the downturn in the economy, we experienced under-utilization costs related to the operation of our factories at less than full capacity.

         Selling, general and administrative costs increased to $11,416,000 during the nine month period ended September 30, 2001 from $10,917,000 during the nine month period ended September 30, 2000. Our administrative expenses were higher than the corresponding period of the prior year primarily as a result of the addition of the operations of Armer and Tiernan in December 2000 and April 2001, respectively. These expenses included approximately $413,000 of amortization of intangible assets related to the acquisition of these entities.

         Research and development expenditures increased 13.1% to $7,938,000 during the nine month period ended September 30, 2001 from $7,018,000 during the nine month period ended September 30, 2000. These expenditures fluctuate from period to period depending on the staging of on going projects. The Company released two new products to the market during 2001. Our new MM-200 is a microwave/cable product that allows users the ability to transmit analog data at speeds up to 200 Megabits per second. We have received approximately $2.1 million in orders for this product to date. Our new IPSAT Plus Internet-over-satellite product provides a TDMA return channel for true 2-way Internet access at very high speeds. Our “Demandwidth” technology provides for dynamic bandwidth allocation, which will allow unused portions of the available bandwidth to be utilized by

ISP/POPs that are busy and reduce costs for the space segment for all users. In addition, we have incurred additional costs attributable to the acquisition of the Tiernan assets and product lines in April 2001. In future periods, we anticipate research and development expenditures will remain high and may even increase as we expand current product lines to address market and customer requirements.

         Interest expense decreased to $32,000 in the nine month period ended September 30, 2001 from $473,000 in the nine month period ended September 30, 2000 due to a decrease in the Company’s debt level.

         Other income (which includes interest income) decreased to $457,000 in the nine month period ended September 30, 2001 from $759,000 during the nine month period ended September 30, 2000 due mainly to a decrease in overall cash levels and declining interest rates.

         The effective income tax rate was 39% for the nine months ended September 30, 2001.

         New-orders-booked (Bookings) decreased by 16.8% to $45,691,000 for the nine month period ended September 30, 2001 from the record $54,921,000 during the nine month period ended September 30, 2000. This decrease is due to current market conditions as discussed above.

         Backlog (the level of unfilled-orders-to-ship) decreased 20.0% to $13,956,000 at September 30, 2001 from $17,436,000 at September 30, 2000.

            Impact of Recently Issued Accounting Standards

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

         Upon adoption of Statement 142, the Company will need to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

         As of September 30, 2001, the Company has unamortized goodwill in the amount of $4,404,000 and unamortized identifiable intangible assets in the amount of $1,587,000, all of which will be subject to the transition provisions of Statements 141 and 142. Identifiable intangible assets as of September 30, 2001 consists of $1,295,000 related to purchased technology, and $292,000 related to non-compete covenants. These assets are being amortized over six and one quarter years, two years and nine months, respectively. Amortization expense related to goodwill was $189,000 and $358,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company’s financial position.

Liquidity and Capital Resources

         Net cash used in operating activities was $2,071,000 for the nine month period ended September 30, 2001, as compared to $4,329,000 of cash provided by operating activities during the nine month period ended September 30, 2000. This increase in cash used is primarily attributed to the lower earnings during the current period and higher net inventories, resulting from lower than expected sales. Inventory increased $5,897,000 during the current period compared to an increase of $3,759,000 during the same period in the prior year, partially due to a decline in sales in the current period and our inability to reduce the flow of incoming inventory for a long period of time after our sales had been reduced as well as inventory acquired in the Armer and Tiernan purchases. Accrued expenses decreased by approximately $1,364,000 compared to an increase of $204,000 during the prior period. This decrease is partially due to a reduction in accrued bonuses and commissions during the current period, due to lower sales and earnings, when compared to the same period in 2000. Customer advances also decreased by approximately $496,000 during 2001 compared to an increase of $150,000 in 2000. This change is primarily the result of current period sales volumes and the fluctuations in payment terms required of our customers during any particular period. Cash flows increased between the respective periods due to an increase in accounts payable by approximately $390,000 during the current period compared to a decrease of $1,334,000 in the prior period and decreases in accounts receivable of approximately $80,000 during 2001 compared to a decrease of $690,000 in 2000 and in deferred assets of approximately $880,000 compared to an increase of $4,332,000 in the prior period.

         Cash used in investing activities was $6,008,000 for the nine month period ended September 30, 2001 compared to $974,000 for the nine month period ended September 30, 2000. The increase between the two periods is primarily due to assets acquired, net of cash, in the Tiernan acquisition, for $4,457,000 and other additions to property and equipment of $1,552,000 during the nine month period ended September 30, 2001.

         Net cash provided by financing activities decreased to $668,000 for the nine months ended September 30, 2001 from $10,184,000 for the nine months ended September 30, 2000. The 2000 period included cash from a public offering completed in February 2000 and subsequent exercise of stock warrants which provided cash of $22,126,000, partially offset by $12,920,000 of payments on notes payable under lines of credit during the nine month period ended September 30, 2000. In addition, the Company received $681,000 in proceeds from the exercise of stock options and through common stock sold through the Employee Stock Purchase Plan in 2001 compared to proceeds of $1,036,000 from the exercise of stock options in 2000.

         Management believes that its bank credit lines, cash on hand, and cash from operations will be sufficient to fund its planned future operations and capital requirements for continued growth for the next twelve months.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of September 30, 2001, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of $88,000, which is immaterial to our consolidated financial statements.

         PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	3.1*	Certificate of Incorporation

	3.2**	Bylaws

*	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G filed on July 13, 2000.

**	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G filed on July 13, 2000.

(j)	Registrant did not file any reports on Form 8-K during the period of July 1, 2001 through September 30, 2001.

          Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

         SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001	RADYNE COMSTREAM INC.

	By:	/s/ Garry D. Kline Garry D. Kline Vice President, Finance; Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer)