Form 10-K
period 2001-12-31
RADYNE COMSTREAM INC
filed 2002-04-01
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File

December 31, 2001	Number 0-11685

RADYNE COMSTREAM INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-2569467

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization)	Identification No.)

3138 East Elwood Street, Phoenix, Arizona	85034

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (602) 437-9620

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
Common Stock Purchase Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25 million based on the closing price of $4.82 per share of common stock as reported on the Nasdaq Stock Market on March 22, 2002. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of the close of business were 15,119,490.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 22, 2002.

PART I

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K, includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements and under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include, but are not limited to: (i) growth in demand for satellite system ground-based equipment and satellite-delivered communications services, (ii) continued global deregulation and privatization of telecommunications carriers, (iii) worldwide demand for Internet over Satellite connectivity and communications services in general, (iv) an increase in total foreign sales, and (v) an increase in market share and (vi) sufficient cash reserves and cash from operations to fund planned future operations and capital requirements through the end of 2002.

         Forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of Radyne ComStream to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect Radyne ComStream’s results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	the “Risk Factors” set forth in Exhibit 99.1, which is attached hereto and incorporated by reference into this Annual Report on Form 10-K; and

•	Other factors that Radyne ComStream is currently unable to identify or quantify, but may exist in the future.

         In addition, the foregoing factors may affect generally Radyne ComStream’s business, results of operations and financial position.

         Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.

ITEM 1.     BUSINESS

Overview

         We design, manufacture, install and sell equipment used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite communications links. We also design, manufacture, and sell equipment used in cable television systems. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. We serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

         Our products have been utilized in major communication systems worldwide, including the following:

•	The world’s highest capacity domestic, digital satellite telephone network — PT Telkom, Indonesia.

•	Italy’s first digital telephone/data network — Telespacio, Italian Railways.

•	Colombia’s first alternate telecommunications network — Americatel.

•	Supplied HDTV Encoders and IRDs for Major Korean Broadcasters

•	Earth stations for the first international satellite links in China, India, Pakistan, Brazil, Haiti and Zambia.

•	One of the world’s largest private satellite broadcast network — Reuters.

•	International Cablecasting Technologies — utilizing 40,000 digital audio broadcast receivers.

•	Supply of Ground equipment for delivery of IP over Satellite to major satellite bandwidth providers.

•	First major Internet over Satellite network with 300 terminals deployed in the Dominican Republic for a distance learning application.

•	Major private audio network in Mexico and Central America for a department store chain which transmits music, advertising and product announcements to all its store locations.

•	Supply of major control room equipment plus engineering, installation and training at new customer service center for PanAmSat Corporation.

•	Broadband satellite modems and frequency converters to provide telephone and Internet connectivity for VSNL, the largest international telecommunications provider in India.

•	High-Speed DVB Modulators for Hughes Direct to PC network.

•	High Definition Television encoders and IRDs for major international sporting events (2002 winter Olympics through NBC, 2002 World Cup through Korea Telecom and various programming through ESPN-Star in Singapore)

•	First Internet broadcast network in the Republic of Myanmar.

•	Major expansion of US Government Satellite Communications Network.

Industry Overview

         Satellite technology has been established as a key element in the worldwide infrastructure of communications systems. Satellites enable high-speed communications service where there is no suitable alternative available. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks can be rapidly installed, upgraded, and reconfigured as compared with land-based networks, which require rights-of-way and are expensive and time consuming to install and upgrade. The three principal categories of satellite communications service applications are fixed satellite services, mobile satellite services, and direct broadcast services.

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

         Satellite communication systems that are used to provide these services consist of two elements: satellites (the “space segment”) and ground-based transmission and reception systems (the “ground segment”). The space segment consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground segment consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, a satellite modem, a frequency controller, and voice, data, and video network interface equipment. Earth stations provide a communications link to the end user either directly or through land-based networks.

         We have participated principally in the ground segment products, systems, and networks portion of the market. A Merrill Lynch Study, “Global Satellite Marketplace 2000,” estimated the global market for satellite ground equipment and integration services was $30 billion in 2000, of which our management estimates $1 billion was for the type of equipment and systems we develop, manufacture, and market.

Industry Growth

         We believe that demand for satellite system ground-based equipment has been and will continue to be driven by, among other things, the growth of satellite-delivered communications services such as the fixed, mobile, and direct broadcast services described above. We believe that future demand for satellite communications services will be driven principally by the following major factors:

•	Continued global deregulation and privatization of government-monopolized telecommunications carriers, which will stimulate growth in the communications industry in general.

•	Worldwide demand for Internet over Satellite connectivity. Approximately 80% of the World Wide Web sites reside in North America and high-speed access to the web will continue to be a major issue over the next 3-5 years.

•	Worldwide demand for communications services in general, including data communications services, high-speed digital television/HDTV and corporate Intranets.

•	The relative cost-effectiveness of satellite communications for many applications, such as digital television delivery.

•	Technological advancements that broaden applications for and increase the capacity in satellite networks.

•	Lack of global terrestrial infrastructure to support increased demand for Broadband and Internet applications and services.

•	U.S. Federal Communications Commission mandate for Television Broadcasters to adopt DTV standards by 2006.

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

         Worldwide Demand for Communications Services. Factors contributing to the demand for communications services include worldwide economic development and the increasing globalization of commerce. Businesses have a need for higher bandwidth services to communicate with their customers and employees around the world and are increasingly reliant upon Internet and multimedia applications. We expect demand for these kinds of higher bandwidth services to grow in both developed and developing countries.

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

International and Rural Telephony

         Satellite communication systems enjoy advantages in international telecommunications markets for several reasons:

•	It is not cost-effective to utilize land-based networks in many areas of the world, especially developing countries where modern communications capabilities are just beginning to develop.

•	All areas within a satellite beam receive the same level of service, making it highly attractive in rough terrain or underdeveloped regions.

•	Satellites can be deployed much more rapidly to offer international services.

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

         The potential to reach areas of low subscriber density without costly construction of land-based networks makes satellite communication systems a viable solution for rural telephony systems. Rural telephony can be described as an intra-country telecommunications network linking many remote locations, such as small villages or islands. These networks allow villages to communicate with each other and with the world. In a typical rural telephony system, a small village might install a satellite earth station in a central location such as the local post office. Residents then use this convenient location to communicate throughout the country and the world.

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

Television Video Distribution

         Compressed digital video is a recently developed technology that provides significant new market opportunities for the satellite communications industry. The development of digital compression technology allows the transmission of television signals via satellite in a smaller bandwidth than is currently possible through alternative technologies. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services, including the following:

•	Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators.

•	Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks, and telemedicine.

•	The economics of compressed video allow the use of satellite transmission for long-distance teaching applications.

•	Digital cinema distribution is emerging as a viable alternative to the physical distribution of feature length films.

•	There is an emerging market to provide data and video directly to the personal computer via satellite.

Internet Communications

         The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. Growth in this sector is expected to be driven by the large and growing number of personal computers installed in homes and offices, the declining prices of personal computers, improvements in network infrastructure, the availability of faster and cheaper Internet access, and the increasing familiarity with and acceptance of the Internet by businesses and consumers. Internet usage also is expected to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities, and the absence of geographic or temporal limitations.

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

Strategy

         Our business goals are to expand our market share in our ground-based satellite systems business and improve profitability. We expect to achieve these goals through the following strategies:

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

         Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product lines, improve our sales force and increase our profitability.

Products and Services

         We offer the following product families:

•	Satellite modems and earth stations.

•	Internet via Satellite terminal equipment

•	Frequency converters.

•	Data, audio, and video broadcast equipment.

•	Digital video broadcast (DVB) and high-speed modems.

•	Cable and microwave modems.

•	Standard and High Definition digital Television (HDTV) encoders and IRDs (Integrated Receivers / Decoders).

•	Digital TV ATM and network interface adapters

         We offer the following services:

•	Design, integration and installation of turnkey communication systems.

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

We’ve recently introduced a major addition to our satellite modem line, the Turbo forward error correction codec. The turbo product provides customers with greatly improved satellite and bandwidth performance, which directly translates to space segment cost savings. This product also affords our installed base of customers (in excess of 10,000 modems) the opportunity to improve their performance at a significant operational cost saving.

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

Our Star Network Management System augments these product offerings. The Star Network Management System, which consists of a Windows NT® point and click system, is used to remotely monitor and maintain the functioning of an entire network of modems, earth stations, and ancillary equipment. This can be done from a single location, thereby eliminating the need to travel to each remote location. This system provides local and remote modem management, control of the equipment connected to the modems and earth stations, collection of network status and alarm information, remote channel monitoring, and dial-up control.

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

Two-way Internet Satellite Terminal Equipment

Our IPSat Internet Satellite Terminal is designed as a fully integrated modular system capable of receive only, transmit only or full duplex satellite connectivity to the Internet anywhere in the world. Utilizing the IPSat’s modularity and integrated routing capabilities end users can take advantage of hybrid configurations in situations where terrestrial return resources such as telephone, cable or other “upstream” technologies are available to be used in conjunction with satellite broadcasting. Where such return resources are not available, or too expensive, the IPSat system can support the return channel over satellite. The IPSat can offer the most flexible, cost efficient performance for high-speed satellite downloads from the World Wide Web for ISP’s, Corporations, Educational Institutions and Government Agencies.

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

Standard and High Definition digital TV encoders

We offer a complete product line of Standard and High Definition TV encoders for professional applications. Our encoders are used throughout the world to provide distribution, contribution and broadcast services. Encoders are used in satellite, cable and terrestrial applications. The majority of US broadcasters rely on our encoders to provide news gathering and direct to home service. Our encoders are recognized for their outstanding picture quality, ease of use and rugged design.

Digital TV Integrated Receivers / Decoders

Our integrated receiver/decoders complement the encoder products enabling us to provide complete system solutions. Receivers and decoders support DVB and ATSC standards for use in both domestic and international markets. One of our receiver/decoders, the TDR6 has been adopted by ABC and NBC as a standard. The modular TDR6 is unique, in that it supports both standard definition and high definition TV.

Digital TV ATM and Network Interface Adapters

There is an increasing demand to transport TV terrestrially via common and private carriers. Terrestrial transport of video introduces technical requirements relating to interface types, stability and jitter. Interface adapters allow encoders and decoders to operate in circuit-switched and ATM networks. Our products are widely accepted for these applications. For example, the TUI10 Universal Interface Adapter has been certified by AT&T and is an industry standard.

Design, Integration and Installation of Turnkey Communications Systems

At our Armer Communications Engineering facility in Chandler, Arizona, we design, integrate and test turnkey communications systems ranging from small VSAT installations to Intelsat standard stations. We deliver products and services from initial engineering and system development to final testing and after sales support. Our ability to deliver a full compliment of equipment and services to our customers is a benefit to our customers who desire a one-stop solution to their needs.

Research and Development

         We conduct an active and ongoing research and development program that focuses on advancing technology, developing improved design and manufacturing processes, and improving the overall quality of the products we provide. Our goal is to provide our customers with new solutions that address their needs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries. Our future growth depends on increasing the market share of our new products, adapting our existing products/technologies to new applications, and introducing new communications products that will find market acceptance and benefit from our established international distribution channels. Accordingly, we are actively applying our communications technology expertise to improving the performance of our existing products and developing new products to serve existing and new markets.

         We work closely with our customers and potential customers to assess their needs in order to facilitate our design and development of new products. We believe that this approach minimizes our development risk and improves the potential for market acceptance of our product introductions. Additionally, we use information obtained from our customers and our technological expertise to develop custom-designed products for our customers’ special applications.

         Research and development expenses amounted to $10.8 million for the year ended December 31, 2001, $9.3 million for the year ended December 31, 2000 and $9.1 million for the year ended December 31, 1999. A number of new products were either launched or reached an advanced stage of development during these periods.

         We intend to use a significant portion of our cash flows from earnings to fund our research into products for Internet over Satellite links, High Definition Television (HDTV) and other new telecommunications products. We also plan to target our research and development activities at digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will prove successful.

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

         We maintain a customer service and support staff that primarily supports customers and distributors and is responsible for after-sale support and installation supervision. In certain instances, we use third-party companies to install and maintain our products at our customers’ sites.

Customers

         Our customers generally include national and international telecommunications providers, digital television users, including broadcast and cable networks, Internet service providers, financial information providers, systems integrators, and the U.S. government.

         During the years ended December 31, 2001 and 1999, no single customer represented more than 10% of our net sales. For the year ended December 31, 2000 one customer represented 12.4% of our net sales. Because of the nature of our business, we anticipate that any customers that represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

         Our sales in principal foreign markets for the periods indicated consisted of the following percentages of total sales.

	Year ended	Year ended	Year ended
Region	12-31-01	12-31-00	12-31-99

Asia	20%	25%	25%

Africa/Middle East	3%	2%	4%

Latin America	7%	3%	4%

Europe	15%	13%	21%

Canada	1%	1%	2%

Total Foreign Sales	46%	44%	56%

         The one customer who accounted for 12.4% of our total sales, in 2000, was classified as a domestic customer. However, the products purchased by the customer were used to complete Internet over satellite circuits from the U.S. to foreign (principally Latin American) countries. Likewise, we believe that as much as 60% of our domestic sales are ultimately destined for foreign use.

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

	Market Segment

	Satellite Modems &
Principle Companies Within	Small Earth	Broadband
Addressable Market Segment	Stations	IP VSAT	Datacasting	Digital TV	Integration

Comtech EFData	20%	*	*	*	*

Paradise Datacom (Intelek)	15%	*	*	*	*

Gilat	10%	20%	15%	*	*

HNS	*	30%	5%	*	*

ViaSat	5%	20%	15%	*	*

IDC	*	*	25%	*	*

Tandberg TV	*	*	*	40%	*

Scopus	*	*	*	10%	*

Wegener	*	*	*	10%	*

IDB	*	*	*	*	20%

Globecomm Systems	5%	*	*	*	20%

Vertex RSI	5%	*	*	*	20%

Radyne ComStream	20%	5%	5%	10%	5%

*	Competitor does not participate in product category or comprises less than 5% of the total market.

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

         We believe we are well positioned to capitalize on the demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:

•	An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team have an average of over 20 years of experience in the satellite communications industry.

•	Our expansive line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements.

•	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

•	Our ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

•	Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including in Beijing, Singapore, London, Jakarta, and Amsterdam.

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

         During 1999 and 2000, our Phoenix and San Diego facilities were awarded ISO 9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing, and distribution processes. subsequently, we have continued to improve our processes and methods of operations, consistent with our goals and the certification requirements. This certification will assist in increasing the acceptance of our products in foreign markets.

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

Employees

         As of December 31, 2001, we had 259 full-time employees, including four executive officers, 154 in engineering and manufacturing, 47 in sales and marketing, 27 in installation and customer service and 31 in administration. These figures include employees who are based outside the United States. A union does not represent our employees in their collective bargaining with us. We believe that our relationships with our employees are satisfactory.

ITEM 2.     PROPERTIES

         We currently have 76,000 square feet available in Phoenix, 16,000 square feet in Chandler and 66,000 square feet available for our San Diego facility. The lease for our Phoenix facility expires in July 2008 and we have an option to renew for two consecutive terms of five years each. The lease for our Chandler facility expires in October 2008 and we have an option to renew for five years. The lease for our San Diego facility expires in March 2005 and we have an option to renew for two consecutive terms of five years each. We also lease facilities for our regional sales and service offices in Boca Raton, Beijing, Singapore, London, Jakarta, and Amsterdam. We believe that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders during the three months ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         Our common stock was traded on the OTC Bulletin Board under the symbol “RADN” as of December 31, 1999. As a result of our public offering, which became effective February 7, 2000, our common stock and warrants now trade on the Nasdaq National Market under the symbols “RADN” and “RADNW,” respectively. The following table sets forth the range of high and low trading prices as reported by the OTC Bulletin Board and Nasdaq National Market for the periods indicated.

		High $	Low $

1999:

	First Quarter	4.25	2.25

	Second Quarter	3.75	2.50

	Third Quarter	3.56	2.25

	Fourth Quarter	8.50	2.75

2000:

	First Quarter	35.00	6.50

	Second Quarter	23.38	11.13

	Third Quarter	17.56	7.81

	Fourth Quarter	10.13	3.91

2001:

	First Quarter	8.63	4.88

	Second Quarter	7.36	4.44

	Third Quarter	6.17	3.60

	Fourth Quarter	6.10	3.54

Holders of Record

         As of March 22, 2002, we had approximately 400 holders of record of our common stock. We estimate that there are more than 4,600 beneficial owners of our common stock.

Dividends

         We have not paid dividends on our common stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other pertinent factors.

Sale of Unregistered Securities

         During the fourth quarter of 2001, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected statement of operations data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by our independent auditors, KPMG LLP (in the case of the years ended December 31, 2001, 2000, 1999 and 1998) and Deloitte & Touche LLP (in the case of the year ended December 31, 1997). Per share data and shares outstanding reflect an adjustment for the effects of the 1-for-5 reverse split of our common stock, which became effective on January 9, 1997. The following data is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this 10-K Annual Report.

STATEMENT OF OPERATIONS DATA:

	Years Ended December 31,
	(in thousands except share data)
	2001	2000	1999	1998	1997

Net sales	$68,471	$70,107	$55,840	$21,112	$13,447

Cost of sales	39,559	38,280	29,971	15,808	8,022

Gross profit	28,912	31,827	25,869	5,304	5,425

Selling, general and administrative expense	15,307	13,573	12,355	5,531	4,242

Research and development expense	10,812	9,317	9,127	4,296	2,262

Stock option compensation expense	—	—	350	1,566	—

In-process research and development expense	—	—	—	3,909	—

Restructuring costs	—	—	—	3,100	—

Asset impairment charges(1)	—	—	—	263	—

Total operating expenses	26,119	22,890	21,832	18,665	6,504

Earnings (loss) from operations	2,793	8,937	4,037	(13,361)	(1,079)

Interest expense	54	492	1,910	1,199	677

Interest income	(523)	(1,076)	(76)	(23)	—

Earnings (loss) before income taxes and extraordinary item	3,262	9,522	2,203	(14,537)	(1,756)

Income taxes	1,326	(2,919)	85	—	—

Earnings (loss) before extraordinary item	1,936	12,441	2,118	(14,537)	(1,756)

Extraordinary item	—	—	188	—	—

Net earnings (loss)	$1,936	$12,441	$2,306	$(14,537)	$(1,756)

Basic earnings (loss) per share:

Earnings (loss) before extraordinary item	$0.13	$0.89	$0.30	$(2.45)	$(0.35)

Extraordinary item	0.00	0.00	0.02	0.00	0.00

Net earnings (loss)	$0.13	$0.89	$0.32	$(2.45)	$(0.35)

Diluted earnings (loss) per share:

Earnings (loss) before extraordinary item	$0.13	$0.81	$0.28	$(2.45)	$(0.35)

Extraordinary item	0.00	0.00	0.02	0.00	0.00

Net earnings (loss)	$0.13	$0.81	$0.30	$(2.45)	$(0.35)

Weighted average shares used in computation

Basic	14,943,516	13,972,078	7,111,777	5,931,346	5,012,664

Diluted	15,411,568	15,426,297	7,571,425	5,931,346	5,012,664

EBITDA (2)	$6,367	$11,164	$6,948	$(12,297)	$(625)

BALANCE SHEET DATA:

Cash and cash equivalents	$7,211	$16,245	$2,948	$225	$570

Working capital (deficit)	35,959	33,858	(2,555)	(8,804)	(1,655)

Total assets	53,241	51,844	28,236	29,191	10,232

Long-term liabilities	684	769	760	16,862	4,649

Total liabilities	7,893	10,030	23,909	44,428	11,382

Stockholders’ equity (deficiency)	45,347	41,814	4,327	(15,237)	(1,150)

Notes:
(1)	Consists of the writedown of designs and drawings in light of the introduction of replacement products.

(2)	EBITDA is earnings before interest, taxes, depreciation and amortization, a measure not defined by generally accepted accounting principles.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We design, manufacture, install and sell equipment used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite communications links. We also design, manufacture, and sell equipment used in cable television systems. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. We serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

         On December 8, 2000, we completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. (“Armer”) for an aggregate purchase price of $1.9 million. This purchase price consisted of $1.2 million in cash and 130,680 shares of our common stock. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in innovative solutions for the integration and installation of turnkey satellite communications systems. This acquisition was recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.9 million and has been recorded as goodwill, which is being amortized on a straight-line basis over twelve years. The results of operations of the acquired operations have been included in the accompanying statements of operations from the acquisition date.

         On April 18, 2001, we completed the acquisition of all of the assets of Tiernan Communications, Inc. for an aggregate purchase price of $4.0 million. We manufacture the Tiernan products, which are used in the television broadcast industry. The acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.4 million and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, and contingencies based upon historical experience and various other assumptions, factors, and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and future conditions.

         We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We recognize revenues for orders of products to be shipped as we ship the products and transfer ownership to our customers. We maintain allowances for sales returns.

•	Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Long-Lived Assets. We estimate the useful lives of our property and equipment, goodwill and other identifiable intangibles. We may experience losses if these assets suffered impairment due to the useful lives ultimately being shorter than they were originally estimated or if the carrying value of the long-lived assets are not recoverable from our operations.

•	Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting any product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	Inventories. We write down our inventory for estimated obsolescence or the inability to market its inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Our net sales decreased 2% to $68.5 million during the year ended December 31, 2001 from $70.1 million during the year ended December 31, 2000. This decrease is primarily attributable to the economic slowdown over the last year and was offset by sales of products from the Tiernan and Armer acquisitions. The products attributable to these acquisitions accounted for approximately $18.0 million of sales during the current year compared to approximately $2.0 million of sales for the prior year. We experience normal margins on the Tiernan products and lower margins on the Armer products.

         Our cost of sales as a percentage of net sales increased by 3% to 58% during the year ended December 31, 2001 from 55% for the year ended December 31, 2000. The change in costs as a percent of sales is primarily due to changes in the mix of products shipped, namely, the typically lower margins on the Armer products and higher unabsorbed overhead from our core businesses due to the lower sales during the current year.

         Selling, general and administrative costs increased to $15.3 million, or 22% of sales, during the year ended December 31, 2001 from $13.6 million, or 19% of sales, for the year ended December 31, 2000. The increase in expenses during the year is primarily attributed to the additional expenses associated with the Armer and Tiernan product lines, which were approximately $1.5 million and $2.0 million respectively.

         Research and development expenditures increased to $10.8 million, or 16% of sales, during the year ended December 31, 2001 from $9.3 million, or 13% of sales, during the year ended December 31, 2000. In addition to our continued commitment to invest in our future through technological advances and our efforts to improve our older product lines for manufacturability and lower costs, the increase in research and development expenses reflects added efforts for our Tiernan product lines and a significant effort to develop the IPSat related product lines. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries, as well as the newly acquired Tiernan product lines, which target the digital television broadcast industry. We have reorganized to reduce research and development costs for the ensuing year by reducing personnel dedicated to the IPSat product lines as we believe we are nearing completion of the development phase of this product.

         As a result of the decrease in our gross profit and our higher operating costs as a percentage of sales, 38% in 2001 compared to 33% in 2000, we recorded earnings from operations of $2.8 million during 2001 compared to $8.9 million in 2000.

         Interest expense decreased to $54,000 in 2001, or 0.1% of sales, from $492,000 in 2000, or .7% of sales, due to the payoff of our credit line during the prior year.

         Interest income decreased to $523,000 in 2001 from $1.1 million in 2000. The decrease is due to the reduced cash levels in 2001 compared to 2000. As discussed below, cash decreased primarily as a result of the acquisition in Tiernan in April 2001.

         We recorded an income tax expense in 2001 of $1.3 million compared to an income benefit in 2000 of $2.9 million. The benefit recorded in the prior year was primarily due to a one-time tax benefit of $4.3 million in the third quarter of 2000 resulting from the reduction of the valuation allowance pertaining to our net operating loss carryforward.

         Based on all of the above, we recorded net earnings of $1.9 million, or $0.13 per diluted weighted average share outstanding, during 2001 as compared to $12.4 million, or $0.81 per diluted weighted average share outstanding, during 2000.

         New orders booked (bookings) decreased 9% to $65.6 million for the year ended December 31, 2001 from $72.1 million for the year ended December 31, 2000. This decrease is primarily due to the economic slowdown over the prior year. Our backlog of orders to be shipped, which are unshipped orders from the prior period plus new orders booked less orders shipped during the period, was $14.9 million as of December 31, 2001, a decrease of 13% from the $17.0 million in backlog as of December 31, 2000. This reduction is a direct result of the lower bookings compared to sales during the current period. Our Backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.

         RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         Our net sales increased 26% to $70.1 million during the year ended December 31, 2000 from $55.8 million during the year ended December 31, 1999. This increase is primarily attributable to our introduction of a number of new products into our traditional markets, which resulted in an increase in market share.

         Our cost of sales as a percentage of net sales increased to 54.6% during the year ended December 31, 2000 from 53.7% for the year ended December 31, 1999. The change in costs as a percent of sales is primarily due to changes in the mix of products shipped.

         Selling, general and administrative costs increased to $13.6 million, or 19% of sales, during the year ended December 31, 2000 from $12.4 million, or 22% of sales, for the year ended December 31, 1999. The increase in expenses during the year is primarily attributed to an increase in commissions and other selling expenses due to the increase in sales compared to the prior year and an increased focus on our marketing strategies. The decrease of SG&A expenses in terms of percentage of sales is primarily due to our ability to increase sales at a faster rate than expenses. Research and development expenditures increased to $9.3 million, or 13% of sales, during the year ended December 31, 2000 from $9.1 million, or 16% of sales, during the year ended December 31, 1999. The increase in expense reflects our continued commitment to invest in our future through technological advances and our efforts to improve our older product lines for manufacturability and lower costs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries. It is anticipated that we will continue to experience high research and development expenses as we position ourselves, through the introduction of new products, to gain market share.

         As a result of the increase in our gross profit and our lower operating costs as a percentage of sales, 33% in 2000 compared to 39% in 1999, we recorded earnings from operations of $8.9 million during 2000 compared to $4.0 million in 1999.

         Interest expense decreased to $492,000, or 0.7% of sales, in 2000 from $1.9 million, or 3.4% of sales, in 1999 due to the payoff of our credit line during the current year.

         Interest income increased to $1.1 million, or 1.5% of sales, in 2000 from $76,000, or 0.1% of sales, in 1999. The increase is due to the increase in our overall cash levels in 2000 compared to 1999. As discussed below, cash increased primarily as a result of a public offering in February 2000.

         We recorded a net income tax benefit in 2000 of $2.9 million primarily due to a one-time tax benefit of $4.3 million in the third quarter resulting from the reduction of the valuation allowance pertaining to our net operating loss carryforward.

         Based on all of the above, we recorded net earnings of $12.4 million, or $0.81 per diluted weighted average share outstanding, during 2000 as compared to $2.3 million, or $0.30 per diluted weighted average share outstanding, during 1999.

         Our new orders booked (bookings) increased 15% to $72.1 million for the year ended December 31, 2000 from $62.5 million for the year ended December 31, 1999. This increase is primarily due to the introduction of new products into the market place and an increased market share in the Internet over satellite industry, in addition to increased demand for our core products. Our backlog of orders to be shipped, which are unshipped orders from the prior period plus new orders booked less orders shipped during the period, was $17.0 million as of December 31, 2000, an increase of 17% over the $14.5 million in backlog as of December 31, 1999. Our backlog consists of firm orders as evidenced by written contracts and/or purchase orders from customers.

LIQUIDITY AND CAPITAL RESOURCES

         We had working capital of $36.0 million at December 31, 2001, which represents an increase in our working capital of $2.1 million from our working capital of $33.9 million at December 31, 2000. Our working capital increased primarily as a result of an increase in accounts receivable and inventory of $3.8 million and $6.5 million, respectively, and an increase in accounts payable of $0.2 million, a decrease in deferred tax assets of $1.3 million and a decrease in customer deposits of $0.6 million. The increases were offset by a decrease in cash of $9.0 million. See the discussion below of events related to this activity.

         Net cash used in operating activities was $3.7 million for the year ended December 31, 2001 compared to cash provided by operating activities of $5.9 million for the year ended December 31, 2000. The change is primarily due to a decrease in net earnings of $12.4 million to $1.9 million for the year ended December 31, 2001. In addition, inventories increased by $5.1 million in 2001 compared to $2.9 million in the prior period primarily as a result of increases in IPSat related hardware and inventory attributable to the Tiernan product lines. Accounts receivable increased by $2.9 million during the year ended December 31, 2001 compared to an increase of $2.1 million in the year ended December 31, 2000 as a result of our high volume of sales during the final month of the fourth quarter of 2001. Accounts payable and accrued expenses decreased by $1.5 million compared to $1.8 million in the prior year. These changes are due to the timing of vendor payments. We recorded a reduction in the deferred taxes payable due to current year earnings compared to a net tax benefit of $2.9 million recorded in the year ended December 31, 2000 as a result of the reduction of the valuation allowance pertaining to our net operating loss carryforward in that year. Net cash used in operating activities was $3.7 million compared to cash provided by operating activities of $5.9 million and $2.6 million during the years ended December 31, 2000 and 1999, respectively.

         Cash used in investing activities was $6.0 million for the year ended December 31, 2001 compared to $2.8 million and $279,000 for the years ended December 31, 2000 and 1999, respectively. The increase in cash used in investing activities is primarily due to assets, net of cash, acquired from Tiernan Communications in the amount of $4.0 million. In addition, we had current year additions to fixed assets of $2.1 million compared to $1.2 million during 2000.

         We derived net cash from financing activities of $773,000, $10.2 million and $408,000 during the years ended December 31, 2001, 2000, and 1999, respectively. During the year ended December 31, 2001, net cash from financing activities was generated primarily through the exercise of stock options and stock purchased through our Employee Stock Purchase Plan which provided proceeds of $310,000 and $463,000 respectively. During the year ended December 31, 2000, net cash from financing activities was generated primarily through a public offering, which generated cash of $16.3 million, net of offering costs. The exercise of warrants, which were issued in connection with the public offering, provided additional proceeds of $5.4 million. These proceeds were partially offset by payments made on our line of credit of $12.3 million. During the year ended December 31, 1999, net cash from financing activities was composed primarily of $17.2 million from proceeds obtained through the sale of common stock and $4.9 million from line of credit borrowings, offset by $15.6 million in repayments of loans from affiliates and $6.0 million in repayments of other notes.

         In addition, we have secured a committed line of credit with a bank in the amount of $10.0 million. As of December 31, 2001, there was no outstanding balance on the line of credit.

         Our future debt and lease obligations are summarized by year as follows (in thousands):

	Debt	Minimum Lease	Total Cash
	Maturities	Commitments	Obligations

2002	$—	2,122	2,122

2003	—	2,127	2,127

2004	—	2,122	2,122

2005	—	1,291	1,291

2006	—	1,063	1,063

Thereafter	—	1,879	1,879

Total	$—	10,604	10,604

         We believe that cash and cash equivalents on hand, anticipated future cash receipts, and borrowings available under our credit facility will be sufficient to meet our obligations as they become due for the next twelve months. However, a decrease in our sales or demand for our products or services would likely affect our working capital amounts. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions. For more detailed information, see our Risk Factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

IMPACT OF INFLATION

         We do not believe that inflation has had a material impact on revenues or expenses during the last five fiscal periods reported on herein.

ACCOUNTING MATTERS

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

         Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 sill continue to be amortized prior to the adoption of Statement 142.

         Statement 141 requires, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of the date of adoption, we expect to have unamortized goodwill of approximately $4.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $449,000 for the year ended December 31, 2001. We are evaluating these recently issued accounting standards. However, due to their complexity we are unable to determine the ultimate impact on our consolidated financial statements at this time.

         On October 3, 2001, the FASB issued Statement No, 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No, 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company’s financial position, results of operations or liquidity.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments. As of December 31, 2001, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of $72,000 on our interest earnings, which is immaterial to our consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in Item 14.

Independent Auditors’ Report

The Board of Directors and Stockholders
Radyne ComStream Inc.:

We have audited the accompanying consolidated balance sheets of Radyne ComStream Inc. and subsidiaries (the Company) (a majority-owned subsidiary of Singapore Technologies Pte Ltd) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
February 21, 2002

RADYNE COMSTREAM INC.

Consolidated Balance Sheets

	December 31,

	2001	2000

Assets

Current assets:

Cash and cash equivalents	$7,210,937	16,244,591

Accounts receivable – trade, net of allowance for doubtful Accounts of $1,172,523 and $1,014,813, respectively	14,785,039	11,019,149

Inventories, net	17,825,073	11,330,565

Prepaid expenses and other assets	795,396	670,726

Deferred tax assets	2,552,549	3,854,418

Total current assets	43,168,994	43,119,449

Property and equipment, net	4,356,587	3,288,867

Other assets:

Purchased technology, net of accumulated amortization of $1,305,000 and $905,000 at December 31, 2001 and 2000, respectively	1,195,000	1,595,000

Goodwill, net of accumulated amortization of $892,044 and $442,478 at December 31, 2001 and 2000, respectively	4,204,986	3,299,536

Deposits and other intangibles	314,933	540,693

Total other assets	5,714,919	5,435,229

	$53,240,500	51,843,545

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	$77,385	78,056

Accounts payable, trade	2,472,486	2,225,363

Accrued expenses	3,979,084	5,485,061

Taxes payable	78,900	280,000

Customer advance payments	601,836	1,192,235

Total current liabilities	7,209,691	9,260,715

Deferred rent	145,582	178,190

Obligations under capital leases, excluding current installments	36,195	85,712

Accrued stock option compensation	501,809	505,413

Total liabilities	7,893,277	10,030,030

Stockholders’ equity:

Common stock; $.001 par value – authorized, 20,000,000 shares; issued and outstanding, 15,020,676 and 14,822,820 shares at December 31, 2001 and 2000, respectively	15,021	14,823

Additional paid-in capital	50,022,868	49,249,999

Deferred compensation	—	(844,032)

Accumulated deficit	(4,671,746)	(6,607,275)

Foreign currency translation adjustment	(18,920)	—

Total stockholders’ equity	45,347,223	41,813,515

Commitments, contingent liabilities and subsequent events (note 7, 8, 9, 11, 13, 15, 17 and 18)

	$53,240,500	51,843,545

See accompanying notes to consolidated financial statements.

RADYNE COMSTREAM INC.

Consolidated Statements of Operations

	Years ended December 31,

	2001	2000	1999

Net sales	$68,470,929	70,107,080	55,839,792

Cost of sales	39,558,792	38,279,830	29,970,560

Gross profit	28,912,137	31,827,250	25,869,232

Operating expenses:

Selling, general and administrative	15,307,442	13,573,460	12,355,188

Research and development	10,811,459	9,316,633	9,126,545

Stock option compensation expense	—	—	350,000

Total operating expenses	26,118,901	22,890,093	21,831,733

Earnings from operations	2,793,236	8,937,157	4,037,499

Other (income) expense:

Interest expense	54,186	491,717	1,910,422

Other	(522,527)	(1,076,432)	(76,045)

Earnings before income taxes and extraordinary item	3,261,577	9,521,872	2,203,122

Income taxes (benefit)	1,326,048	(2,918,735)	85,000

Earnings before extraordinary item	1,935,529	12,440,607	2,118,122

Extraordinary item	—	—	188,182

Net earnings	$1,935,529	12,440,607	2,306,304

Basic net earnings per share:

Earnings before extraordinary item	$0.13	0.89	0.30

Extraordinary item	—	—	0.02

Net earnings	$0.13	0.89	0.32

Diluted net earnings per share:

Earnings before extraordinary item	$0.13	0.81	0.28

Extraordinary item	—	—	0.02

Net earnings	$0.13	0.81	0.30

Weighted average number of common shares outstanding — basic	14,943,516	13,972,078	7,111,777

Weighted average number of common shares outstanding — diluted	15,411,568	15,426,297	7,571,425

See accompanying notes to consolidated financial statements.

RADYNE COMSTREAM INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2001, 2000 and 1999

	Common stock		Additional			Foreign
			paid-in	Deferred	Accumulated	Exchange
	Shares	Amount	capital	compensation	Deficit	Rate Effect	Total

Balances, January 1, 1999	5,931,346	5,931	6,111,335	—	(21,354,186)	—	(15,236,920)

Issuance of common stock for cash	4,520,264	4,520	16,424,759	—	—	—	16,429,279

Exercise of stock options	287,772	288	743,866	—	—	—	744,154

Tax benefit of stock option exercises	—	—	84,095	—	—	—	84,095

Net earnings	—	—	—	—	2,306,304	—	2,306,304

Balances, December 31, 1999	10,739,382	10,739	23,364,055	—	(19,047,882)	—	4,326,912

Issuance of common stock for cash	2,828,220	2,828	16,729,599	—	—	—	16,732,427

Exercise of stock options	338,755	339	1,071,509	—	—	—	1,071,848

Exercise of stock warrants	616,463	617	5,393,434	—	—	—	5,394,051

Tax benefit of stock option exercises	—	—	1,044,000	—	—	—	1,044,000

Common stock issued in acquisition	300,000	300	1,647,402	—	—	—	1,647,702

Deferred compensation	—	—	—	(920,762)	—	—	(920,762)

Amortization of deferred compensation	—	—	—	76,730	—	—	76,730

Net earnings	—	—	—	—	12,440,607	—	12,440,607

Balances, December 31, 2000	14,822,820	14,823	49,249,999	(844,032)	(6,607,275)	—	41,813,515

Exercise of stock options	84,850	85	309,621	—	—	—	309,706

Issuance of common stock through Employee Stock Purchase Plan	113,006	113	463,248	—	—	—	463,361

Deferred compensation	—	—	—	844,032	—	—	844,032

Comprehensive income:

Effects of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(18,920)	(18,920)

Net earnings	—	—	—	—	1,935,529	—	1,935,529

Comprehensive income							1,916,609

Balances, December 31, 2001	15,020,676	15,021	50,022,868	—	(4,671,746)	(18,920)	45,347,223

See accompanying notes to consolidated financial statements.

RADYNE COMSTREAM INC.

Consolidated Statements of Cash Flows

	Years ended December 31,

	2001	2000	1999

Cash flows from operating activities:

Net earnings	$1,935,529	12,440,607	2,306,304

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Forgiveness of interest	—	—	(188,182)

Loss on disposal of assets	—	30,306	—

Deferred income taxes	1,301,869	(2,810,418)	—

Depreciation and amortization	3,575,253	2,330,894	2,835,024

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(2,861,062)	(2,096,621)	(142,421)

Prepaid expenses and other current assets	(153,806)	258,350	(338,915)

Inventories	(5,107,508)	(2,874,353)	1,041,366

Deposits and other	—	176,870	15,410

Accounts payable, trade	247,123	(1,915,151)	286,550

Accounts payable, affiliate	—	—	(8,150)

Accrued expenses	(1,763,885)	135,229	(2,853,265)

Customer advance payments	(625,399)	647,017	—

Taxes payable	(201,100)	(404,382)	70,010

Deferred rent	(32,608)	178,190	—

Accrued stock option compensation	(3,604)	(190,020)	(460,044)

Net cash provided by (used in) operating activities	(3,689,198)	5,906,518	2,563,687

Cash flows from investing activities:

Capital expenditures	(2,050,472)	(1,227,811)	(279,048)

Proceeds from disposal of assets	1,720	200	—

Investment in non-compete agreement	—	(500,000)	—

Acquisition, net of cash acquired	(3,999,663)	(1,092,453)	—

Net cash used in investing activities	(6,048,415)	(2,820,064)	(279,048)

Cash flows from financing activities:

Net borrowings from notes payable under line of credit	—	(12,920,000)	4,920,000

Payment on note payable	—	—	(5,962,561)

Payments on note payable to affiliate	—	—	(15,618,272)

Net proceeds from sale of common stock	—	16,340,453	16,429,279

Net proceeds from sale of common stock to employees	463,361	391,974	—

Exercise of stock options	309,706	1,071,848	744,154

Exercise of stock warrants	—	5,394,051	—

Principal payments on capital lease obligations	(50,188)	(67,849)	(104,535)

Net cash provided by financing activities	772,879	10,210,477	408,065

Net increase (decrease) in cash	(9,014,734)	13,296,931	2,692,704

Effects of exchange rate changes on cash and cash equivalents	(18,920)	—	—

Cash and cash equivalents, beginning of year	16,244,591	2,947,660	254,956

Cash and cash equivalents, end of year	$7,210,937	16,244,591	2,947,660

Supplemental disclosures of cash flow information:

Cash paid for interest	$54,186	810,847	2,090,298

Cash paid for taxes	$201,100	475,036	22,000

Supplemental schedule of noncash investing and financing activities:

Negotiated write-down of note payable	$—	—	515,940

Acquisitions through issuance of stock and assumption of liabilities	$—	1,384,786	—

Deferred compensation	$—	920,762	—

Tax benefit of stock option exercise	$—	1,044,000	84,095

See accompanying notes to consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

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

Radyne Corp., a Delaware corporation, (Radyne) was incorporated on November 25, 1980. On August 12, 1996, Radyne became a subsidiary of Singapore Technologies Pte Ltd (STPL), through its wholly-owned subsidiary, Stetsys US, Inc. (ST). In March 1999, Radyne changed its name to Radyne ComStream Inc. During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001. This change has been reflected in the consolidated statements of stockholders’ equity.

Description of Acquisitions

On April 18, 2001, Tiernan Radyne ComStream Inc. (“TRC”), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (“TCI”) through a private foreclosure sale relating to a secured note TRC had purchased for $4.0 million in cash. Product lines acquired include standard digital TV encoders, high definition TV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition was recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and certain liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,355,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over seven years.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 2000. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 2000 (in thousands, except per share amounts):

	Year ended

	December 31, 2001	December 31, 2000

Net sales	$71,259	82,925

Other income, net	$523	169

Total revenues	$71,782	83,094

Net earnings (loss)	$137	(1,808)

Basic earnings (loss) per share	$0.01	(0.13)

Diluted earnings (loss) per share	$0.01	(0.13)

Effective December 1, 2000, the Company completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. (“Armer”) for an aggregate purchase price of $1,926,940 million consisting of $1,200,000 million in cash and 130,680 shares of common stock of the Company. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in the integration and installation of ground segment equipment and networks for a wide range of satellite-based telecommunications systems and applications. This acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,943,892 and has been recorded as goodwill, which is being amortized on a straight-line basis over twelve years. The results of operations of the acquired operations have been included in the accompanying statements of operations from the acquisition date.

Certain Armer stockholders were issued 169,320 shares of restricted common stock. These shares are subject to immediate forfeiture in the event the holder terminates employment with Armer or Radyne within one year from the effective date of the merger. The Company recorded deferred compensation of $920,762 which was based upon the fair value of the stock at the date of issuance. Amortization of deferred compensation amounted to $844,032 in 2001 and $77,730 in 2000.

Concurrent with the close of this transaction, six key employees of Armer entered into two-year non-disclosure and non-compete agreements with the Company. The cost of these agreements was $500,000, and is being amortized using the straight-line method over the term of the agreements. As of December 31, 2001, $270,833 of these costs has been amortized.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 2000. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

effective on January 1, 1999 (in thousands, except per share amounts):

	Years ended December 31,

	2000	1999

Net sales	$72,893	60,549

Other income	$1,076	76

Total revenues	$73,969	60,625

Net earnings	$10,841	1,023

Basic earnings per share	$.78	.14

Diluted earnings per share	$.70	.14

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues for orders of products to be shipped as we ship the products. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company estimates the useful lives of its property and equipment, goodwill and other identifiable intangibles. The Company may experience losses if these assets suffered impairment due to the useful lives ultimately being shorter than they were originally estimated or if their carrying value is not recoverable from operations. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its vendors, the Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting any product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The Company writes down its inventory for estimated obsolescence or the inability to market its inventory equal to

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment tot he deferred tax asset would be charged to income in the period such determination was made.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

(c)	Cash Equivalents

The Company considers all money market accounts with a maturity of 90 days or less to be cash equivalents.

(d)	Revenue Recognition

The Company recognizes revenue upon transfer of ownership and shipment of product on short-term orders and customer contracts.

(e)	Accounts Receivable

The Company maintains allowances for doubtful accounts for estimating losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(f)	Inventories

Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

term or estimated useful lives of the assets.

(h)	Intangible Assets

Intangible assets consist of goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over seven to twelve years. Intangible assets also consist of covenants not to compete which are being amortized on a straight-line basis over the contractual term of the covenants of two years.

(i)	Purchased Technology

In connection with the acquisition of ComStream in 1998, value was assigned to purchased technology. Purchased technology is being amortized on a straight-line basis over the expected period to be benefited of 6.25 years.

(j)	Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not recognize an impairment of long-lived assets for the years ended December 31, 2001, 2000 and 1999.

(k)	Warranty Costs

The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. The Company accrues estimated warranty costs for potential product liability and warranty claims based on the Company’s claim experience. Such costs are accrued as cost of sales at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its vendors, the Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty accrued liability would be required.

(l)	Research and Development

The cost of research and development is charged to expense as incurred.

(m)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from amortization of certain intangible assets and accruals for warranty reserves and compensated absences. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings of the Company.

(p)	Fair Value of Financial Instruments

The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(q)	Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires the use of fair-value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

(r)	Segment Reporting

The Company has only one operating business segment, the sale of equipment for satellite and cable communications networks.

(s)	Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statement amounts to conform to the current year presentation.

(t)	New Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 sill continue to be amortized prior to the adoption of Statement 142.

Statement 141 requires, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

As of the date of adoption, we expect to have unamortized goodwill of approximately $4.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $449,000 for the year ended December 31, 2001. We are evaluating these recently issued accounting standards. However, due to their complexity we are unable to determine the ultimate impact on our consolidated financial statements at this time.

On October 3, 2001, the FASB issued Statement No, 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No, 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company’s financial position, results of operations or liquidity.

(3)	Inventories

Inventories at December 31 consist of the following:

	2001	2000

Raw materials and components	$11,163,147	5,999,173

Work-in-process	4,228,708	3,959,419

Finished goods	2,433,218	1,371,973

	17,825,073	11,330,565

(4)	Property and Equipment

Property and equipment at December 31 consist of the following:

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

	2001	2000

Machinery and equipment	$5,473,370	3,265,723

Furniture and fixtures	3,659,236	2,587,068

Leasehold improvements	786,648	713,301

Computers and software	747,087	1,365,077

	10,666,341	7,931,169

Less accumulated depreciation and amortization	(6,309,754)	(4,642,302)

Property and equipment, net	$4,356,587	3,288,867

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(5)	Accrued Expenses

Accrued expenses at December 31 consist of the following:

	2001	2000

Wages, vacation and related payroll taxes	$1,299,951	1,100,503

Professional fees	243,224	544,416

Warranty reserve	1,255,670	1,622,644

Other	1,180,239	2,217,498

Total accrued expenses	$3,979,084	5,485,061

(6)	Line of Credit

The Company has a committed line of credit arrangement with Wells Fargo HSBC Trade Bank (“The Trade Bank”) in the amount of $10,000,000. In addition, the Company has an uncommitted line of another $10,000,000 with The Trade Bank. The Company pays The Trade Bank a facility fee of .25% for the committed portion of the arrangement. The Company had no borrowings against the line of credit at December 31, 2001 or 2000.

(7)	Obligations Under Capital Leases

The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $328,984 and $158,624, respectively, at December 31, 2001 and $294,382 and $155,020, respectively, at December 31, 2000, and is included in property and equipment in the accompanying consolidated balance sheets and is being amortized over the estimated useful lives of the machinery and equipment.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

Payments on capital lease obligations due after December 31, 2001 are as follows:

2002	$89,253

2003	21,297

2004	15,328

2005	5,501

2006	—

Total minimum lease payments	131,379

Less amount representing interest at rates of 2.26% to 12.96%	17,799

Present value of minimum lease payments	113,580

Less current installments	77,385

Capital lease obligations due after one year	$36,195

(8)	Commitments

Rent expense was $1,801,765, $1,883,743 and $1,790,248 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rentals under leases after December 31, 2001 are as follows:

2002	$2,112,145

2003	2,126,614

2004	2,122,114

2005	1,290,856

2006	1,063,202

Thereafter	1,878,971

Total commitments	$10,603,902

The Company currently subleases a portion of its Phoenix facility to the University of Phoenix Online. Rent expense was offset by $251,009 for the year ended December 31, 2001 for rent payments received through this sublease. Future minimum rentals under leases after December 31, 2001 are also offset by $267,098, $275,151, $283,204, $291,257, and $299,311, for the years ended December 31, 2002, 2003, 2004, 2005, and 2006 respectively, and by $255,018 thereafter. This sublease agreement expires in 2007.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

The Company generally has commitments with certain suppliers and subcontract manufacturers to supply certain components and estimates its non-cancelable obligations to be approximately $6,986,000 at December 31, 2001.

(9)	Income Taxes

Income tax expense (benefit) amounted to $1,326,048, ($2,918,735) and $85,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The actual tax expense (benefit) for these periods differs from the “expected” tax expense for those periods as follows:

	Years ended December 31,

	2001	2000	1999

Computed “expected” tax expense	$1,108,936	3,237,436	749,061

State tax expense	357,554	476,094	190,158

Change in valuation allowance	—	(7,790,223)	(1,080,360)

Stock option exercises	—	1,044,000	—

Extra territorial income exclusion	(269,739)	—	—

Research and development credits	(70,000)	—	—

Other adjustments	—	113,958	226,141

Total	$1,326,048	(2,918,735)	85,000

Components of income tax expense (benefit) for 2001 and 2000 follows:

	Current	Deferred	Total

2001:

Federal	$9,605	774,695	784,300

State	14,574	527,174	541,748

Total	$24,179	1,301,869	1,326,048

2000:

Federal	$(273,278)	(2,295,202)	(2,568,480)

State	26,550	(376,805)	(350,255)

Total	$(246,728)	2,672,007	2,918,735

Current federal income tax totaled $ 85,000 for the year ended December 31, 1999.

Deferred tax assets at December 31 consisted of the following:

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

	2001	2000

Deferred tax assets:

Cumulative tax effect of net operating loss carryforwards	$4,351,385	6,634,448

Tax credits	351,258	165,444

Temporary differences	3,866,705	3,071,325

Valuation allowance	(6,016,799)	(6,016,799)

	$2,552,549	3,854,418

The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was $ zero and a decrease of $7,790,223, respectively. At December 31, 2001, the Company has net operating loss carryforwards of approximately $15,764,000 expiring in various years through 2021, and federal tax credit of $351,000 for utilization against taxable income/taxes payable of future periods, if any. Management believes that its ability to utilize certain of its net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. During the quarter ended September 2000, the Company evaluated the likelihood that it would utilize a portion of its net operating loss carryforwards. The Company reduced the valuation allowance relating to net operating loss carryforwards it expected to utilize creating a tax benefit of $4.332 million for the quarter ended September 30, 2000. A 100 percent valuation allowance had been recorded against the net deferred tax assets as of December 31, 1999.

(10)	Significant Customers and Foreign and Domestic Sales

During 2001 and 1999, no customers represented greater than 10% of net sales. During 2000, one customer represented 12.4% of net sales.

Our sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2001, 2000 and 1999 follow:

	Years ended December 31,

	2001	2000	1999

Asia	20%	25%	25%

Africa/Middle East	3	2	4

Latin America	7	3	4

Europe	15	13	21

Canada	1	1	2

Total foreign	46	44	56

Domestic	54	56	44

	100%	100%	100%

Foreign assets	$388,000	372,000	333,000

The Company has two primary product lines: 1) satellite modems and earthstations, and 2) broadcast products. The sales of satellite modems and earthstations accounted for approximately 73% of 2001, 63.5% of 2000 and 54% of 1999 net sales, respectively.

(11)	Stockholders’ Equity

In February 2000, the Company completed an offering of 2,400,000 units, each consisting of one share of common stock and one five-year common stock purchase warrant, plus an additional 360,000 units sold pursuant to the underwriters’ over-allotment option, for a total of approximately $16,340,000 cash, net of

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

issuance costs. Each warrant is exercisable to purchase one share of common stock at a price of $8.75, subject to adjustment in certain circumstances, at any time after the warrants are issued until February 7, 2005. Commencing February 7, 2001, the Company may redeem the warrants for $0.01 per warrant upon no less than 30 days or more than 60 days notice mailed within five days after the closing sales price of the common stock has equaled or exceeded $10.9375 for each of 20 consecutive trading days.

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

(12)	Earnings Per Share

A summary of the reconciliation from basic earnings per share to diluted earnings per share follows:

	Years ended December 31,

	2001	2000	1999

Earnings available to common stockholders	$1,935,529	12,440,607	2,306,304

Basic EPS-weighted average shares outstanding	14,943,516	13,972,078	7,111,777

Basic earnings per share:

Earnings before extraordinary item	$0.13	0.89	0.30

Extraordinary item	—	—	0.02

Net earnings	$0.13	0.89	0.32

Basic EPS-weighted average shares outstanding	14,943,516	13,972,078	7,111,777

Effect of dilutive securities	468,052	1,454,219	459,648

Dilutive EPS-weighted average shares outstanding	15,411,568	15,426,297	7,571,425

Diluted earnings per share:

Earnings before extraordinary item	$0.13	0.81	0.28

Extraordinary item	—	—	0.02

Net earnings	$0.13	0.81	0.30

Stock options not included in diluted EPS since antidilutive	1,692,527	1,452,997	—

Stock warrants not included in diluted EPS since antidilutive	1,183,166	781,675	—

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(13)	Employee Benefit Plan

We have a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. We provided contributions of $319,457, $340,659 and $228,788, respectively, for the years ended December 31, 2001, 2000 and 1999. Each participant may elect to contribute up to 15% of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the year ended December 31, 1999, we matched up to 1% of the employee’s salary. During the years ended December 31, 2001 and 2000, we matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000.

(14)	Stock Options

In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Options Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2001, the Company had 2,382,461 options outstanding in this plan.

In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,182,042 options available to purchase shares of common stock. At December 31, 2001, the Company had 1,187,241 options outstanding in this plan.

At December 31, 2001, the Company had a total of 3,569,702 options outstanding at exercise prices ranging from $2.50 to $14.625 per share. Of the total options, the Company had 286,689 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.719 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $501,809 and $505,413 at December 31, 2001 and 2000, respectively.

The Company applies APB Opinion 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

		December 31,

		2001	2000	1999

Net earnings (loss)	As reported	$1,935,529	12,440,607	2,306,304

	Pro forma (unaudited)	(4,229,052)	5,679,549	1,482,399

Earnings (loss) per share -	As reported	0.13	0.89	0.32

basic	Pro forma (unaudited)	(0.28)	0.41	0.21

Earnings (loss) per share -	As Reported	0.13	0.81	0.30

Diluted	Pro forma (unaudited)	(0.27)	0.37	0.20

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected (increased) over the options’ vesting period of three years.

The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 100 percent – 184 percent, risk free interest rate of 5.27 percent – 6 percent, and expected lives of five years. In addition, the Company anticipates that approximately 5% of exercisable shares will be forfeited in each year. The per share weighted average fair value of stock options granted under the Plan for the periods ended December 31, 2001, 2000 and 1999 were $6.53, $10.65 and $3.02, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

A summary of the aforementioned stock plan activity follows:

		Weighted
		Average Price
	Number	Per Share

Balance, December 31, 1998	1,205,957	$2.68

Granted	857,000	3.60

Forfeited	(239,979)	3.45

Exercised	(287,772)	2.54

Balance, December 31, 1999	1,535,206	3.09

Granted	1,626,465	12.27

Forfeited	(138,900)	6.58

Exercised	(344,505)	3.16

Balance, December 31, 2000	2,678,266	8.48

Granted	1,411,100	6.60

Forfeited	(429,814)	9.61

Exercised	(89,850)	4.23

Balance, December 31, 2001	3,569,702	$7.71

A summary of stock options granted at December 31, 2001 follows:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	12/31/01	Contractual Life	Price	12/31/01	Price

$2.50 to 3.125	613,291	0 years	$2.72	613,291	$2.72

$3.00 to 4.1875	375,260	1 years	3.54	271,885	3.53

$5.031 to 14.625	1,316,250	2 years	12.31	785,922	12.69

$4.25 to 7.406	1,264,901	3 years	6.57	390,468	6.67

	3,569,702		$7.71	2,061,566	$7.38

(15)	Employee Stock Purchase Plan

On June 15, 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of our common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. As of December 31, 2001, 875,772 shares are authorized for issuance under the plan while 762,766 shares remain unissued as of December 31, 2001.

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(16)	Related Party Transactions

Sales to Agilis Communication Technologies Pte Ltd (Agilis), an affiliate of ST, amounted to $244,022, $352,048 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Interest expense on notes payable to affiliates was $765,914 for the year ended December 31, 1999.

(17)	Contingencies

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

(18)	Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts and inventory obsolescence reserve for the years ended December 31, 2001, 2000 and 1999 follows:

	Balance at		Charged		Balance
	Beginning		to Other		at End of
	of Year	Additions	Accounts	Deductions	Year

Allowances for doubtful receivables:

Years ended December 31:

2001	$1,014,813	339,037	—	181,327	1,172,523

2000	$791,746	293,033	—	69,966	1,014,813

1999	$632,815	175,000	—	16,069	791,746

RADYNE COMSTREAM INC.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(19)	Quarterly Financial Data – Unaudited

A summary of the quarterly data for the years ended December 31, 2001 and 2000 follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2001:

Total revenues	$15,999	16,465	16,958	19,049	68,471

Gross profit	$6,611	7,715	7,206	7,380	28,912

Operating expenses	$5,535	7,228	6,591	6,765	26,119

Earnings from operations	$1,076	487	615	615	2,793

Net earnings	$856	293	428	359	1,936

Basic earnings per share	$0.06	0.02	0.03	0.03	0.13

Diluted earnings per share	$0.06	0.02	0.03	0.03	0.13

2000:

Total revenues	$16,752	17,921	17,334	18,100	70,107

Gross profit	$7,381	8,388	7,832	8,226	31,827

Operating expenses	$6,333	5,982	5,621	4,954	22,890

Earnings from operations	$1,461	2,442	2,211	2,823	8,937

Net earnings (loss)	$1,392	2,486	6,565	1,998	12,441

Basic earnings (loss) per share	$.11	.17	.45	.16	.89

Diluted earnings (loss) per share	$.10	.15	.41	.14	.81

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information regarding directors and executive officers of the Company is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the Company’s Proxy Statement relating to its 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) incorporated by reference into this Form 10-K, which has been filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2001. The “Compensation Committee Report on Executive Compensation,” The Report of the Audit Committee” and the “Stock Price Performance Graph” contained in the 2002 Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 11.     DIRECTOR AND EXECUTIVE COMPENSATION

         Information regarding director and executive compensation is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the 2002 Proxy Statement, which information is incorporated in this Form 10-K by reference. The “Compensation Committee Report on Executive Compensation,” “The Report of the Audit Committee” and the “Stock Price Performance Graph” contained in the 2001 Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Principal Stockholders and Management” in the 2002 Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Relationships and Related Transactions” in the 2002 Proxy Statement, which information is incorporated in this Form 10-K by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  (1) The following consolidated financial statements of Radyne ComStream Inc. and subsidiaries are included in Part II, Item 8:

         Independent Auditors’ Reports
         Consolidated Balance Sheets as of December 31, 2001 and 2000
         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

         (a)  (2) All financial statement schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements or notes thereto or otherwise in this Form 10-K report.

         (a)  (3) The following exhibits are included in this Form 10-K report:

EXHIBIT

NO.

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	By-Laws, as amended and restated

10.1(a)(3)	1996 Incentive Stock Option Plan

10.1(b)(4)	Amendment to 1996 Incentive Stock Option Plan

10.2 (5)	1999 Employee Stock Purchase Plan

10.3 (6)	2000 Long-Term Incentive Plan

10.4(a)(7)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b)(7)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c)(7)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5(8)	Lease for facility in Phoenix, Arizona

10.6*	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

99.1*	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

*	filed herewith

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(b)	Registrant did not file any reports on Form 8-K during the period of October 1 through December 31, 2001

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Robert C. Fitting

Robert C. Fitting, Chief Executive Officer

Dated: April 1, 2002

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Fitting, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lim Ming Seong Lim Ming Seong	Chairman of the Board of Directors	April 1, 2002

/s/ Robert C. Fitting Robert C. Fitting	Chief Executive Officer and Director	April 1, 2002

/s/ Brian J. Duggan Brian J. Duggan	Chief Operations Officer and President	April 1, 2002

/s/ Garry D. Kline Garry D. Kline	Vice President, Finance (Principal Financial and Accounting Officer)	April 1, 2002

/s/ C.J. Waylan C.J. Waylan	Director	April 1, 2002

/s/ Lee Yip Loi Lee Yip Loi	Director	April 1, 2001

/s/ Dennis Elliott Dennis Elliott	Director	April 1, 2002

/s/ Tang Kum Chuen Tang Kum Chuen	Director	April 1, 2002

EXHIBIT INDEX

NO.

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	By-Laws, as amended and restated

10.1(a)(3)	1996 Incentive Stock Option Plan

10.1(b)(4)	Amendment to 1996 Incentive Stock Option Plan

10.2 (5)	1999 Employee Stock Purchase Plan

10.3 (6)	2000 Long-Term Incentive Plan

10.4(a)(7)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b)(7)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c)(7)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5(8)	Lease for facility in Phoenix, Arizona

10.6*	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

99.1*	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

*	filed herewith

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference from Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.