Form 10-Q
period 2002-03-31
RADYNE COMSTREAM INC
filed 2002-05-15
CIK 718573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended March 31, 2002.

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

YES      NO

         The registrant had 15,134,805 shares of its common stock, par value $.001, outstanding as of March 31, 2002.

PART I – FINANCIAL INFORMATION

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1

	March 31, 2002	December 31, 2001
	Unaudited	Audited

Assets

Current assets:

Cash & cash equivalents	$7,117,520	$7,210,937

Accounts receivable — trade, net of allowance for doubtful accounts	14,444,447	14,785,039

Inventories, net	19,055,746	17,825,073

Prepaid expenses	762,946	795,396

Deferred tax assets	2,536,562	2,552,549

Total current assets	43,917,221	43,168,994

Property and equipment, net	4,402,822	4,356,587

Other assets:

Purchased technology, net of accumulation	1,095,000	1,195,000

Goodwill	4,204,986	4,204,986

Non-compete covenants, net of accumulated amortization	166,671	229,171

Deposits and other	76,203	85,762

Total other assets	5,542,860	5,714,919

	$53,862,903	$53,240,500

Liabilities and Stockholders’ Equity

Current liabilities:

Lines of credit	$21,578	$—

Current installments of obligations under capital leases	58,981	77,385

Accounts payable, trade	3,180,979	2,472,486

Accrued expenses	3,478,649	3,979,084

Customer advance payments	971,942	601,836

Taxes payable	—	78,900

Total current liabilities	7,712,129	7,209,691

Deferred rent	114,477	145,582

Obligations under capital leases, excluding current installments	36,772	36,195

Accrued stock option compensation	496,602	501,809

Total liabilities	8,359,980	7,893,277

Stockholders’ equity:

Preferred Stock, $.001 par value, 10,000,000 shares authorized; shares issued and outstanding: 0 at March 31, 2002 and December 31, 2001	—	—

Common Stock, $.001 par value, 50,000,000 shares authorized; Shares issued and outstanding: 15,134,805 at March 31, 2002 and 15,020,676 at December 31, 2001	15,135	15,021

Additional paid-in capital	50,482,541	50,022,868

Accumulated deficit	(4,975,833)	(4,671,746)

Foreign currency translation adjustment	(18,920)	(18,920)

Total stockholders’ equity	45,502,923	45,347,223

	$53,862,903	$53,240,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Radyne ComStream Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Net sales	$15,193,637	$15,998,637

Cost of sales	9,124,971	9,388,073

Gross profit	6,068,666	6,610,564

Operating expenses:

Selling, general and administrative	3,578,666	3,324,949

Research and development	2,819,060	2,209,723

Total operating expenses	6,397,726	5,534,672

Earnings (loss) from operations	(329,060)	1,075,892

Other income/expense:

Interest expense	13,307	7,575

Other income	38,280	247,408

Earnings (loss) before income taxes	(304,087)	1,315,725

Income taxes	—	460,137

Net earnings (loss)	$(304,087)	$855,588

Basic net earnings (loss) per share	$(0.02)	$0.06

Diluted net earnings (loss) per share	$(0.02)	$0.06

Weighted average number of common shares — basic	15,093,103	14,884,732

Weighted average number of common shares — diluted	15,093,103	15,501,639

         The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash flows from operating activities:

Net earnings (loss)	$(304,087)	$855,588

Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) operating activities:

Depreciation and amortization	600,723	855,627

Increase (decrease) in cash resulting from changes in:

Accounts receivable	340,592	(70,128)

Inventories	(1,230,673)	(2,295,109)

Prepaid expenses	32,450	(25,408)

Deposits and other	9,559	2,108

Deferred tax assets	15,987	306,299

Accounts payable, trade	708,493	642,151

Accrued expenses	(494,435)	(1,248,880)

Customer advance payments	370,106	(416,755)

Taxes payable	(78,900)	(1,100)

Deferred rent	(31,105)	(12,116)

Accrued stock option compensation	(5,207)	(3,604)

Net cash used in operating activities	(74,597)	(1,411,327)

Cash flows from investing activities:

Capital expenditures	(482,358)	(429,347)

Net cash used in investing activities	(482,358)	(429,347)

Cash flows from financing activities:

Proceeds from line of credit	21,578	—

Net proceeds from sale of common stock through employee stock purchase plan	243,184	252,517

Net proceeds from exercise of stock options and warrants	216,603	34,407

Principal payments on capital lease obligations	(17,827)	(4,141)

Net cash provided by financing activities	463,538	282,783

Effects of exchange rate changes on cash and cash equivalents	—	(18,920)

Net increase (decrease) in cash	(93,417)	(1,576,811)

Cash and cash equivalents, beginning of year	7,210,937	16,244,591

Cash and cash equivalents, end of period	$7,117,520	$14,667,780

Supplemental disclosure of cash flow information:

Cash paid for interest	$13,307	$7,575

Cash paid for taxes	$—	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Consolidated Financial Statements

(Information for March 31, 2002 and March 31, 2001 is unaudited)

1     Organization and Acquisition

         Radyne ComStream Inc. (the Company) is incorporated in Delaware and has operations in Phoenix and Chandler, Arizona and in San Diego, California. The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data over satellite, microwave and cable communication networks.

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

         Armer Communications Engineering Services, Inc. (“Armer”), acquired in 2000, specializes in the integration and installation of ground segment equipment and networks for a wide range of satellite-based telecommunications systems and applications.

         Description of Acquisitions

         On April 19, 2001, Tiernan Radyne ComStream Inc. (“TRC”), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (“TCI”) through a private foreclosure sale relating to a secured note TRC had purchased for $3.9 million in cash. Product lines acquired include standard digital TV encoders, high definition TV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition was recorded in accordance with the “purchase method” of accounting.

2     Summary of Significant Accounting Policies

(a) Basis of Presentation

         The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(b) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that the estimates and assumptions are reasonable in the circumstances; however, actual results could differ from these estimates under different future conditions.

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

(h) Intangible Assets

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired in the ComStream acquisition, was amortized on a straight-line basis over ten years through December 31, 2001. Goodwill acquired as a result of the purchase of Armer was amortized on a straight-line basis over 12 years through December 31, 2001. Covenants not to compete are being amortized on a straight-line basis over the contractual term of the covenants of two years.

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

(o) Net Earnings (Loss) Per Share

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

(s) New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

         Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 are not amortized, but continues to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001.

         Statement 141 requires, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we were required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. SFAS No. 142 also requires us to complete a transitional goodwill impairment test on or before June 30, 2002. We are in the process of completing this analysis. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of December 31, 2001, we have unamortized goodwill of approximately $4.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $449,000 for the year ended December 31, 2001 and $81,000 for the first quarter of 2001.

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

Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. There was no material impact on the Company’s financial position, results of operations or liquidity as a result of this adoption.

3     Inventories

	March 31, 2002	December 31, 2001

Inventories consist of the following:

Raw materials and components	$13,590,401	$11,163,147

Work in process	3,647,092	4,228,708

Finished goods	1,818,253	2,433,218

Total	$19,055,746	$17,825,073

4     Property and Equipment

	March 31, 2002	December 31, 2001

Property and equipment consist of the following:

Machinery and equipment	$5,553,459	$5,473,370

Furniture and fixtures	3,988,598	3,659,236

Leasehold improvements	805,721	786,648

Computers and software	800,922	747,087

	11,148,700	10,666,341

Less accumulated depreciation & amortization	(6,745,878)	(6,309,754)

Total	$4,402,822	$4,356,587

5     Accrued Expenses

	March 31, 2002	December 31, 2001

Accrued expenses consist of the following:

Wages and related payroll taxes	$990,317	$1,299,951

Professional fees	170,887	243,224

Warranty reserve	1,199,162	1,255,670

Other	1,118,283	1,180,239

Total	$3,478,649	$3,979,084

6     Earnings (Loss) Per Share

         A summary of the reconciliation from basic earnings (loss) per share to diluted earnings per share follows:

	Quarter ended
	March 31,

	2002	2001

Earnings (loss) available to common stockholders	$(304,087)	$855,588

Basic EPS-weighted average shares outstanding	15,093,103	14,884,732

Basic earnings (loss) per share	$(.02)	$0.06

Basic EPS-weighted average shares outstanding	15,093,103	14,884,732

Effect of dilutive securities	—	616,907

Dilutive EPS-weighted average shares outstanding	15,093,103	15,501,639

Diluted earnings (loss) per share	$(.02)	$0.06

Stock options not included in diluted EPS since antidilutive	1,560,462	1,335,777

7     Concentrations of Risk

         For the three months ended March 31, 2002 one customer accounted for 11% of the Company’s revenues. Outstanding receivables from this customer were $1,643,953. For the three months ended March 31, 2001 one customer accounted for 16.9% of the Company’s revenues. Outstanding receivables from this customer were $2,186,000. The above customers are not the same from 2001 and 2002.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in the Company’s 2001 Annual Report on Form 10-K.

         Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to: (i) the anticipated reversal of declining bookings and backlog; (ii) continuing market share gains; (iii) expected reduction in research and development expenses as a result of reduction in workforce; (iv) anticipated increases in the levels of business; (v) expansion of current product lines to address new markets and customer requirements; (vi) anticipated increases in sales volume resulting in corresponding decreases in inventory; and (vii) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

         Forward-looking statements involve risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating its strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	the “Risk Factors” set forth in Exhibit 99.1 of our 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002;

•	other factors that we are currently unable to identify or quantify, but may arise or become known in the future.

         In addition, the foregoing factors may affect generally our business, results of operations and financial position.

         Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

         We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We recognize revenues for orders of products to be shipped as we ship the products and transfer ownership to our customers. We maintain allowances for sales returns.

•	Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Long-Lived Assets. We estimate the useful lives of our property and equipment and identifiable intangibles. We may experience losses if these assets suffered impairment due to the useful lives ultimately being shorter than they were originally estimated or if the carrying value of the long-lived assets is not recoverable from our operations.

•	Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting any product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	Inventories. We write down our inventory for estimated obsolescence or the inability to market its inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

         Results of operations for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001, were as follows:

         Net sales decreased 5% to $15.2 million during the period ended March 31, 2002 from $16.0 million during the period ended March 31, 2001 due to several factors. As a result of a downturn in current market conditions in the telecommunications industry, we have experienced a decline in the backlog of orders to be shipped during the current quarter compared to the first quarter of 2001. While we have realized success in introducing our new product lines into the market, bookings for our existing core product lines have decreased as the industry attempts to reduce capital expenditures. We anticipate a reversal in this trend as the supply of equipment in the field is reduced and market conditions improve. Because bookings for our new product lines did not immediately translate into sales, our legacy products continued to represent a majority of our total revenue. Although our overall backlog decreased, our marketing and business development teams continue to penetrate new markets and gain access to new customers in the markets where we already have a presence. We believe we continue to gain market share despite the current economic downturn.

         Cost of sales as a percentage of net sales increased to 60% during the three month period ended March 31, 2002 from 59% during the three month period ended March 31, 2001. This increase is primarily due to the decrease in sales compared to the prior period, which resulted in an increase in overhead costs as a percentage of total costs, because of underutilization and lower absorption of fixed costs. In addition, a larger portion of our business is related to the integration and installation of equipment, which typically has lower margins than we achieve from the sale of equipment.

         Selling, general and administrative costs increased 8% to $3.6 million (24% of sales) during the three month period ended March 31, 2002 from $3.3 million (21% of sales) during the three month period ended March 31, 2001. General and administrative expenses related to the Tiernan product lines, which were acquired in the second quarter of 2001, is the primary reason for the increase in selling, general and administrative costs between the respective periods and was offset by $81,000 of goodwill amortization that was not recorded in the first quarter of 2002.

         Research and development expenditures increased 28% to $2.8 million (19% of sales) during the three month period ended March 31, 2002 from $2.2 million (14% of sales) during the three month period ended March 31, 2001. These expenditures fluctuate from period to period depending on the staging of on-going projects. Also, the expenses for the three month period ended March 31, 2002 include research projects related to the Tiernan product lines, which were acquired during the second quarter of 2001. We expect these expenses to reduce in the near term as a result of the reduction in our workforce during the three month period ended March 31, 2002. However, we may rehire some of the affected personnel if the economy improves and our sales increase as a result of such improvement.

         Net interest income (interest income less interest expense) decreased to $25,000 in the three month period ended March 31, 2002 from $239,000 in the three month period ended March 31, 2001. This was mainly the result of our lower cash levels and lower interest rates during the period ended March 31, 2002 compared to the three month period ended March 31, 2001.

         New-orders-booked (Bookings) increased by 5% to $12.5 million for the three month period ended March 31, 2002 from $11.9 million during the three month period ended March 31, 2001. The increase in Bookings is primarily due to the acquisition of the Tiernan product lines and offset by decreases in our core product lines due to the above-mentioned downturn in market conditions.

         Backlog (the level of unfilled-orders-to-ship) decreased 6% to $12.2 million at March 31, 2002 from $13.0 million at March 31, 2001 as a result of the low volume of bookings.

Liquidity and Capital Resources

         Working capital was $36.2 million at March 31, 2002, an increase in working capital of $246,000 (0.7%) from $36.0 million at December 31, 2001. This increase is primarily attributed to an increase in current assets of approximately $748,000 during the first three months of the current period and offset by an increase in current liabilities of $502,000. The increase in current assets was due to greater inventory, which, in turn, resulted from the lower sales volumes.

         Net cash used in operating activities was $75,000 for the three month period ended March 31, 2002, as compared to cash used of $1.4 million in the three months ended March 31, 2001. This decrease in cash used is primarily attributed to the decrease in cash used for increases in inventories of $1.2 million in the current period compared to an increase in inventories of $2.2 million in the first quarter of 2001. Other factors included cash provided by a reduction in accounts receivables of $341,000 compared to cash used for an increase in accounts receivables of $70,000 in the year earlier period; cash used in the reduction of accrued expenses during the current period compared to cash used of $1.2 million in the year earlier period; and cash provided by an increase in trade accounts payables of $708,000 during the three months ended March 31, 2002 compared to cash provided of $642,000 during the three months ended March 31, 2001.

         Cash used in investing activities consisted of additions to property and equipment of $482,000 during the three month period ended March 31, 2002, as compared to additions of $429,000 during the three month period ended March 31, 2001.

         Net cash provided by financing activities increased to $464,000 from $283,000 for the three month periods ended March 31, 2002 and March 31, 2001, respectively. Cash provided by financing activities primarily consisted of proceeds received from the exercise of employee stock options and the Company’s employee stock purchase plan, which provided proceeds of $217,000 and $243,000, respectively during the three month period ended March 31, 2002, compared to proceeds provided of $34,000 and $253,000, respectively during the period ended March 31, 2001.

         As a result of the foregoing, our cash balances decreased by $93,000 during the three month period ended March 31, 2002, compared to a decrease in cash balances of $1.6 million during the three month period ended March 31, 2001.

         In addition, we have secured a committed line of credit with a bank in the amount of $10.0 million. As of March 31, 2002, there was a $21,578 outstanding balance on this line of credit.

Our future debt and lease obligations are summarized by year as follows (in thousands):

		Minimum Lease	Total Cash
	Debt Maturities	Commitments	Obligations

2002	$—	2,122	2,122

2003	—	2,127	2,127

2004	—	2,122	2,122

2005	—	1,291	1,291

2006	—	1,063	1,063

Thereafter	—	1,879	1,879

Total	$—	10,604	10,604

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of March 31, 2002, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of $100,000, which is immaterial to our consolidated financial statements.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibit Description

3.1(1)	Certificate of Incorporation

3.2(2)	Bylaws

10.1(3)	Change of Control Agreement, dated as of March 20, 2002, by and between the Registrant and Robert C. Fitting.

10.2(3)	Change of Control Agreement, dated as of March 20, 2002, by and between the Registrant and Steven Eymann.

10.3(3)	Change of Control Agreement, dated as of March 20, 2002, by and between the Registrant and Brian Duggan.

(1)	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(3)	Filed herewith.

(b) Registrant did not file any reports on Form 8-K during the three month period ended March 31, 2002.

Items 1,2,3,4, and 5 are not applicable and have been omitted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002	RADYNE COMSTREAM INC.

	By:	/s/ Garry D. Kline

Garry D. Kline Vice President, Finance (Chief Financial Officer and Accounting Officer)

EXHIBIT INDEX

(a) Exhibit Description

3.1(1)	Certificate of Incorporation

3.2(2)	Bylaws

10.1(3)	Change of Control Agreement, dated as of March 20, 2002, by and between the Registrant and Robert C. Fitting.

10.2(3)	Change of Control Agreement, dated as of March 20, 2002, by and between the Registrant and Steven Eymann.

10.3(3)	Change of Control Agreement, dated as of March 20, 2002, by and between the Registrant and Brian Duggan.

(1)	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(3)	Filed herewith.