Form 10-Q
period 2002-06-30
RADYNE COMSTREAM INC
filed 2002-08-19
CIK 718573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended June 30, 2002.

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

YES       NO

         The registrant had 15,234,693 shares of its common stock, par value $.001, outstanding as of August 15, 2002.

PART I – FINANCIAL INFORMATION

RADYNE COMSTREAM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

ITEM 1	Unaudited	Audited

Assets

Current assets:

Cash & cash equivalents	$10,874,564	$7,210,937

Accounts receivable — trade, net of allowance for doubtful accounts	11,375,930	14,785,039

Inventories, net	14,685,681	17,825,073

Deferred tax assets	—	2,552,549

Prepaid expenses	567,499	795,396

Total current assets	37,503,674	43,168,994

Property and equipment, net	4,937,324	4,356,587

Other assets:

Purchased technology, net of accumulated amortization	995,000	1,195,000

Goodwill, net of accumulated amortization	4,281,205	4,204,986

Deferred tax assets	2,552,549	—

Deposits and other intangibles	166,590	314,933

Total other assets	7,995,344	5,714,919

	$50,436,342	$53,240,500

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	$39,642	$77,385

Accounts payable, trade	1,516,654	2,472,486

Accrued expenses	3,347,458	3,979,084

Customer advances	1,011,603	601,836

Taxes payable	—	78,900

Total current liabilities	5,915,357	7,209,691

Deferred rent	100,755	145,582

Obligations under capital leases, excluding current installments	34,228	36,195

Accrued stock option compensation	501,073	501,809

Total liabilities	6,551,413	7,893,277

Stockholders’ equity:

Preferred stock, $.001 par value, 10,000,000 shares authorized; shares issued and outstanding, 0 at June 30, 2002 and December 31, 2001	—	—

Common stock, $.001 par value, 50,000,000 shares authorized; shares issued and outstanding 15,234,693 at June 30, 2002 and 15,020,676 at December 31, 2001	15,235	15,021

Additional paid-in capital	50,773,766	50,022,868

Accumulated deficit	(6,881,085)	(4,671,746)

Foreign currency translation adjustment	(22,987)	(18,920)

Total stockholders’ equity	43,884,929	45,347,223

	$50,436,342	$53,240,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales	$15,908,902	$16,464,784	$31,102,539	$32,463,421

Cost of sales	12,354,897	8,749,673	21,479,868	18,137,746

Gross profit	3,554,005	7,715,111	9,622,671	14,325,675

Operating expenses:

Selling, general and administrative	3,698,345	4,256,205	7,277,211	7,581,154

Research and development	2,000,696	2,972,076	4,819,756	5,181,799

Total operating expenses	5,699,241	7,228,281	12,096,967	12,762,953

Earnings (loss) from operations	(2,145,236)	486,830	(2,474,296)	1,562,722

Other (income) expense:

Interest expense	8,179	12,544	21,486	20,199

Other (income)	(248,163)	(116,744)	(286,443)	(364,152)

Earnings (loss) before income taxes	(1,905,252)	591,030	(2,209,339)	1,906,755

Income taxes	—	298,411	—	758,547

Net earnings (loss)	$(1,905,252)	$292,619	$(2,209,339)	$1,148,208

Basic net earnings (loss) per common share	$(0.13)	$0.02	$(0.15)	$0.08

Diluted net earnings (loss) per common share	$(0.13)	$0.02	$(0.15)	$0.07

Weighted average shares used in computation — Basic	15,156,357	14,904,573	15,125,359	14,894,707

Weighted average shares used in computation — Diluted	15,156,357	15,451,914	15,125,359	15,476,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	June 30, 2002	June 30, 2001
Cash flows from operating activities:

Net earnings (loss)	$(2,209,339)	$1,148,208

Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) Operating activities:

Depreciation and amortization	1,252,439	1,750,167

Increase (decrease) in cash resulting from changes in:

Accounts receivable	3,409,109	998,866

Inventories	3,139,392	(5,630,657)

Deferred tax assets	10,562	632,360

Prepaid expenses	227,897	(16,428)

Deposits and other intangibles	6,504	2,108

Accounts payable, trade	(955,832)	1,012,673

Accrued expenses	(631,514)	(1,057,363)

Customer advances	409,767	(200,632)

Taxes payable	(78,900)	(1,100)

Deferred rent	(44,827)	(24,538)

Accrued stock option compensation	(736)	(3,604)

Net cash provided by (used in) operating activities	4,534,522	(1,389,940)

Cash flows from investing activities:

Capital expenditures	(1,506,078)	(927,030)

Acquisition, net of cash acquired	(76,214)	(4,081,000)

Net cash used in investing activities	(1,582,297)	(5,008,030)

Cash flows from financing activities:

Net proceeds from exercise of stock options	306,923	142,756

Net proceeds from sale of common stock through employee stock purchase plan	444,189	252,517

Principal payments on capital lease obligations	(39,710)	(8,384)

Net cash provided by financing activities	711,402	386,889

Effects of exchange rate changes on cash and cash equivalents	—	(18,920)

Net increase (decrease) in cash	3,663,627	(6,030,001)

Cash and cash equivalents, beginning of year	7,210,937	16,244,591

Cash and cash equivalents, end of period	$10,874,564	$10,214,590

Supplemental disclosure of cash flow information:

Cash paid for interest	$21,486	$20,119

Cash paid for taxes	$—	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADYNE COMSTREAM INC.

Notes to Condensed Consolidated Financial Statements
(Information for June 30, 2002 and June 30, 2001 is unaudited)

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

2      Summary of Significant Accounting Policies

(a)  Basis of Presentation

         The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001.

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

(g)  Property and Equipment

         Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements which extend the useful lives of the assets are capitalized. Depreciation and amortization of machinery and equipment are computed using the straight-line method over an estimated useful life of three to ten years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or estimated useful lives of the assets.

(h)  Intangible Assets

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired in the ComStream acquisition, was amortized on a straight-line basis over ten years through December 31, 2001. Goodwill acquired as a result of the purchase of Armer was amortized on a straight-line basis over 12 years through December 31, 2001. Covenants not to compete are being amortized on a straight-line basis over the contractual term of the covenants of two years. Goodwill is not being amortized after December 31, 2001 (see “New Accounting Pronouncements”).

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

(o)  Net Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company.

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

(s)  New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144, see below).

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, are not amortized. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Amortization of such assets ceased on January 1, 2002 upon adoption of SFAS 142. The effect of the Company’s adoption of this method of accounting resulted in a reduction in amortization expense of $136,635 (basic and diluted earnings per share impact of $0.01) and $273,270 (basic and diluted earnings per share impact of $0.02) for the three and six-month period ended June 30, 2002, respectively.

Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication existed that the reporting unit goodwill may be impaired and the Company would be required to perform the second step of the transitional impairment test. In this step, the Company is to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which are to be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

As a result of the performance of the first step of the transitional impairment test, the Company has identified impairment to the goodwill recorded in one of its two reporting units of its one operating segment. The transitional impairment loss, once quantified, will be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, “Provisions, Contingent Liabilities, and Contingent Assets”. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position and results of operations of the Company.

3 Inventories	June 30, 2002	December 31, 2001

Inventories consist of the following:

Raw materials and components	$10,650,853	$11,163,147

Work in process	2,390,062	4,228,708

Finished goods	1,644,766	2,433,218

Total	$14,685,681	$17,825,073

4 Property and Equipment	June 30, 2002	December 31, 2001

Property and equipment consist of the following:

Machinery and equipment	$6,462,054	$5,473,370

Furniture and fixtures	4,054,866	3,659,236

Leasehold improvements	805,721	786,648

Computers and software	849,778	747,087

	12,172,419	10,666,341

Less accumulated depreciation & amortization	(7,235,095)	(6,309,754)

Total	$4,937,324	$4,356,587

5 Accrued Expenses	June 30, 2002	December 31, 2001

Accrued expenses consist of the following:

Wages and related payroll taxes	$931,894	$1,299,951

Professional fees	146,981	243,224

Warranty reserve	1,205,500	1,255,670

Accrued Commissions	436,523	438,063

Other	626,672	742,176

Total	$3,347,570	$3,979,084

6      Earnings (loss)/ Per Share

A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net earnings (loss)	($1,905,252)	$292,619	($2,209,339)	$1,148,208

Basic EPS- weighted average shares outstanding	15,156,357	14,904,573	15,125,359	14,894,707

Basic earnings (loss) per share	($0.13)	$0.02	($0.15)	$0.08

Basic weighted average shares	15,156,357	14,904,573	15,125,359	14,894,707

Effect of diluted stock options	—	547,341	—	582,124

Diluted EPS- weighted average shares outstanding	15,156,357	15,451,914	15,125,359	15,476,831

Diluted earnings (loss) per share	($0.13)	$0.02	($0.15)	$0.07

Stock options not included in diluted EPS since antidilutive	3,622,235	2,479,950	3,622,235	2,479,950

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

         Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	other factors to which this report refers or to which our 2001 Annual Report on Form 10-K refers.

•	other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

         In addition, the foregoing factors may affect generally our business, results of operations and financial position.

         Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.

Results of Operations

         Results of operations for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001, were as follows:

         Net sales decreased 3% to $15.9 million during the three-month period ended June 30, 2002 from $16.5 million during the three-month period ended June 30, 2001 due to several factors. As a result of the prolonged downturn in market conditions in the telecommunications industry, we experienced a decline in bookings and sales during the current quarter compared to the second quarter of 2001. While we anticipate that this trend will reverse when market conditions improve, we cannot guarantee that these conditions will turn around anytime soon, if at all. We have realized success in introducing our new product lines into the market, however, due to the continuing market downturn, sales of these products have been lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when and if market conditions improve.

         Cost of sales as a percentage of net sales increased to 78% during the three-month period ended June 30, 2002 compared to 53% for the three-month period ended June 30, 2001. The higher costs included the write-off of non-productive product lines, which we expensed during the quarter, of approximately $1.1 million (7% of sales), higher warranty costs of approximately $.3 million (2% of sales), unabsorbed overhead of approximately $1 million (6% of sales) and a write-off of excess and obsolete inventories of approximately $.4 million (3% of sales). The remaining differences are due to the mix of products sold during the period.

         Selling, general and administrative costs decreased to $3.7 million (23% of sales) during the three-month period ended June 30, 2002 from $4.2 million (25.9% of sales) during the three-month period ended June 30, 2001. This reduction was primarily due to the reduction in personnel during the late part of the first quarter, and to the excess costs experienced in the beginning of the prior year’s second quarter due to the addition of the operations of the Tiernan Radyne ComStream Inc. entity prior to its consolidation with the ComStream facilities. We are continually evaluating alternatives to reduce our selling, general, and administrative costs. We intend to aggressively focus on our selling, general, and administrative costs for the duration of the economic downturn in our industry.

         Research and development expenditures decreased 33% to $2 million (12.6% of sales) during the three-month period ended June 30, 2002 from $3 million (18.1% of sales) during the three-month period ended June 30, 2001. The decrease was primarily due to a reduction in our engineering staff during the first quarter of this year. We intend to continue exploring alternatives to reduce out research and development expenditures. However, these expenditures may fluctuate from period to period depending on the staging of on-going projects. In future periods, we anticipate research and development expenditures may increase as we expand our product lines to address new markets and customer requirements.

         Interest expense decreased to $8,000 in the three-month period ended June 30, 2002 from $12,500 in the three-month period ended June 30, 2001 due to a decrease in the interest rates we pay on our capital lease obligations.

         Other income increased to $248,000 in the three-month period ended June 30, 2002 from $117,000 during the three-month period ended June 30, 2001 primarily due to $185,000 of income from the sale of an investment. This income was partially offset by a decrease in interest income due to reduced rates.

         We made no provision for income taxes in the current period due to losses experienced in the current period compared with a provision of $299,000 during the same period last year.

         Primarily as a result of the factors discussed above, we experienced a net loss of ($1.9 million) during the current quarter compared to net income of $293,000 during the three-month period ended June 30, 2001.

         New-orders-booked (Bookings) decreased to $13.6 million for the three-month period ended June 30, 2002 from $16.1 million during the three-month period ended June 30, 2001 and increased by 11.2% from $12.5 million during the three-month period ended March 31, 2002. This decrease was due to the current market conditions as discussed above.

         Backlog (the level of unfilled-orders-to-ship) decreased to $10 million at June 30, 2002 from $13.2 million at June 30, 2001 and from $12.2 million at March 31, 2002 as a result of lower booking levels, including the cancellation of approximately $.7 million in orders during the period.

         Results of operations for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001, were as follows:

         Net sales decreased 4% to $31.1 million during the six-month period ended June 30, 2002 from $32.5 million during the six-month period ended June 30, 2001 due to several factors. As a result of the prolonged downturn in market conditions in the telecommunications industry and offset by an additional $2.6 million of sales as a result of the Tiernan purchase, we experienced a decline in bookings and sales during the current period compared to the first half of 2001. We anticipate that this trend will reverse when market conditions improve, if at all. We have realized success in introducing our new product lines into the market. However, due to the continuing market downturn, sales of these products were lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when and if market conditions improve.

         Cost of sales increased to $21.5 million (69% of sales) during the six-month period ended June 30, 2002 compared to $18.1 million (56% of sales) during the six-month period ended June 30, 2001. This increase consisted of $1.1 million (4% of sales) related to the write down of inventory from discontinued product lines, $.2 million (1% of sales) related to excess and obsolete inventory as a result of the decrease in sales as discussed above and $.5 million in unabsorbed overhead due to the reduced level of business. The balance of the variance from period to period is related to the mix of products sold.

         Selling, general and administrative costs decreased to $7.3 million (23% of sales) during the six-month period ended June 30, 2002 from $7.6 million (23% of sales) during the six-month period ended June 30, 2001. This reduction was primarily due to the reduction in personnel during the late part of the first quarter and to the excess costs experienced in the beginning of the prior year’s second quarter due to the addition of the operations of the Tiernan Radyne ComStream Inc. entity, prior to its consolidation with the ComStream facilities. We are continually evaluating alternatives to reduce our selling, general and administrative costs. We intend to aggressively focus on our selling, general and administrative costs for the duration of the economic downturn in our industry.

         Research and development expenditures decreased 7% to $4.8 million during the six-month period ended June 30, 2002 from $5.2 million during the six-month period ended June 30, 2001. The decrease was primarily due to a reduction in our engineering staff during the first quarter of this year. We intend to continue exploring alternatives to reduce out research and development expenditures. These expenditures fluctuate from period to period depending on the staging of on-going projects. During the first quarter of 2002, we reduced the workforce in the Research and Development section due to the ongoing contraction of business in the telecommunications market sector.

         Interest expense increased to $21,500 in the six-month period ended June 30, 2002 from $20,000 in the six-month period ended June 30, 2001.

         Other income (which includes interest income) decreased to $286,000 in the six-month period ended June 30, 2002 from $364,000 during the six-month period ended June 30, 2001, due mainly from a decrease in average cash balances and declining interest rates, offset by $185,000 of income from the sale of stock obtained from an insurance company.

         The Company made no provision for income taxes in the current six-month period compared with a provision of $759,000 during the same period last year due to the losses experienced in the current period.

         As a result of the above, the Company experienced a net loss of ($2.2 million) during the current six-month period compared to net income of $1.1 million during the six-month period ended June 30, 2001.

         New-orders-booked (Bookings) decreased by 8% to $26.1 million for the six-month period ended June 30, 2002 from $28 million during the six-month period ended June 30, 2001. This decrease was due to current market conditions as discussed above and includes the cancellation of approximately $.7 million in orders during the period.

         Backlog (the level of unfilled-orders-to-ship) decreased to $10 million at June 30, 2002 from $13.2 million at June 30, 2001 and from $12.2 million at March 31, 2002 primarily as a result of the lower booking levels, including the cancellation of approximately $.7 million in orders during the period.

Liquidity and Capital Resources

         Working capital was $31.6 million at June 30, 2002, a decrease in working capital of $4.4 million (12.2%) from the $36.0 million in working capital at December 31, 2001. This decrease was primarily attributable to a decrease in current assets of approximately $6.4 million during this most recent three-month period offset by a decrease in current liabilities of approximately $1.8 million. The decrease in current assets was due to reduced accounts receivables, inventory levels, prepaid expenses and a reclassification of deferred tax assets.

         Total cash increased by $3.7 million during the six-month period ended June 31, 2002 compared to a reduction of cash of ($6 million) during the first six months of 2001 due to the following factors.

         Net cash provided by operating activities was $4.5 million for the six-month period ended June 30, 2002, as compared to cash used of ($1.4 million) by operating activities during the six-month period ended June 30, 2001. This increase in cash was primarily attributable to the reduction of accounts receivables in the amount of $3.4 million and inventories of $3.1 million. This increase was offset by a reduction in accounts payables and accrued expenses in the amount of $1.6 million. Other factors contributing to the increase in net cash included an increase in customer advances of approximately $410,000 during 2002 compared to a decrease of $201,000 during the same period in 2001.

         Cash used in investing activities was $1.6 million for the six-month period ended June 30, 2002 compared to $5 million for the six-month period ended June 30, 2001. The decrease between the two periods was due to assets, net of cash, acquired from Tiernan in the prior period. We also added property and equipment of $1.5 million during the six-month period ended June 30, 2002 as compared to $.9 million during the six-month period ended June 30, 2001.

         Net cash provided by financing activities increased to $711,000 from $387,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. The primary source of this cash was net proceeds from the exercise of stock options ($307,000 and $143,000) and common stock sold through the Employee Stock Purchase Plan ($446,000 and $253,000) during the six months ended June 30, 2002 and June 30, 2001, respectively, offset by principal payments made on capital lease obligations of $42,000 and $8,000 for the period ended June 30, 2002 and 2001, respectively.

         As a result of the foregoing, our cash balances increased by $3.7 million during the six-month period ended June 30, 2002 compared to a reduction of cash of ($6.0 million) during the first six months of 2001.

         We also have a committed line of credit with a bank in the amount of $10 million. However, as of June 30, 2002, we were in default of certain covenants related to profitability. Management expects that the bank will waive these covenants for the remainder of this year, although there is no guarantee the bank will do so. As of June 30, 2002, there was no outstanding balance on this line of credit.

         We believe that cash and cash equivalents on hand, anticipated future cash receipts, and borrowings available under our credit facility will be sufficient to meet our obligations as they become due for the next twelve months. However, a decrease in our sales or demand for our products or services would likely adversely affect our working capital amounts. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions. For more detailed information, see our Risk Factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of June 30, 2002, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of approximately $100K, which is not material to our consolidated financial statements.

Item 4 — Submission of Matters to a Vote of Security Holders

         On May 22, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders: (i) elected to the Board of Directors Lim Ming Seong, Lee Yip Loi, Dennis W. Elliott, Tang Kum Chuen, Robert C. Fitting, and C.J. Waylan; and (ii) approved an amendment to the Radyne ComStream Inc. 2000 Long Term Incentive Plan, which increased the shares available for issuance under the Plan from 2.5 million to 4 million.

         The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

Election of Directors:	Votes For	Votes Withheld

Lim Ming Seong	14,202,578	279,655

Lee Yip Loi	14,220,578	261,655

Dennis W. Elliott	14,221,678	260,555

Tang Kum Chuen	14,198,666	283,567

Robert C. Fitting	14,203,478	278,755

C.J. Waylan	14,223,578	258,655

	Votes For	Votes Against	Abstentions

Amendment to Plan:	14,223,978	-0-	258,255

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibit	Description

3.1(1)	Certificate of Incorporation

3.2(2)	Bylaws

99.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(3)	Filed herewith.

(b)	Registrant did not file any reports on Form 8-K during the three month period ended June 30, 2002.

Items 1,2,3,4, and 5 are not applicable and have been omitted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2002	RADYNE COMSTREAM INC.

	By:	/s/ Garry D. Kline

Garry D. Kline Vice President, Finance (Authorized Officer, Primary Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

(a) Exhibit	Description

3.1(1)	Certificate of Incorporation

3.2(2)	Bylaws

99.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(3)	Filed herewith.