Form 10-Q
period 2002-09-30
RADYNE COMSTREAM INC
filed 2002-11-14
CIK 718573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2002.

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

YES   X      NO

         The registrant had 15,234,693 shares of its common stock, par value $.001, outstanding as of October 31, 2002.

PART I – FINANCIAL INFORMATION

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

ITEM 1	Unaudited	Audited
	(000's)	(000's)
Assets

Current assets:

Cash & cash equivalents	$13,750	$7,211

Accounts receivable – trade, net of allowance for doubtful accounts	9,058	14,785

Inventories, net	12,927	17,825

Deferred tax assets	—	2,553

Prepaid expenses	503	795

Total current assets	36,238	43,169

Property and equipment, net	4,403	4,357

Other assets:

Purchased technology, net of accumulated amortization	—	1,195

Goodwill, net of accumulated amortization	4,281	4,205

Deferred tax assets	2,548	—

Deposits and other intangibles	109	315

Total other assets	6,938	5,715

	$47,579	$53,241

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of obligations under capital leases	$23	$77

Accounts payable, trade	1,182	2,473

Accrued expenses	4,180	3,979

Customer advances	557	602

Taxes payable	—	79

Total current liabilities	5,942	7,210

Deferred rent	87	146

Obligations under capital leases, excluding current installments	32	36

Accrued stock option compensation	501	502

Total liabilities	6,562	7,894

Stockholders’ equity:

Preferred stock, $.001 par value, 10,000,000 shares authorized; shares issued and outstanding, 0 at September 30, 2002 and December 31, 2001	—	—

Common stock, $.001 par value, 50,000,000 shares authorized; shares issued and outstanding 15,234,693 at September 30, 2002 and 15,020,676 at December 31, 2001	15	15

Additional paid-in capital	50,771	50,023

Accumulated deficit	(9,746)	(4,672)

Foreign currency translation adjustment	(23)	(19)

Total stockholders’ equity	41,017	45,347

	$47,579	$53,241

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	$12,841	$16,958	$43,944	$49,422

Cost of sales	8,407	9,753	29,888	27,891

Restructuring charge	431	—	431	—

Gross profit	4,003	7,205	13,625	21,531

Operating expenses:

Selling, general and administrative	2,871	3,834	9,951	11,416

Research and development	1,946	2,757	6,766	7,938

Asset impairment charges	995	—	995	—

Restructuring charge	1,100	—	1,100	—

Total operating expenses	6,912	6,591	18,812	19,354

Earnings (loss) from operations	(2,909)	614	(5,187)	2,177

Other (income) expense:

Interest expense	13	12	34	32

Other (income)	(57)	(93)	(147)	(457)

Earnings (loss) before income taxes	(2,865)	695	(5,074)	2,602

Income taxes	—	267	—	1,026

Net earnings (loss)	$(2,865)	$428	$(5,074)	$1,576

Basic net earnings (loss) per common share	$(0.19)	$0.03	$(0.33)	$0.11

Diluted net earnings (loss) per common share	$(0.19)	$0.03	$(0.33)	$0.10

Weighted average shares used in computation — Basic	15,234,693	14,978,599	15,161,804	14,922,978

Weighted average shares used in computation — Diluted	15,234,693	15,375,257	15,161,804	15,443,280

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RADYNE COMSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended

	September 30, 2002	September 30, 2001

Cash flows from operating activities:

Net earnings (loss)	$(5,074)	$1,576

Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) operating activities:

Loss on disposal of fixed assets	17	—

Depreciation and amortization	1,412	2,712

Asset impairment charge	995	—

Restructuring charge	1,100	—

Increase (decrease) in cash resulting from changes in:

Accounts receivable	5,727	80

Inventories	4,898	(5,897)

Deferred tax assets	5	880

Prepaid expenses	292	86

Deposits and other	206	2

Accounts payable, trade	(1,291)	390

Accrued expenses	(760)	(1,364)

Customer advances	(45)	(496)

Taxes payable	(79)	(1)

Deferred rent	(59)	(37)

Goodwill	(76)	—

Purchased Technology	200	—

Accrued stock option compensation	(1)	(4)

Net cash provided by (used in) operating activities	7,468	(2,071)

Cash flows from investing activities:

Capital expenditures	(1,615)	(1,551)

Acquisition, net of cash acquired	—	(4,457)

Net cash used in investing activities	(1,615)	(6,008)

Cash flows from financing activities:

Net proceeds from exercise of stock options	306	167

Net proceeds from sale of common stock through employee stock purchase plan	446	513

Stock issuance costs, net	(4)	—

Principal payments on capital lease obligations	(58)	(12)

Net cash provided by financing activities	689	668

Effects of exchange rate changes on cash and cash equivalents	(4)	(19)

Net increase (decrease) in cash	6,539	(7,430)

Cash and cash equivalents, beginning of year	7,211	16,245

Cash and cash equivalents, end of period	$13,750	$8,815

Supplemental disclosure of cash flow information:

Cash paid for interest	$34	$32

Cash paid for taxes	$—	$1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RADYNE COMSTREAM INC.

Notes To Condensed Consolidated Financial Statements

(Information for September 30, 2002 and September 30, 2001 is unaudited)

1   Organization and Acquisition

         Radyne ComStream Inc. (the Company) is incorporated in Delaware and has operations in Phoenix and Chandler, Arizona and in San Diego, California. The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, microwave and cable communication networks.

         ComStream Corp. (ComStream), a major subsidiary acquired in 1998 designs, markets and manufactures satellite data and Internet modems, systems and earth stations.

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

         The interim unaudited condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Such adjustments are of a normal recurring nature. This information should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001.

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

         The Company recognizes revenue upon transfer of title and shipment of product on short-term orders and customer contracts.

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

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired in the ComStream acquisition, was amortized on a straight-line basis over ten years through December 31, 2001. Goodwill acquired as a result of the purchase of Armer was amortized on a straight-line basis over 12 years through December 31, 2001. Covenants not to compete are being amortized on a straight-line basis over the contractual term of the covenants of two years. Goodwill is not being amortized after December 31, 2001, (see “New Accounting Pronouncements”).

(i)	Purchased Technology

         In connection with the acquisition of ComStream, value was assigned to purchased technology. Purchased technology is being amortized on a straight-line basis over the expected period to be benefited of 6.25 years. In the third quarter of 2002, we revalued these assets in light of our restructuring efforts, which included the discontinuance of the product lines represented by the purchased technology. Management believes that the value of these assets has been fully impaired and has charged the value of this asset to expenses in the period ended September 30, 2002.

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

         The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, are not amortized. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Amortization of such assets ceased on January 1, 2002 upon adoption of SFAS 142. The effect of the

Company’s adoption of this method of accounting resulted in a reduction in amortization expense of $137,000 (basic and diluted earnings per share impact of $0.01) and $410,000 (basic and diluted earnings per share impact of $0.03) for the three and nine-month periods ended September 30, 2002, respectively.

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

         As a result of the performance of the first step of the transitional impairment test, the Company has identified impairment to the goodwill recorded in one of its two reporting units of its one operating segment. The transitional impairment loss, once quantified, will be recognized as a cumulative effect of a change in accounting principle, effective January 1, 2002.

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

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in IAS 37, “Provisions, Contingent Liabilities, and Contingent Assets”. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position and results of operations of the Company.

3	Inventories	September 30, 2002	December 31, 2001

	Inventories consist of the following:

	Raw materials and components	$9,897,000	$11,163,000

	Work in process	1,884,000	4,229,000

	Finished goods	1,146,000	2,433,000

	Total	$12,927,000	$17,825,000

4	Property and Equipment	September 30, 2002	December 31, 2001

	Property and equipment consist of the following:

	Machinery and equipment	$6,540,000	$5,473,000

	Furniture and fixtures	4,050,000	3,659,000

	Leasehold improvements	667,000	787,000

	Computers and software	862,000	747,000

		12,119,000	10,666,000

	Less accumulated depreciation & amortization	(7,716,000)	(6,309,000)

	Total	$4,403,000	$4,357,000

5	Accrued Expenses	September 30, 2002	December 31, 2001

	Accrued expenses consist of the following:

	Wages and related payroll taxes	$935,000	$1,300,000

	Professional fees	192,000	243,000

	Warranty reserve	1,233,000	1,256,000

	Accrued commissions	374,000	438,000

	Restructuring costs	791,000	—

	Other	655,000	742,000

	Total	$4,180,000	$3,979,000

The following summarizes changes to restructuring related liabilities for the nine months ended September 30, 2002:

	Accrued Lease	Accrued
	Exit Costs	Severance	Total

Balance, December 31, 2001	$—	$—	$—

Accrual for new activities	791,000	170,000	961,000

Cash payments	—	(170,000)	(170,000)

Balance, September 30, 2002	$791,000	$—	$791,000

6   Earnings (loss)/ Per Share

A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

	Three Months Ended		Nine months Ended
	September 30		September 30

	2002	2001	2002	2001

Net earnings (loss)	($2,865,000)	$428,000	($5,074,000)	$1,576,000

Basic EPS- weighted average shares outstanding	15,234,693	14,978,599	15,161,804	14,922,978

Basic earnings (loss) per share	($0.19)	$0.03	($0.33)	$0.11

Basic weighted average shares	15,234,693	14,978,599	15,161,804	14,922,978

Effect of diluted stock options	—	396,658	—	582,124

Diluted EPS- weighted average shares outstanding	15,234,693	15,375,257	15,161,804	15,443,280

Diluted earnings (loss) per share	($0.19)	$0.03	($0.33)	$0.10

Stock options and warrants not included in diluted EPS since antidilutive	5,624,377	3,915,759	5,624,377	3,915,759

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

         Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) the anticipated reversal of declining bookings, (ii) continuing market share gains, (iii) anticipated increases in the levels of business, (iv) expansion of current product lines to address new markets and customer requirements, (v) anticipated increases in sales volume resulting in corresponding decreases in inventory, (vi) the expectation that the company will be successful in renegotiating its bank line of credit and regain compliance with the applicable covenants; and (vii) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We recognize revenues for orders of products to be shipped as we ship the products and transfer ownership to our customers. We maintain allowances for sales returns.

•	Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Long-Lived Assets. We estimate the useful lives of our property and equipment, goodwill and other identifiable intangibles. We may experience losses if these assets suffered impairment due to the useful lives ultimately being shorter than they were originally estimated or if the carrying value of the long-lived assets are not recoverable from our operations.

•	Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting any product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	Inventories. We write down our inventory for estimated obsolescence or the inability to market its inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Restructuring Charges. The Company records accruals for the estimated future cash expenditures required from restructuring its business. The accruals include estimates of future rent payments and other settlements until the obligation is canceled. Should actual cash expenditures differ from the Company’s estimates, revisions to the estimated restructuring liability would be required.

Results of Operations

         Results of operations for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001, were as follows:

         During the period ended September 30, 2002, management determined that certain assets of the Company were non-performing or under-performing and formulated a plan to reduce costs associated with the production of the products related to these assets. We expensed a total of $2.5 million in the period related to the plan as follows:

•	we laid off 19 employees for which we provided severance costs of $170,000;

•	we abandoned approximately 29,000 square feet of leasehold space for which we provided $930,000 for future rent expense and for abandoned leasehold improvements; and

•	we wrote off the value of unamortized purchased technology, which amounted to $995,000 and the unrealizable value of the inventory related to the products, which amounted to $431,000.

These amounts will be reflected in their respective expense categories below.

         Net sales decreased 24% to $12.8 million during the three-month period ended September 30, 2002 from $17 million during the three-month period ended September 30, 2001 due to several factors. As a result of the prolonged downturn in market conditions in the telecommunications industry, we experienced a decline in bookings and sales during the current quarter and year to date periods compared to the same time frames in 2001. While we anticipate that this trend will reverse when market conditions improve, we cannot guarantee that these conditions will turn around anytime soon, if at all. We have realized success in introducing our new product lines into the market. However, due to the continuing market downturn, sales of these products have been lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when and if market conditions improve.

         Cost of sales as a percentage of net sales increased to 69% during the three-month period ended September 30, 2002 compared to 58% for the three-month period ended September 30, 2001. The higher costs in the current period include the write-off of $431,000 (3.4% of sales) of inventory related to restructuring our operations as explained above. Additionally, we experienced higher unabsorbed overhead of approximately $600,000 (5% of sales) due to slower than anticipated sales resulting from the economic slowdown. The remaining differences are due to the mix of products sold during the period.

         Selling, general and administrative costs decreased to $2.9 million (22% of sales) during the three-month period ended September 30, 2002 from $3.8 million (23% of sales) during the three-month period ended September 30, 2001. This reduction was primarily due to the reductions in personnel during the year to date period, as offset by the costs experienced in moving the operations of the Tiernan Radyne ComStream Inc. entity into the ComStream facilities in the year earlier period. We are continually evaluating alternatives to reduce our selling, general, and administrative costs. We intend to aggressively focus on our selling, general, and administrative costs for the duration of the economic downturn in our industry and, where appropriate in the view of management, make changes to reduce these costs.

         Research and development expenditures decreased 29% to $1.9 million (15% of sales) during the three-month period ended September 30, 2002 from $2.8 million (16.3% of sales) during the three-month period ended September 30, 2001. The decrease was primarily due to a reduction in our engineering staff during the first seven months of this year. We intend to continue exploring alternatives to reduce our research and development expenditures. However, these expenditures may fluctuate from period to period depending on the staging of on-going projects. In future periods, we anticipate research and development expenditures may increase as we expand our product lines to address new markets and customer requirements.

         Asset impairment costs during the period are related to the restructuring plan as explained above. Specifically, the unamortized portion of the technology asset acquired from ComStream of $995,000 was impaired as a result of the implementation of the restructuring plan that we developed during the period. This asset was being amortized over 6.25 years at the rate of $100,000 each quarter. Since there is no realizable future cash flows related to the products represented by the purchased technology asset, we have written off the value of the asset in the current period.

         Restructuring charges, not otherwise identified in costs of sales, were approximately $170,000 related to severance costs for the reduction in force of 19 employees during the quarter, and approximately $930,000 related to costs for the abandonment of leasehold space at our San Diego operations facility.

         Interest expense remained flat year over year at $13,000 in the three-month period ended September 30, 2002 from $12,000 in the three-month period ended September 30, 2001. The small change is due to the varied rates we pay on capitalized lease obligations.

         Other income decreased to $57,000 in the three-month period ended September 30, 2002 from $93,000 during the three-month period ended September 30, 2001 primarily due to a decrease in interest income due to reduced rates on our short-term investments.

         We made no provision for income taxes in the current period due to losses experienced in the current period compared with a provision of $267,000 during the same period last year. Management continues to evaluate the recoverability of the deferred tax assets in light of future earnings projections.

         Because of the factors discussed above, we experienced a net loss of ($2.9 million) (($0.19) per diluted common share) during the current quarter compared to net income of $428,000 ($0.03 per diluted common share) during the three-month period ended September 30, 2001.

         New-orders-booked (Bookings) decreased to $14 million for the three-month period ended September 30, 2002 from $17.7 million during the three-month period ended September 30, 2001. The decrease was due to the current market conditions as discussed above. However, since the first quarter of 2002, bookings have slowly increased sequentially and this has resulted in a Book-to-Bill ratio during the current quarter of 1.1:1, which is the highest level since the first quarter of 2000 (10 consecutive quarterly periods).

         Backlog (the level of unfilled-orders-to-ship) decreased to $11.1 million at September 30, 2002 from $14 million at September 30, 2001 and increased from $9.9 million at June 30, 2002 as a result of lower booking levels including the cancellation of approximately $1 million in orders during the first nine months of this year.

         Results of operations for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001, were as follows:

         During the period ended September 30, 2002, management determined that certain assets of the Company were non-performing or under-performing and formulated a plan to reduce costs associated with the production of the products related to these assets. We expensed a total of $2.5 million in the period related to the plan as follows:

•	we laid off 19 employees for which we provided severance costs of $170,000;

•	we abandoned approximately 29,000 square feet of leasehold space for which we provided $930,000 for future rent expense and for abandoned leasehold improvements; and

•	we wrote off the value of unamortized purchased technology, which amounted to $995,000 and the unrealizable value of the inventory related to the products, which amounted to $431,000.

These amounts will be reflected in their respective expense categories below.

         Net sales decreased 11% to $43.9 million during the nine-month period ended September 30, 2002 from $49.4 million during the nine-month period ended September 30, 2001 due to several factors. As a result of the prolonged downturn in market conditions in the telecommunications industry and offset by an additional $2.6 million of sales as a result of the Tiernan purchase, we experienced a decline in bookings and sales during the current period compared to the first nine-months of 2001. While we anticipate that this trend will reverse when market conditions improve, we cannot guarantee that these conditions will turn around anytime soon, if at all. We have realized success in introducing our new product lines into the market. However, due to the continuing market downturn, sales of these products were lower than expected. We expect sales on our new product lines to generate a significant portion of our revenue when and if market conditions improve.

         Cost of sales increased to $30.3 million (68% of sales) during the nine-month period ended September 30, 2002 compared to $27.9 million (56% of sales) during the nine-month period ended September 30, 2001. This increase consisted of $1.1 million (4% of sales) related to the write down of inventory from discontinued product lines, the write-off of $431,000 (1% of sales) of inventory related to restructuring our operations as explained above, $200,000 (1% of sales) related to excess and obsolete inventory as a result of the decrease in sales as discussed above and $650,000 (1% of sales) in unabsorbed overhead due to the reduced level of business. The balance of the variance from period to period is related to the mix of products sold.

         Selling, general and administrative costs decreased to $10 million (23% of sales) during the nine-month period ended September 30, 2002 from $11.4 million (23% of sales) during the nine-month period ended September 30, 2001. This reduction was primarily due to the reduction in personnel during the late part of the first quarter and to the excess costs experienced in the beginning of the prior year’s third quarter due to the addition of the operations of the Tiernan Radyne ComStream Inc. entity, prior to its consolidation with the ComStream facilities. We are continually evaluating alternatives to reduce our selling, general and administrative costs. We intend to aggressively focus on our selling, general and administrative costs for the duration of the economic downturn in our industry.

         Research and development expenditures decreased 15% to $6.8 million during the nine-month period ended September 30, 2002 from $7.9 million during the nine-month period ended September 30, 2001. The decrease was primarily due to a reduction in our engineering staff during the first quarter of this year. We intend to continue exploring alternatives to reduce research and development expenditures. These expenditures fluctuate from period to period depending on the staging of on-going projects. During the first quarter of 2002, we reduced the workforce in the research and development section due to the ongoing contraction of business in the telecommunications market sector.

         Asset impairment costs during the period are related to the restructuring plan as explained above. Specifically, the unamortized portion of the purchased technology asset of $995,000 was impaired as a result of the implementation of the restructuring plan that we developed during the period. This asset was being amortized over 6.25 years at the rate of $100,000 each quarter. Since there is no realizable future cash flows related to the products represented by the purchased technology asset, we have written off the value of the asset in the current period.

         Restructuring charges, not otherwise identified in costs of sales, were approximately $170,000 related to severance costs for the reduction in force of 19 employees during the quarter, and approximately $930,000 related to costs for the abandonment of leasehold space at our San Diego operations facility.

         Interest expense increased to $34,000 in the nine-month period ended September 30, 2002 from $32,000 in the nine-month period ended September 30, 2001.

         Other income (which includes interest income) decreased to $147,000 in the nine-month period ended September 30, 2002 from $457,000 during the nine-month period ended September 30, 2001, due mainly from a decrease in average cash balances and declining interest rates and by $185,000 of income from the sale of stock obtained from an insurance company during the previous year to date period.

         The Company made no provision for income taxes in the current nine-month period compared with a provision of $759,000 during the same period last year due to the losses experienced in the current period. Management continues to evaluate the recoverability of the deferred tax assets in light of future earnings projections.

         Because of the factors discussed above, we experienced a net loss of ($5.1 million) (($0.33) per diluted common share) during the current nine-month period compared to net income of $1.6 million ($0.10 per diluted common share) during the nine-month period ended September 30, 2001.

         New-orders-booked (Bookings) decreased to $40 million for the nine-month period ended September 30, 2002 from $45.7 million during the nine-month period ended September 30, 2001. The decrease was due to the current market conditions as discussed above.

         Backlog (the level of unfilled-orders-to-ship) decreased to $11.1 million at September 30, 2002 from $14 million at September 30, 2001 and from $9.9 million at June 30, 2002 as a result of lower booking levels including the cancellation of approximately $1 million in orders during the first nine months of this year.

Liquidity and Capital Resources

         Working capital was $30.3 million at September 30, 2002, a decrease of $5.7 million (16%) from the $36.0 million in working capital at December 31, 2001. This decrease was primarily attributable to a decrease in current assets of approximately $7 million during the nine-month period ended September 30, 2002, offset by a decrease in current liabilities of approximately $1.3 million. The decrease in current assets was due to reduced accounts receivables (down 39%, or $5.7 million, from December 31, 2001), inventory levels (down 27%, or $4.9 million, from December 31, 2001), prepaid expenses (down 37%, or $292,000, from December 31, 2001) and a reclassification of deferred tax assets ($2.6 million) from current assets to long term-assets. The decrease in current liabilities was almost entirely made up of a reduction in accounts payable of $1.3 million. This reduction is due to fluctuations in the schedule of payments of trade payables and because of the slower pace that the company is receiving inventory as a result of the economic slow down (lower sales levels).

         Total cash increased by $6.5 million during the nine-month period ended September 31, 2002 compared to a reduction of cash of ($7.4 million) during the first nine months of 2001 due to the following factors:

•	Net cash provided by operating activities was $7.5 million for the nine-month period ended September 30, 2002, as compared to cash used of ($2.1 million) by operating activities during the nine-month period ended September 30, 2001. This increase in cash from operations was primarily attributable to the reduction of accounts receivables in the amount of $5.7 million and inventories of $4.9 million. This was partially offset by the net loss of ($5.1 million) the company experienced, during the year-to-date period, and a reduction in accounts payables of $1.3 million. Other factors contributing to the increase in net cash included an increase in customer advances of approximately $45,000 during 2002 compared to a decrease of $496,000 during the same period in 2001.

•	Cash used in investing activities was $1.6 million for the nine-month period ended September 30, 2002 compared to $6 million for the nine-month period ended September 30, 2001. The decrease of $4.5 million between the two periods was due to assets, net of cash, acquired from Tiernan in the prior period. During the current nine-month period ended September 30, 2002, we added property and equipment of $1.6 million as was the case during the nine-month period ended September 30, 2001.

•	Net cash provided by financing activities was $690,000 and $669,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The primary source of this cash was net proceeds from the exercise of stock options ($306,000 and $167,000) and common stock sold through the Employee Stock Purchase Plan ($446,000 and $513,000) during the nine months ended September 30, 2002 and 2001, respectively, offset by principal payments made on capital lease obligations of $58,000 and $12,000 for the period ended September 30, 2002 and 2001, respectively.

         As a result of the foregoing, our cash balances increased by $6.5 million during the nine-month period ended September 30, 2002 compared to a reduction of cash of ($7.4 million) during the first nine months of 2001.

         We also have a committed line of credit with a bank in the amount of $10 million, for which there was no outstanding balance due as of September 30, 2002. However, as of September 30, 2002, we were in default of certain covenants related to profitability. The company and its lender are currently re-negotiating the terms of the credit facility, which management expects to result in an increase in the allowable capital expenditures from $1.5 million to $2.3 million; the deletion of a covenant regarding allowable ratio of EBITDA to interest expense; the addition of a new covenant that would set the applicable interest rate at LIBOR plus 2.5% in the event EBITDA is negative; a new covenant that net income must exceed $4 million at all times, a new covenant requiring profitability, measured on a quarterly basis; and the application of a 0.15% facility fee, which will result in an annual payment of $15,000.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. As of September 30, 2002, a 1% change in interest rates would, over a year’s period, have a potential pretax impact of approximately $130,000, which is not material to our consolidated financial statements.

Item 4 — Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

                           None

Item 2. Changes in Securities

                           None

Item 3. Defaults upon Senior Securities

                           None

Item 4. Submission of Matters to a Vote of Security Holders

                           None

Item 5. Other Information

                           None

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibit	Description

3.1(1)	Certificate of Incorporation

3.2(2)	Bylaws

99.1(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibit 3.1 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to registrant’s description of capital stock on form 8-A12G, filed on July 13, 2000.

(3)	Filed herewith.

(b)	Registrant did not file any reports on Form 8-K during the three month period ended September 30, 2002.

Items 1,2,3,4, and 5 are not applicable and have been omitted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002		RADYNE COMSTREAM INC.

	By:	/s/ Garry D. Kline

Garry D. Kline Vice President, Finance (Authorized Officer, Primary Financial Officer and Chief Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robert C. Fitting, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radyne ComStream Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert C. Fitting

Robert C. Fitting
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Garry D. Kline, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radyne ComStream Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Garry D. Kline

Garry D. Kline
Chief Financial Officer

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