Form 10-Q/A
period 2002-09-30
RADYNE COMSTREAM INC
filed 2002-11-15
CIK 718573

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

EXPLANATORY NOTE

      This Form 10-Q/A is being filed as Amendment No. 1 to the Form 10-Q of Radyne ComStream Inc. (“Radyne ComStream”) filed with the Securities and Exchange Commission on November 14, 2002 (“Form 10-Q”) for the purpose of amending the disclosure with respect to Radyne ComStream’s line of credit set forth in the Liquidity and Capital Resources Section of Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no other changes to the Form 10-Q.

PART I-FINANCIAL INFORMATION

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

         We also have a committed line of credit with a bank in the amount of $10 million, for which there was no outstanding balance due as of September 30, 2002. However, as of September 30, 2002, we were in default of certain covenants related to profitability. The company and its lender are currently re-negotiating the terms of the credit facility, which management expects to result in an increase in the allowable capital expenditures from $1.5 million to $2.3 million; the deletion of a covenant regarding allowable ratio of EBITDA to interest expense; the addition of a new covenant that would set the applicable interest rate at LIBOR plus 2.5% in the event EBITDA is negative; a new covenant that net losses may not exceed $4 million through December 31, 2002, excluding the write-down of intangible assets related to FASB 142; a continuing covenant, beginning January 1, 2003, requiring profitability of not less than $1, measured on a quarterly basis; and the application of a 0.15% facility fee, which will result in an annual payment of $15,000, whether or not any amounts are actually drawn on the line of credit.

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

PART II — OTHER INFORMATION

NO CHANGES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment no. 1 to its Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002		RADYNE COMSTREAM INC.

	By:	/s/ Garry D. Kline

Garry D. Kline Vice President, Finance (Authorized Officer, Primary Financial Officer and Chief Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robert C. Fitting, certify that:

1.	I have reviewed this quarterly report on Form 10-Q Amendment 1 of Radyne ComStream Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	[Omitted]

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: November 14, 2002

/s/ Robert C. Fitting

Robert C. Fitting
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Garry D. Kline, certify that:

1.	I have reviewed this quarterly report on Form 10-Q Amendment 1 of Radyne ComStream Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	[OMITTED]

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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