Form 10-K
period 2002-12-31
RADYNE COMSTREAM INC
filed 2003-03-31
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-11685

Radyne ComStream Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-2569467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3138 East Elwood Street, Phoenix, Arizona	85034
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (602) 437-9620

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17 million based on the closing price of $3.25 per share of common stock as reported on the Nasdaq Stock Market on June 28,2002. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number shares of the registrant’s common stock, which were outstanding as of the close of business on March 20, 2003, was 15,308,832.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on June 18, 2003.

Disclosure Concerning Forward-Looking Statements

     This Annual Report on Form 10-K, includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements and under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include, but are not limited to: (i) growth in demand for satellite system ground-based equipment and satellite-delivered communications services, (ii) continued global deregulation and privatization of telecommunications carriers, (iii) worldwide demand for Internet over Satellite connectivity and communications services in general, (iv) an increase in total foreign sales, (v) an increase in market share, and (vi) sufficient cash reserves and cash from operations to fund planned future operations and capital requirements through the end of 2003.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause actual results, performance or achievements of Radyne ComStream to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect Radyne ComStream’s results and cause them to materially differ from those contained in the forward-looking statements include:

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

Part I

Item 1. Business

Overview

     We design, manufacture, integrate, install and sell equipment used in the ground-based portion of satellite communication systems to receive and transmit data, video, audio and Internet over satellite, microwave and cable communications networks. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through our Tiernan subsidiary (www.tiernan.com), we supply HDTV and SDTV encoding and transmission equipment, and our Armer subsidiary (www.armercom.com) provides innovative solutions for the integration and installation of turnkey communications systems. Information contained on the foregoing websites is not a part of this report. Through our network of international sales and service offices and area distributors and sales representatives, we serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     Our products have been utilized in major communication systems worldwide, including the following:

•	The world’s highest capacity domestic, digital satellite telephone network-PT Telkom, Indonesia.

•	Italy’s first digital telephone/data network-Telespacio, Italian Railways.

•	Colombia’s first alternate telecommunications network-Anditel.

•	Supplied HDTV Encoders and IRDs for Major Korean Broadcasters

•	Earth stations for the first international satellite links in China, India, Pakistan, Brazil, Haiti and Zambia.

•	One of the world’s largest private satellite broadcast network-Reuters.

•	Supplied complete Data Broadcast network for Shanghia Stock Exchange-over 4,000 sites throughout mainland China.

•	International Cablecasting Technologies — utilizing 40,000 digital audio broadcast receivers.

•	Supply of Ground equipment for delivery of IP over Satellite to major satellite bandwidth providers.

•	First major Internet over Satellite network with 300 terminals deployed in the Dominican Republic for a distance learning application.

•	Major private audio network in Mexico and Central America for a department store chain, which transmits music, advertising and product announcements to all its store locations.

•	Supply of major control room equipment plus engineering, installation and training at new customer service center for PanAmSat Corporation.

•	Broadband satellite modems and frequency converters to provide telephone and Internet connectivity for VSNL, the largest international telecommunications provider in India.

•	High-Speed DVB Modulators for Hughes Direct to PC network.

•	High Definition Television encoders and IRDs for major international sporting events (2002 winter Olympics through NBC, 2002 World Cup through Korea Telecom and various programming through ESPN-Star TV in Singapore).

•	First Internet broadcast network in the Republic of Myanmar.

•	Selected by PamAmSat, Intelsat and ChinaSat as preferred vendor for the deployment of IP over satellite solutions.

•	Major expansion of US Government Satellite Communications Network.

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

Industry Growth

     We believe that demand for satellite system ground-based equipment has been and will continue to be driven by, among other things, the growth of satellite-delivered communications services such as the fixed, mobile, and direct broadcast services described above. We believe that future demand for satellite communications services will be driven principally by the following major factors:

•	Worldwide demand for Internet over Satellite connectivity. A large number of the World Wide Web sites reside in North America and high-speed access to the web will continue to be a major issue.

•	Worldwide demand for communications services in general, including data communications services, high-speed digital television/HDTV and corporate Intranets.

•	The relative cost-effectiveness of satellite communications for many applications, such as digital television delivery, distance learning and IP over satellite.

•	Technological advancements that broaden applications for and increase the capacity in satellite networks.

•	Lack of global terrestrial infrastructure to support increased demand for Broadband and Internet applications and services.

•	U.S. Federal Communications Commission mandate for Television Broadcasters to adopt DTV standards by 2008.

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

International and Rural Telephony

     Satellite communication systems enjoy advantages in international telecommunications markets for several reasons:

•	It is not cost effective to utilize land-based networks in many areas of the world, such as in developing countries where the infrastructure is not in place and modern communications capabilities are just beginning to develop.

•	All areas within a satellite beam receive the same level of service, making it highly attractive in rough terrain or underdeveloped regions.

•	Satellites can be deployed much more rapidly to offer international services.

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

Products and Services

     We offer the following product families:

•	Satellite modems and earth stations.

•	Internet via Satellite terminal equipment.

•	Frequency converters.

•	Data, audio, and video broadcast equipment.

•	Digital video broadcast (DVB) and high-speed modems.

•	Cable and microwave modems.

•	Standard and High Definition Digital Television (HDTV) encoders and IRDs (Integrated Receivers / Decoders).

•	Digital TV ATM and network interface adapters.

     We offer the following services:

•	Design, integration and installation of turnkey communication systems.

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

     Research and development expenses amounted to $8.7 million for the year ended December 31, 2002, $10.8 million for the year ended December 31, 2001 and $9.3 million for the year ended December 31, 2000. A number of new products were either launched or reached an advanced stage of development during these periods.

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

     We participate in approximately six trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our website.

     We maintain a warranty department which also includes customer service and support staff that support customers and distributors and is also responsible for after-sale support and installation supervision. In certain instances, we use third-party companies to install and maintain our products at our customers’ sites.

Customers

     Our customers generally include national and international telecommunications providers, digital television users, including broadcast and cable networks, Internet service providers, financial information providers, systems integrators, and the U.S. government.

     During the years ended December 31, 2002 and 2001, no single customer represented more than 10% of our net sales. For the year ended December 31, 2000 one customer represented 12.4% of our net sales. Because of the nature of our business, we anticipate that any customers that represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

     Our sales in principal foreign markets for the periods indicated consisted of the following percentages of total sales.

	Year ended	Year ended	Year ended
Region	12-31-02	12-31-01	12-31-00

Asia	27%	20%	25%
Africa/Middle East	5%	3%	2%
Latin America	3%	7%	3%
Europe	11%	15%	13%
Canada	1%	1%	1%

Total Foreign Sales	47%	46%	44%

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

	Market Segment

	Satellite Modems &
Principle Companies Within	Small Earth	Broadband
Addressable Market Segment	Stations	IP VSAT	Datacasting	Digital TV	Integration

Comtech EF Data	15%	*	*	*	*
Paradise Datacom (Intelek)	15%	*	*	*	*
Gilat Satellite Networks Ltd.	15%	20%	15%	*	*
Hughes Network Systems	*	30%	5%	*	*
ViaSat	5%	20%	15%	*	*
IDC	*	*	25%	*	*
Tandberg Television ASA	*	*	*	40%	*
Scopus Network Technologies	*	*	*	10%	*
Wegener Corporation	*	*	*	10%	*
IDB Systems	*	*	*	*	20%
Globecomm Systems Inc.	5%	*	*	*	20%
VertexRSI	5%	*	*	*	20%
Radyne ComStream	15%	5%	5%	10%	5%

*	Competitor does not participate in product category or comprises less than 5% of the total market.

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

     We believe we are well positioned to capitalize on the demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:

•	An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team have an average of over 20 years of experience in the satellite communications industry.

•	Our expansive line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements.

•	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

•	Our ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

•	Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including in Boca Raton, Beijing, Singapore, London, Jakarta, and Amsterdam.

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

     We also have patents, which protect certain of our proprietary technology. We have been cautious in seeking to obtain patent protection for our products, since patents often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some of the foreign countries in which we sell our products do not provide the same level of protection to intellectual property as the laws of the United States provide. We will continue to seek patent protection for our proprietary technology in those cases where we think it can be obtained and will provide us with a competitive advantage.

Employees

     As of December 31, 2002, we had 205 full-time employees, including four executive officers, 119 in engineering and manufacturing, 27 in sales and marketing, 20 in installation and customer service and 35 in administration. These figures include employees who are based outside the United States. A union does not represent our employees in their collective bargaining with us. We believe that our relationships with our employees are satisfactory.

Available Information

     Our website is http://www.radynecomstream.com. We make available, free of charge on our website, our annual, quarterly, and current reports, and any amendments to those reports, as soon as practicable after electronically filing the reports with the Securities and Exchange Commission. Information contained on our website is not a part of this report.

Item 2. Properties

     We currently occupy approximately 40,000 square feet of building space in Phoenix, 16,000 square feet in Chandler and 36,000 square feet in our San Diego facility. The lease for our Phoenix facility expires in July 2008 and has an option to renew for two consecutive terms of five years each. The lease for our Chandler facility expires in October 2008 and has an option to renew for five years. The lease for our San Diego facility expires in March 2005 and has an option to renew for two consecutive terms of five years each. We also lease facilities for our regional sales and service offices in Boca Raton, Beijing, Singapore, London, Jakarta, and Amsterdam. We believe that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.

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

     Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

     Our common stock and warrants are quoted on the Nasdaq National Market under the symbol “RADN” and “RADNW,” respectively. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

2000:
First Quarter	$35.00	$6.50
Second Quarter	23.38	11.13
Third Quarter	17.56	7.81
Fourth Quarter	10.13	3.91
2001:
First Quarter	8.63	4.88
Second Quarter	7.36	4.44
Third Quarter	6.17	3.60
Fourth Quarter	6.10	3.54
2002:
First Quarter	7.50	4.66
Second Quarter	4.98	3.10
Third Quarter	3.55	1.25
Fourth Quarter	3.60	1.55

Holders of Record

     As of March 22, 2003, we had approximately 400 holders of record of our common stock.

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

Sale of Unregistered Securities

     During fiscal 2002, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

     The following selected statement of operations data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by our independent auditors, KPMG LLP. The following data is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this 10-K Annual Report.

	Years Ended December 31,
(in thousands, except share data)	2002	2001	2000	1999	1998

STATEMENT OF OPERATIONS DATA:
Net sales	$57,662	$68,471	$70,107	$55,840	$21,112
Cost of sales	38,041	39,559	38,280	29,971	15,808
Inventory write-down	431	—	—	—	—
Gross profit	19,190	28,912	31,827	25,869	5,304

Selling, general and administrative expense	13,471	15,307	13,573	12,355	5,531
Research and development expense	8,665	10,812	9,317	9,127	4,296
Stock option compensation expense	—	—	—	350	1,566
In-process research and development expense	—	—	—	—	3,909
Restructuring charge	1,102	—	—	—	3,100
Asset impairment charges(1)	995	—	—	—	263

Total operating expenses	24,233	26,119	22,890	21,832	18,665

Earnings (loss) from operations	(5,043)	2,793	8,937	4,037	(13,361)
Interest expense	62	54	492	1,910	1,199
Interest income	(236)	(523)	(1,076)	(76)	(23)

Earnings (loss) before income taxes and extraordinary item	(4,869)	3,262	9,522	2,203	(14,537)
Income taxes (benefit)	(196)	1,326	(2,919)	85	—

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	(4,673)	1,936	12,441	2,118	(14,537)
Cumulative effect of change in accounting principle	4,281	—	—	—	—

Extraordinary item	—	—	—	188	—

Net earnings (loss)	$(8,954)	$1,936	$12,441	$2,306	$(14,537)

Basic earnings (loss) per share:
Earnings (loss) before extraordinary item	$(0.59)	$0.13	$0.89	$0.30	$(2.45)
Extraordinary item	0.00	0.00	0.00	0.02	0.00

Net earnings (loss)	$(0.59)	$0.13	$0.89	$0.32	$(2.45)

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary item	$(0.59)	$0.13	$0.81	$0.28	$(2.45)
Extraordinary item	0.00	0.00	0.00	0.02	0.00

Net earnings (loss)	$(0.59)	$0.13	$0.81	$0.30	$(2.45)

Weighted average shares used in computation Basic	15,180,379	14,943,516	13,972,078	7,111,777	5,931,346

Diluted	15,180,379	15,411,568	15,426,297	7,571,425	5,931,346

	Years Ended December 31,
(in thousands, except share data)	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Cash and cash equivalents	$16,230	$7,211	$16,245	$2,948	$225
Working capital (deficit)	33,996	35,959	33,858	(2,555)	(8,804)
Total assets	44,407	53,241	51,844	28,236	29,191
Long-term liabilities	593	684	769	760	16,862
Total liabilities	7,118	7,893	10,030	23,909	44,428
Stockholders’ equity (deficiency)	37,288	45,347	41,814	4,327	(15,237)

Notes: (1) Consists of the write down of designs and drawings in light of the introduction of replacement products in 1998 and the write down of purchased technologies relate to the 1998 ComStream acquisition in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We design, manufacture, integrate, install and sell products, systems and software used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite, microwave and cable communications networks. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through our network of international offices and service centers, we serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     On December 8, 2000, we completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. (“Armer”) for an aggregate purchase price of $1.9 million. This purchase price consisted of $1.2 million in cash and 130,680 shares of our common stock. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in innovative solutions for the integration and installation of turnkey satellite communications systems. This acquisition was recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1.9 million and was recorded as goodwill, which was amortized on a straight-line basis over twelve years until the adoption of SFAS 142 on January 1, 2002, at which time amortization was suspended and new accounting rules took effect. The results of operations of the acquired operations have been included in the accompanying statements of operations from the acquisition date.

     On April 18, 2001, we completed the acquisition of all of the assets of Tiernan Communications, Inc. for an aggregate purchase price of $4.0 million. We manufacture the Tiernan products, which are used in the television broadcast industry. The acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.4 million and has been recorded as goodwill, which was amortized on a straight-line basis over seven years until the adoption of SFAS 142 on January 1, 2001.

     During the third quarter of 2002, we implemented a restructuring plan to reduce costs and address the economic slowdown and negative industry conditions. This plan included the reduction in force of approximately 10% of our workforce in the manufacturing, research and development and sales departments, the abandonment of certain non-performing and under-performing product lines and a provision for the excess space created as a result of these cost cutting measures. This effort resulted in a charge to our operating expenses of approximately $1.5 million; of which $430,826 was charged to cost of sales and the balance was charged to selling, general and administrative expenses. This amount included $170,000 in severance costs.

     As of December 31, 2002, we have reduced our workforce from 259 employees at December 31, 2001 to 205 employees, abandoned certain non-performing and under-performing product lines, reduced our utilized work space in the San Diego facility from approximately 66,000 square feet at December 31, 2001 to 36,000 square feet and paid all charges except for $644,960 in lease exit costs, which will be paid over the lease term expiring in February 2005.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, and contingencies based upon historical results, anticipated future events and various other assumptions, factors, and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     The Securities and Exchange Commission defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgments and estimates. We do not consider revenue recognition to be a critical accounting policy due to the nature of our business in which revenues are generally recognized upon the actual shipment of product and transfer of the risk of ownership to our customers in accordance with SEC Staff Bulletin No. 101, Revenue Recognition in Financial Statements,” as amended. Accordingly, other than for estimates related to warranty obligations, the recording of revenue does not require significant judgments or estimates.

Management believes the Company’s most critical accounting policies and estimates used in the preparation of its consolidated financial statements relate to:

•	Valuation of Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Bad debt reserves are recorded based upon historic default averages as well as through the creation of reserves established for specific customers deemed marginal in their ability to pay based upon factors known at that time. In general, if the financial condition of a customer was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Valuation and Impairment of Intangible Assets. In assessing our goodwill and other intangible assets for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we are required to make significant assumptions about the future cash flows, overall performance, identity and allocation and valuation of the assets including goodwill and other intangibles of our reporting units. Market prices are not readily available for certain businesses, unique physical assets, and most intangible assets to be valued in goodwill impairment tests. Therefore, we estimate fair values using estimating techniques and assumptions that are matters of judgment. Our transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS 142, yielded an impairment charge of $4.3 million, recorded in fourth quarter 2002 as a cumulative effect of change in accounting principle. We have no remaining goodwill on our balance sheet as of December 31, 2002.

•	Warranty Liability. We provide limited warranties on certain of our products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on our claim experience are accrued as cost of sales at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s present estimates, additional warranty liabilities may be required.

•	Valuation of Inventories. Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market. Our inventories include high-technology components and systems sold into rapidly changing and competitive markets, whereby such inventories may be subject to early technological obsolescence. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value. Assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In any case, actual amounts could be different from those estimated.

•	Accounting for Income Taxes. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of our net operating loss carry-forwards is dependent upon our ability to generate sufficient future taxable income. In addition, we consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should we determine that we are not able to realize all or part of our deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

     Our net sales decreased 16% to $ 57.7 million during the year ended December 31, 2002 from $68.5 million during the year ended December 31, 2001. This decrease is primarily attributable to the lingering effects of the economic slowdown over the last two years and was partially offset by full year sales of products from the Tiernan acquisition compared to approximately 8.5 months of those sales during 2001.

     Our cost of sales as a percentage of net sales increased by 9% to 67% during the year ended December 31, 2002 from 58% for the year ended December 31, 2001. The change in costs as a percent of sales is primarily due to changes in the mix of products shipped, namely, the typically lower margins on the Armer products and higher unabsorbed overhead from our core businesses due to the lower sales during the current year. Other factors include a $431,000 inventory write-down taken in the third quarter, which was a result of the abandonment of certain non-performing and under performing product lines and was related to the reduction of our workforce related to manufacturing activities to 77 employees at December 31, 2002 from 97 employees at December 31, 2001, and the abandonment of certain manufacturing facilities as is discussed further below.

     Selling, general and administrative costs decreased to $13.5 million, or 23% of sales, during the year ended December 31, 2002 from $15.3 million, or 22% of sales, for the year ended December 31, 2001. The decrease in expenses during the year is primarily attributed to the cost saving initiatives put in place during the year as a result of the continued depressed market place. These initiatives included the reduction of our workforce related to these activities to 205 employees at December 31, 2002 from 259 employees at December 31, 2001, the reduction of our utilized work space in the San Diego facility from approximately 66,000 square feet at December 31, 2001 to approximately 36,000 square feet at December 31, 2002. The decrease was partially offset by increased spending on our information technologies during the year of approximately $120,000 to upgrade our management information systems in our Phoenix facility. The increase as a percentage of sales was due to the lower sales amounts during the current year compared to the prior period.

     Research and development expenditures decreased to $8.7 million, or 15% of sales during the year ended December 31, 2002 from $10.8 million, or 16% of sales, during the year ended December 31, 2001. We remain committed to invest in our future through technological advances and our efforts to improve our older product lines for manufacturability and lower costs, however, we found it necessary, during the current year, to scale back on these expenditures, in light of the current market situation. Our efforts to reduce costs included the reduction of our workforce related to our research efforts to 42 employees at December 31, 2002 from 57 employees at December 31, 2001. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries, as well as the newly acquired Tiernan product lines, which target the digital television broadcast industry.

     We recorded an asset impairment charge of $995,000 related to the write down of “Purchased Technologies.” This intangible asset, which was originally valued at $2.5 million, was identified as the fair value of proprietary technologies purchased in the 1998 ComStream acquisition and was being amortized on a straight line basis over the expected life of the asset, which was originally estimated to be 6.25 years. It was determined during the third quarter restructuring effort, that this asset had been impaired because the products with which the technologies were associated have been slow moving and rendered low margins and, therefore, we determined to abandon the product lines in favor of newer technologies. This non-cash charge will eliminate the amortization expense related to the intangible asset, which amounted to approximately $400,000 per year.

     During the third quarter of 2002, we implemented a restructuring plan to reduce costs and address the economic slowdown and negative industry conditions. This restructuring plan included the reduction in force of approximately 10% of our workforce in the manufacturing, research and development and sales departments and a provision for the excess space created as a result of these cost cutting measures. This effort resulted in a charge to our operating expenses of approximately $1.1 million. The expense related to the reduction in force was $170,000. As of December 31, 2002, we have reduced our workforce from 259 employees at December 31, 2001 to 205 employees, reduced our utilized work space in the San Diego facility from approximately 66,000 square feet at December 31, 2001 to 36,000 square feet, and paid all charges except for $644,960 in lease exit costs, which will be paid over the lease term expiring in February 2005.

     As a result of the decrease in our gross profit and our higher operating costs, we recorded a loss from operations of $5 million during 2002 compared to earnings of $2.8 million in 2001.

     Interest expense increased to $62,000 in 2002 from $54,000 in 2001, due to higher capitalized lease obligations during the current fiscal year compared to the year ended December 31, 2001.

     Interest income decreased to $236,000 in 2002 from $523,000 in 2001. Though our average cash balance on hand during the year ended December 31, 2002 increased to $11.2 million from $10.9 million during 2001, the lower average interest rate earned during the year reduced to 2.0% compared to 4.8% average in the prior year.

     We recorded an income tax benefit in 2002 of $196,000, due to a tax refund, compared to an income tax expense of $1.3 million in 2001. The decrease in expense is due to the loss incurred in the current fiscal year compared to net income in the prior year. Due to the net loss experienced in 2002 and the priority in which net operating loss carryforwards are utilized, we provided a 100% valuation allowance against the net deferred tax assets arising in 2002.

     We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, the first day of fiscal 2002. Therefore, the amortization of goodwill, which was approximately $449,000 for the year ended December 31, 2001, was suspended effective on that date. We also performed our transitional impairment analysis of goodwill as of January 1, 2002, as required by

SFAS 142. This analysis yielded an impairment charge of $4.3 million, recorded in fourth quarter 2002 as a cumulative effect of change in accounting principle. We have no remaining goodwill on our balance sheet as of December 31, 2002.

     Including restructuring and asset impairment charges and the cumulative effect of change in accounting principle, the Company reported a net loss of $9.0 million, or $0.59 per share on a fully diluted basis for 2002. Net income was $1.9 million or $0.13 per fully diluted share for 2001. Excluding restructuring and asset impairment charges and the cumulative effect of change in accounting principle, we reported a net loss of $2.6 million or $0.17 per fully diluted share for 2002.

     New orders booked (bookings) decreased 15% to $56 million for the year ended December 31, 2002 from $65.6 million for the year ended December 31, 2001. This decrease is primarily due to the economic slowdown over the prior year. Our backlog of orders to be shipped, which are unshipped orders from the prior period plus new orders booked less orders shipped during the period, was $13.4 million as of December 31, 2002, a decrease of 10% from the $14.9 million in backlog as of December 31, 2001. This reduction is a direct result of the lower bookings compared to sales during the current period. Our backlog consists of orders as evidenced by written contracts and/or purchase orders from customers with fixed pricing and delivery dates. We charge cancellation charges for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to us.

Year Ended December 31, 2001 Compared To The Year Ended December 31, 2000

     Our net sales decreased 2% to $68.5 million during the year ended December 31, 2001 from $70.1 million during the year ended December 31, 2000. This decrease is primarily attributable to the economic slowdown over the last year and was offset by sales of products from the Tiernan and Armer acquisitions. The products attributable to these acquisitions accounted for approximately $18.0 million of sales during the current year compared to approximately $2.0 million of sales for the prior year. We experience margins on the Tiernan products that are comparable to our other products and lower margins on the Armer products and services.

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

     We recorded an income tax expense in 2001 of $1.3 million (41% effective tax rate) compared to an income benefit in 2000 of $2.9 million (31% effective tax rate). The benefit recorded in the prior year was primarily due to a tax benefit of $4.3 million in the third quarter of 2000 resulting from the reduction of the valuation allowance pertaining to our net operating loss carryforward.

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

Liquidity and Capital Resources

     We had working capital of $34.0 million at December 31, 2002, which represents a decrease of $2.0 million from $36.0 million at December 31, 2001. Our working capital decreased primarily as a result of a decrease in accounts receivable and inventory of $4.3 million and $7.2 million, respectively. The decreases were offset by an increase in cash of $9.0 million and a decrease in accounts payable of $0.6 million. See the discussion below of events related to this activity.

     Net cash provided by operating activities was $9.7 million for the year ended December 31, 2002 compared to cash used in operating activities of $3.7 million for the year ended December 31, 2001. The change is primarily due to a decrease in inventory of $7.2 million to $10.7 million for the year ended December 31, 2002, compared to an increase of $5.1 million during the year ended December 31, 2001. In addition, accounts receivable decreased by $4.3 million to $10.5 million for the year ended December 31, 2002, compared to an increase of $2.9 million during the year ended December 31, 2001. Accrued expense decreased by only $0.08 million during the year ended December 31, 2002 compared to a decrease of $1.8 million during the year ended December 31, 2001. This activity, which resulted in positive changes in the Company’s cash flow was partially offset by a net loss of $9.0 million for the year ended December 31, 2002 compared to net earnings of $1.9 million for the year ended December 31, 2001. However, the net loss during the current year included items that did not have an effect on cash, such as the cumulative effect of a change in accounting principle of $4.3 million which represented the impairment of the remaining goodwill related to prior year acquisitions, and an asset impairment charge of $1.0 million and depreciation and amortization of $2.5 million, which were included in the net loss for the year ended December 31, 2002 but had no effect on cash. Net cash provided by operating activities was $9.7 million for the year ended December 31, 2002 compared to cash used in operating activities of $3.7 million for the year ended December 31, 2001 and cash provided by operating activities of $5.9 million during the year ended December 31, 2000.

     Cash used in investing activities was $1.5 million for the year ended December 31, 2002 compared to $6.0 million and $2.9 million for the years ended December 31, 2001 and 2000, respectively. The decrease in cash used in investing activities is primarily due to assets, net of cash, acquired from Tiernan Communications in the amount of $4.0 million during the year ended December 31, 2001. In addition, capital expenditures were reduced to $1.5 million for the year ended December 31, 2002 compared to $2.1 million during the year ended December 31, 2001.

     We derived net cash from financing activities of $824,000, $773,000, and $10.2 million during the years ended December 31, 2002, 2001, and 2000, respectively. During the year ended December 31, 2002, net cash from financing activities was generated primarily through the exercise of stock options and stock purchased through our Employee Stock Purchase Plan, which provided net proceeds of $307,000 and $592,000 respectively. During the year ended December 31, 2000, net cash from financing activities was generated primarily through a public offering, which generated cash of $16.3 million, net of offering costs. The exercise of warrants, which were issued in connection with the public offering, provided additional proceeds of $5.4 million. These proceeds were partially offset by payments made on our line of credit of $12.3 million in fiscal 2000.

     We have a credit arrangement with a bank for up to $10 million, based upon 80% of eligible accounts receivable, as defined. The amount of credit available to us under the credit agreement at December 31, 2002 was $8 million. We pay a facility fee of 0.15% for the committed portion of the arrangement whether or not any amounts are actually drawn on the line of credit. At December 31, 2002 and 2001, we had no borrowings against the line of credit.

     The credit agreement expires on June 30, 2003 and prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank's consent. To be eligible to draw funds under the line of credit, the credit agreement requires Singapore Technologies Pte Ltd, our controlling stockholder beneficially owning approximately 65% of our outstanding common stock, to maintain at least a 30% ownership interest in the Company and contains certain financial covenants requiring us to maintain specific levels of tangible net worth, earnings and other ratios. We were in material compliance with all covenants at December 31, 2002.

     We believe that cash and cash equivalents on hand, anticipated future cash receipts, and borrowings available under our credit facility will be sufficient to meet our obligations as they become due for the next twelve months. However, a decrease in our sales or demand for our products or services would likely affect our working capital amounts. Furthermore, failure to maintain compliance with any of the covenants in our credit facility agreement could cause us to lose the ability to draw down funds from the line of credit if we are unable to obtain a waiver or renegotiate the credit agreement. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions. For more detailed information, see our Risk Factors contained in Exhibit 99.1 to this report.

Contractual Obligations and Commitments

We had the following contractual obligations and commitments outstanding as of December 31, 2002:

(in thousands)	Payments due by period

Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations *	$60	$40	$20	—	—
Operating Leases	$7,836	$2,080	$3,427	$2,158	$171
Purchase Obligations	$2,345	$2,345	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	501	501	—	—	—

Total	$10,742	$4,966	$3,447	$2,158	$171

*	Total lease amounts are stated less interest with rates of 2.26% to 12.96% calculated to be $2,597 for the life of the leases.

Impact Of Inflation

     We do not believe that inflation has had a material impact on revenues or expenses during the last five fiscal periods reported on herein.

Accounting Matters

     In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142.

     Statement 141 required, upon adoption of Statement 142, that we evaluate existing intangible assets and goodwill acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we were required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we were required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, the first day of fiscal 2002. Therefore, the amortization of goodwill, which was approximately $449,000 for the year ended December 31, 2001, was suspended effective on that date. The Company also performed its transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS 142. This analysis yielded an impairment charge of $4.3 million, recorded in the fourth quarter 2002 as a cumulative effect of change in accounting principle. The Company has no remaining goodwill on its balance sheet as of December 31, 2002.

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

     Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No, 144 was effective for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s financial position, results of operations or liquidity.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The adoption of the provisions related to the rescission of Statement No. 4 is not expected to have a material effect on the Company’s financial statements. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002 and did not have a material effect on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. As of December 31, 2002 the Company had no guarantees which were required to be disclosed under FIN 45.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For a public entity with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments. As of December 31, 2002, a change in interest rates of 1% would, over a year’s period, have a potential pretax impact of $70,000 on our interest earnings, which is immaterial to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in Item 14.

Independent Auditors’ Report

The Board of Directors and Stockholders
Radyne ComStream Inc.:

     We have audited the accompanying consolidated balance sheets of Radyne ComStream Inc. and subsidiaries (the Company) (a majority-owned subsidiary of Singapore Technologies Pte Ltd) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ KPMG LLP

Phoenix, Arizona
March 7, 2003

Radyne ComStream Inc.

Consolidated Balance Sheets

	December 31,

Assets	2002	2001

Current assets:
Cash and cash equivalents	$16,229,558	7,210,937
Accounts receivable — trade, net of allowance for doubtful Accounts of $338,904, and $1,172,523, respectively	10,517,340	14,785,039
Inventories, net	10,654,601	17,825,073
Prepaid expenses and other assets	567,352	795,396
Deferred tax assets	2,552,549	2,552,549

Total current assets	40,521,400	43,168,994
Property and equipment, net	3,692,842	4,356,587
Other assets:
Purchased technology, net of accumulated amortization of $1,305,000 at December 31, 2001	—	1,195,000
Goodwill, net of accumulated amortization of $892,044 at December 31, 2001	—	4,204,986
Deposits and other intangibles	192,530	314,933

Total other assets	192,530	5,714,919

	$44,406,772	53,240,500

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$37,808	77,385
Accounts payable, trade	1,880,207	2,472,486
Accrued expenses	3,899,676	3,979,084
Taxes payable	—	78,900
Customer advance payments	707,398	601,836

Total current liabilities	6,525,089	7,209,691
Deferred rent	72,264	145,582
Obligations under capital leases, excluding current installments	19,861	36,195
Accrued stock option compensation	501,073	501,809

Total liabilities	7,118,287	7,893,277

Stockholders’ equity:
Common stock; $.001 par value — authorized, 20,000,000 shares; issued and outstanding, 15,308,832 and 15,020,676 shares at December 31, 2002 and 2001, respectively	15,309	15,021
Additional paid-in capital	50,921,603	50,022,868
Accumulated deficit	(13,625,485)	(4,671,746)
Accumulated other comprehensive income (loss)	(22,942)	(18,920)

Total stockholders’ equity	37,288,485	45,347,223

Commitments and contingent liabilities (note 7, 8, 13, and 17)	$44,406,772	53,240,500

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.

Consolidated Statements of Operations

	Years ended December 31,

	2002	2001	2000

Net sales	$57,661,711	68,470,929	70,107,080
Cost of sales	38,040,715	39,558,792	38,279,830
Inventory write down	430,826	—	—

Gross profit	19,190,170	28,912,137	31,827,250

Operating expenses:
Selling, general and administrative	13,470,668	15,307,442	13,573,460
Research and development	8,665,128	10,811,459	9,316,633
Asset impairment charge	995,000	—	—
Restructuring charge	1,101,889	—	—

Total operating expenses	24,232,685	26,118,901	22,890,093

Earnings (loss) from operations	(5,042,515)	2,793,236	8,937,157
Other (income) expense:
Interest expense	61,979	54,186	491,717
Other	(236,133)	(522,527)	(1,076,432)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(4,868,361)	3,261,577	9,521,872
Income taxes (benefit)	(195,827)	1,326,048	(2,918,735)

Earnings (loss) before cumulative effect of change in accounting principle	(4,672,534)	1,935,529	12,440,607
Cumulative effect of change in accounting principle	4,281,205	—	—

Net earnings (loss)	$(8,953,739)	1,935,529	12,440,607

Basic net earnings per share:
Net earnings (loss)	$(0.59)	0.13	0.89

Diluted net earnings per share:
Net earnings (loss)	$(0.59)	0.13	0.81

Weighted average number of common shares outstanding — basic	15,180,379	14,943,516	13,972,078

Weighted average number of common shares outstanding — diluted	15,180,379	15,411,568	15,426,297

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2002, 2001 and 2000

						Accumulated
	Common stock		Additional			other
			paid-in	Deferred	Accumulated	comprehensive
	Shares	Amount	capital	compensation	Deficit	income (loss)	Total

Balances, December 31, 1999	10,739,382	10,739	23,364,055	—	(19,047,882)	—	4,326,912
Issuance of common stock for cash	2,828,220	2,828	16,729,599	—	—	—	16,732,427
Exercise of stock options	338,755	339	1,071,509	—	—	—	1,071,848
Exercise of stock warrants	616,463	617	5,393,434	—	—	—	5,394,051
Tax benefit of stock option exercises	—	—	1,044,000	—	—	—	1,044,000
Common stock issued in acquisition	300,000	300	1,647,402	—	—	—	1,647,702
Deferred compensation	—	—	—	(920,762)	—	—	(920,762)
Amortization of deferred compensation	—	—	—	76,730	—	—	76,730
Net earnings	—	—	—	—	12,440,607	—	12,440,607

Balances, December 31, 2000	14,822,820	14,823	49,249,999	(844,032)	(6,607,275)	—	41,813,515
Exercise of stock options	84,850	85	309,621	—	—	—	309,706
Issuance of common stock through Employee Stock Purchase Plan	113,006	113	463,248	—	—	—	463,361
Deferred compensation	—	—	—	844,032	—	—	844,032
Comprehensive income:
Effects of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(18,920)	(18,920)
Net earnings	—	—	—	—	1,935,529	—	1,935,529

Comprehensive income							1,916,609

Balances, December 31, 2001	15,020,676	15,021	50,022,868	—	(4,671,746)	(18,920)	45,347,223
Exercise of stock options	88,364	88	306,834	—	—	—	306,922
Issuance of common stock through Employee Stock Purchase Plan	199,792	200	591,901	—	—	—	592,101
Comprehensive income (loss):
Effects of exchange rate changes on cash and cash equivalents		—	—	—	—	(4,022)	(4,022)
Net earnings (loss)		—	—	—	(8,953,739)	—	(8,953,739)

Comprehensive income (loss)							(8,957,761)

Balances, December 31, 2002	15,308,832	15,309	50,921,603	—	(13,625,485)	(22,942)	37,288,485

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$(8,953,739)	1,935,529	12,440,607
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Asset impairment charge	995,000	—	—
Cumulative effect of change in accounting principle	4,281,205	—	—
Loss on disposal of assets	—	—	30,306
Deferred income taxes	—	1,301,869	(2,810,418)
Depreciation and amortization	2,500,929	3,575,253	2,330,894
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	4,267,699	(2,861,062)	(2,096,621)
Inventories	7,170,472	(5,107,508)	(2,874,353)
Prepaid expenses and other current assets	228,044	(153,806)	258,350
Deposits and other intangibles	(115,168)	—	176,870
Accounts payable, trade	(592,279)	247,123	(1,915,151)
Accrued expenses	(79,408)	(1,763,885)	135,229
Taxes payable	(78,900)	(201,100)	(404,382)
Customer advance payments	105,562	(625,399)	647,017
Deferred rent	(73,318)	(32,608)	178,190
Accrued stock option compensation	(736)	(3,604)	(190,020)

Net cash provided by (used in) operating activities	9,655,363	(3,689,198)	5,906,518

Cash flows from investing activities:
Capital expenditures	(1,471,558)	(2,100,472)	(1,227,811)
Proceeds from disposal of assets	14,400	1,720	200
Investment in non-compete agreement	—	—	(500,000)
Acquisition, net of cash acquired	—	(3,999,663)	(1,092,453)

Net cash used in investing activities	(1,457,158)	(6,098,415)	(2,820,064)

Cash flows from financing activities:
Net borrowings from notes payable under line of credit	—	—	(12,920,000)
Net proceeds from sale of common stock	—	—	16,340,453
Net proceeds from sale of common stock to employees, net of costs	592,101	463,361	391,974
Exercise of stock options	306,922	309,706	1,071,848
Exercise of stock warrants	—	—	5,394,051
Principal payments on capital lease obligations	(74,585)	(50,188)	(67,849)

Net cash provided by financing activities	824,438	772,879	10,210,477

Net increase (decrease) in cash and cash equivalents	9,022,643	(9,014,734)	13,296,931
Effects of exchange rate changes on cash and cash equivalents	(4,022)	(18,920)	—
Cash and cash equivalents, beginning of year	7,210,937	16,244,591	2,947,660

Cash and cash equivalents, end of year	$16,229,558	7,210,937	16,244,591

Supplemental disclosures of cash flow information:
Cash paid for interest	$61,979	54,186	810,847

Cash paid for taxes	$—	201,100	475,036

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$18,674	—	—

Acquisitions through issuance of stock and assumption of liabilities	$—	—	1,384,786

Deferred compensation	$—	—	920,762

Tax benefit of stock option exercise	$—	—	1,044,000

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

The Company operates primarily in North America in the satellite communications industry. ComStream, the Company’s San Diego manufacturing facility, designs, and manufacturers satellite interactive modems and earth stations. Additionally, ComStream manufactures and markets full-transponder satellite digital audio receivers for music providers and has designed and developed a PC broadband satellite receiver card which is an Internet and high-speed data networking product.

Radyne Corp., a Delaware corporation, (Radyne) was incorporated on November 25, 1980. On August 12, 1996, Radyne became a subsidiary of Singapore Technologies Pte Ltd (STPL), through its wholly-owned subsidiary, Stetsys US, Inc. (ST). In March 1999, Radyne changed its name to Radyne ComStream Inc. During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001. This change has been reflected in the consolidated financial statements. STPL beneficially owned 9,676,800 shares of the Company’s common stock at December 31, 2002. These shares represent 63% of the Company’s voting shares outstanding.

Description of Acquisitions

On April 18, 2001, Tiernan Radyne ComStream Inc. (“TRC”), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (“TCI”) through a private foreclosure sale relating to a secured note TRC had purchased for $4.0 million in cash. Product lines acquired include standard digital TV encoders, high definition TV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition was recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and certain liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,355,000 and was recorded as goodwill, which was amortized on a straight-line basis over seven years, until January 1, 2002, the date of adoption of SFAS 142. The results of operations of the acquired operations have been included in the accompanying statements of operations from the acquisition date.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 2000. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 2000 (in thousands, except per share amounts):

	Year ended

	December 31, 2001	December 31, 2000

Net sales	$71,259	82,925

Other income, net	$523	169

Total revenues	$71,782	83,094

Net earnings (loss)	$137	(1,808)

Basic earnings (loss) per share	$0.01	(0.13)

Diluted earnings (loss) per share	$0.01	(0.12)

Effective December 1, 2000, the Company completed the acquisition of all of the outstanding shares of common stock of Armer Communications Engineering Services, Inc. (“Armer”) for an aggregate purchase price of $1,926,940 consisting of $1,200,000 in cash and 130,680 shares of common stock of the Company. The fair value of the stock was determined based on the average market price of the stock over a reasonable period of time before and after the terms of the acquisition were agreed to and announced. Armer specializes in the integration and installation of ground segment equipment and networks for a wide range of satellite-based telecommunications systems and applications. This acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,943,892 and has been recorded as goodwill, which was amortized on a straight-line basis over twelve years until the adoption of SFAS No. 142 on January 1, 2002 at which time amortization was suspended and new accounting rules took effect. The results of operations of the acquired operations have been included in the accompanying statements of operations from the acquisition date.

Certain Armer stockholders were issued 169,320 shares of restricted common stock. These shares are subject to immediate forfeiture in the event the holder terminates employment with Armer or Radyne within one year from the effective date of the merger. The Company recorded deferred compensation of $920,762 which was based upon the fair value of the common stock at the date of issuance. Amortization of deferred compensation amounted to $844,032 in 2001 and $77,730 in 2000.

Concurrent with the close of this transaction, six key employees of Armer entered into two-year non-disclosure and non-compete agreements with the Company. The cost of these agreements was $500,000, and was amortized using the straight-line method over the term of the agreements. As of December 31, 2001, $270,833 of these costs had been amortized with the remaining balance amortized in 2002.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 2000. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 2000 (in thousands, except per share amounts):

Year ended
December 31, 2000

Net sales	$72,893

Other income	$1,076

Total revenues	$73,969

Net earnings	$10,841

Basic earnings per share	$0.78

Diluted earnings per share	$0.70

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

     (c)  Cash Equivalents

The Company considers all money market accounts with original maturities of 90 days or less to be cash equivalents.

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

     (g)  Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount for each. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.

The second step was required for two reporting units. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SAS No. 141, Business Combinations. The residual value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of these reporting units did not exceed their carrying amounts and the Company was required to recognize an impairment loss as further discussed below.

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, the first day of fiscal 2002. Therefore, the amortization of goodwill, which was approximately $449,000 for the year ended December 31, 2001, was suspended effective on that date. The Company determined that it had three reporting units under its one operating segment, largely due to the different profit margins and product base among its reporting units. Two of the Company’s reporting units had recorded goodwill. The Company performed its transitional impairment test on those two reporting units. A present value technique was utilized in determining the fair value of each of the Company’s two reporting units that had goodwill. The discount rate utilized in the present value calculation was 20%. The most significant fundamental assumptions utilized in the discounted cash flow were the cash flow to be generated, the life of the asset, the stage of the product life cycle curve, and the inherent risks in achieving the projected benefits of owning the asset. The forecasts utilized in this analysis were updated during the second quarter of 2002 to reflect the worsening economic environment in the telecommunications industry. The impairment analysis yielded an impairment charge of $4.3 million, recorded in fourth quarter 2002 as a cumulative effect of change in accounting principle. The Company has no remaining goodwill on its balance sheet as of December 31, 2002.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 7 to 12 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operations. All other intangible assets were amortized on a straight-line basis from 3 to 8 years. The amount of goodwill and other intangible assets were amortized on a straight-line basis from 3 to 15 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill with an of $4,204,986. Had SFAS No. 142 been in effect for the years ended December 31, 2001 and 2000 the Company’s net earnings would have been increased to the following pro forma amounts:

	2001	2000

Net earnings:
As reported	$1,935,000	$12,441,000
Pro forma	$2,384,000	$12,634,000
Diluted earnings per share, as reported	$0.13	$0.81
Diluted earnings per share, pro forma	$0.15	$0.82

     (h)  Purchased Technology

In connection with the acquisition of ComStream in 1998, value was assigned to “Purchased technology”. Purchased technology was amortized on a straight-line basis over the expected period to be benefited of 6.25 years. The purchased technology was written-off during 2002.

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

     (j)  Warranty Costs

The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on the Company’s claim experience are accrued as cost of sales at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its vendors, the Company’s warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

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

The Company maintains allowances for doubtful accounts for estimating losses resulting from the inability of its customers to make required payments and such losses have not exceeded management’s expectations. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

     (n)  Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings of the Company.

     (o)  Fair Value of Financial Instruments

The fair value of accounts receivable and accounts payable approximates the carrying value due to the short-term nature of these instruments.

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

The Company applies APB Opinion 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

		For the Year Ended December 31,

		2002	2001	2000

Net earnings (loss)	As reported	$(8,953,739)	1,935,529	12,440,607
	Pro forma	(14,136,677)	(4,229,052)	5,679,549
Earnings (loss) per share -
Basic	As reported	(0.59)	0.13	0.89
Basic	Pro forma	(0.68)	(0.28)	0.41
Diluted	As Reported	(0.59)	0.13	0.81
Diluted	Pro forma	(0.68)	(0.27)	0.37

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected (increased) over the options’ vesting period of three years.

The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 80 percent — 184 percent, risk free interest rate of 4.25 percent — 6 percent, and expected lives of five — seven years. In addition, the Company anticipates that approximately 5% of exercisable shares will be forfeited in each year. The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2002, 2001 and 2000 were $3.16, $6.53 and $10.65, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

     (q)  Segment Reporting

The Company has only one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

     (r)  Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statement amounts to conform to the current year presentation.

(3) Inventories

Inventories consist of the following at December 31:	2002	2001

Raw materials and components	$8,012,011	11,163,147
Work-in-process	1,836,969	4,228,708
Finished goods	805,621	2,433,218

	$10,654,601	17,825,073

(4) Property and Equipment

Property and equipment consist of the following at December 31:	2002	2001

Machinery and equipment	$5,889,176	5,473,370
Furniture and fixtures	4,009,972	3,659,236
Leasehold improvements	678,567	786,648
Demonstration Units	586,378	—
Computers and software	889,319	747,087

	12,053,412	10,666,341
Less accumulated depreciation and amortization	(8,360,570)	(6,309,754)

Property and equipment, net	$3,692,842	4,356,587

(5) Accrued Expenses

Accrued expenses consist of the following at December 31:	2002	2001

Wages, vacation and related payroll taxes	$966,223	1,299,951
Professional fees	212,855	243,224
Warranty reserve	968,818	1,255,670
Restructuring costs	644,960	—
Other	1,106,820	1,180,239

Total accrued expenses	$3,899,676	3,979,084

The following summarizes changes to restructuring related liabilities for the year ended December 31, 2002:

	Accrued Lease	Accrued
	Exit Costs	Severance	Total

Balance, December 31, 2001	$—	$—	$—
Accrual for new activities	791,000	170,000	961,000
Cash payments	(146,040)	(170,000)	(316,040)

Balance, December 31, 2002	$644,960	$—	$644,960

     Lease exit costs will be paid over the lease term expiring in February 2005.

(6) Line of Credit

     We have a credit arrangement with a bank for up to $10 million, based upon 80% of eligible accounts receivable, as defined. The amount of credit available to us under the credit agreement at December 31, 2002 was $8 million. We pay a facility fee of 0.15% for the committed portion of the arrangement whether or not any amounts are actually drawn on the line of credit. At December 31, 2002 and 2001, we had no borrowings against the line of credit.

     The credit agreement expires on June 30, 2003 and prohibits mergers,

consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures. To be eligible to draw funds under the line of credit, the credit agreement requires Singapore Technologies Pte Ltd (STPL), our controlling stockholder beneficially owning approximately 65% of our outstanding common stock, to maintain at least a 30% ownership interest in the Company and contains certain financial covenants requiring us to maintain specific levels of tangible net worth, earnings and other ratios. We were in material compliance with all covenants at December 31, 2002.

(7) Obligations Under Capital Leases

The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $252,440 and $151,073, respectively, at December 31, 2002 and $328,984 and $158,624, respectively, at December 31, 2001, and is included in property and equipment in the accompanying consolidated balance sheets and is being amortized over the estimated useful lives of the machinery and equipment. The reductions in amounts of equipment under capital leases is due to leases which expired in 2002.

Payments on capital lease obligations due after December 31, 2002 are as follows:

2003	$39,742
2004	15,023
2005	5,501
2006	—

Total minimum lease payments	60,266
Less amount representing interest at rates of 2.26% to 12.96%	2,597

Present value of minimum lease payments	57,669
Less current installments	37,808

Capital lease obligations due after one year	$19,861

(8) Commitments

Rent expense was $1,778,557, $1,801,765 and $1,883,743 for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum rentals under leases after December 31, 2002 are as follows:

2003	$2,080,645
2004	2,135,734
2005	1,290,856
2006	1,063,202
2007	1,094,901
Thereafter	170,633

Total commitments	$7,835,971

The Company currently subleases a portion of its Phoenix facility to the University of Phoenix Online. Rent expense was offset by $267,098 for the year ended December 31, 2002 for rent payments received through this sublease. Future minimum rentals under leases after December 31, 2002 are also offset by $275,151, $283,204, $291,257, $299,311 and $255,018 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. This sublease agreement expires in 2007.

The Company generally has commitments with certain suppliers and subcontract manufacturers to supply certain components and estimates its non-cancelable obligations for these commitments to be approximately $2,345,000 at December 31, 2002.

(9) Income Taxes

Income tax expense (benefit) amounted to $(195,827), $1,326,048 and ($2,918,735) for the years ended December 31, 2002, 2001 and 2000, respectively. The actual tax expense (benefit) for these periods differs from the “expected” tax expense for those periods as follows:

	Years ended December 31,

	2002	2001	2000

Computed “expected” tax expense	$(3,110,822)	1,108,936	3,237,436
State tax expense	(26,402)	357,554	476,094
Change in federal valuation allowance	2,921,117	—	(7,790,223)
Stock option exercises	—	—	1,044,000
Extra territorial income exclusion	—	(269,739)	—
Research and development credits	—	(70,000)	—
Other adjustments	20,280	199,297	113,958

Total	$(195,827)	1,326,048	(2,918,735)

The income tax benefit of $195,827 in 2002 results from the recovery of income tax payments made in previous periods.

Components of income tax expense (benefit) for 2002, 2001 and 2000 follows:

	Current	Deferred	Total

2002:
Federal	$(155,824)	—	(155,824)
State	(40,003)	—	(40,003)

Total	$(195,827)	—	(195,827)

2001:
Federal	$9,605	774,695	784,300
State	14,574	527,174	541,748

Total	$24,179	1,301,869	1,326,048

2000:
Federal	$(273,278)	(2,295,202)	(2,568,480)
State	26,550	(376,805)	(350,255)

Total	$(246,728)	(2,672,007)	(2,918,735)

Deferred tax assets consisted of the following at December 31:	2002	2001

Deferred tax assets:
Cumulative tax effect of net operating loss carryforwards	$7,940,778	6,504,004
Tax credits	351,258	351,258
Temporary differences	4,313,094	2,503,399
Valuation allowance	(10,052,581)	(6,806,112)

	$2,552,549	2,552,549

The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was $3,246,469 and $0, respectively. At December 31, 2002, the Company has net operating loss carryforwards of approximately $20,195,000 expiring in various years through 2022, and federal tax credit of $351,000 for utilization against taxable income/taxes payable of future periods, if any. Management believes that its ability to utilize certain of its net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. However, due to the net loss incurred in 2002 and the priority in which net operating loss carryforwards are utilized, the Company provided a 100% valuation allowance against the net deferred tax assets arising in 2002. During the quarter ended September 2000, the Company evaluated the likelihood that it would utilize a portion of its net operating loss carryforwards. The Company reduced the valuation allowance relating to net operating loss carryforwards it expected to utilize creating a tax benefit of $4,332,000 for the quarter ended September 30, 2000.

(10) Significant Customers and Foreign and Domestic Sales

During 2002 and 2001, no customers represented greater than 10% of net sales. During 2000, one customer represented 12.4% of net sales.

Our sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2002, 2001 and 2000:

	Years ended December 31,

	2002	2001	2000

Asia	27%	20%	25%
Africa/Middle East	5	3	2
Latin America	3	7	3
Europe	11	15	13
Canada	1	1	1

Total foreign	47	46	44
Domestic	53	54	56

	100%	100%	100%

Foreign assets	$319,000	388,000	372,000

The Company has two primary product lines: 1) satellite modems and ‘earth stations’ (including services related to integration and installation of this type of equipment), and 2) broadcast products. The sales of satellite modems and earthstations accounted for approximately 63% of 2002, 73% of 2001 and 63.5% of 2000 net sales, respectively.

(11) Stockholders’ Equity

In February 2000, the Company completed an offering of 2,400,000 units, each consisting of one share of common stock and one five-year common stock purchase warrant, plus an additional 360,000 units sold pursuant to the underwriters’ over-allotment option, for a total of approximately $16,340,000 cash, net of issuance costs. Each warrant is exercisable to purchase one share of common stock at a price of $8.75, subject to adjustment in certain circumstances, at any time after the warrants are issued until February 7, 2005. Commencing February 7, 2001, the Company may redeem the warrants for $0.01 per warrant upon no less than 30 days or more than 60 days notice mailed within five days after the closing sales price of the common stock has equaled or exceeded $10.9375 for each of 20 consecutive trading days.

(12) Earnings (Loss) Per Share

A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

	Years ended December 31,

	2002	2001	2000

Earnings (loss) available to common stockholders	$(8,953,739)	1,935,529	12,440,607

Basic EPS-weighted average shares outstanding	15,180,379	14,943,516	13,972,078

Basic Earnings (loss) per share:
Net earnings	$(0.59)	0.13	0.89

Basic EPS-weighted average shares outstanding	15,180,379	14,943,516	13,972,078
Effect of dilutive securities	—	468,052	1,454,219

Dilutive EPS-weighted average shares outstanding	15,180,379	15,411,568	15,426,297

Diluted Earnings (loss) per share:
Net earnings (loss)	$(0.59)	0.13	0.81

Stock options not included in diluted EPS since antidilutive	3,322,461	1,692,527	1,452,997

Stock warrants not included in diluted EPS since antidilutive	2,143,537	1,183,166	781,675

(13) Employee Benefit Plan

We have a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. We provided contributions of $266,881, $319,457 and $340,659 respectively, for the years ended December 31, 2002, 2001 and 2000. Each participant may elect to contribute any portion of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the years ended December 31, 2002, 2001 and 2000, we matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000.

(14) Stock Options

In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Options Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000 shares. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2002, the Company had 2,288,635 options outstanding under this plan.

In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock. At December 31, 2002, the Company had 1,019,412 options outstanding under this plan.

At December 31, 2002, the Company had a total of 3,308,047 options outstanding at exercise prices ranging from $2.43 to $14.625 per share. Of the total options, the Company had 285,785 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.719 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $501,073 and $501,809 at December 31, 2002 and 2001, respectively. A summary of the aforementioned stock plan activity follows:

		Weighted
		Average
		Price Per
	Number	Share

Balance, December 31, 1999	1,535,206	$3.09
Granted	1,626,465	12.27
Forfeited	(144,650)	6.58
Exercised	(338,755)	3.16

Balance, December 31, 2000	2,678,266	8.48
Granted	1,411,100	6.60
Forfeited	(434,814)	9.61
Exercised	(84,850)	4.23

Balance, December 31, 2001	3,569,702	7.71
Granted	432,000	4.27
Forfeited	(605,291)	8.17
Exercised	(88,364)	3.45

Balance, December 31, 2002	3,308,047	$7.29

A summary of stock options granted at December 31, 2002 follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at	Contractual	Exercise	at	Exercise
Exercise Prices	12/31/02	Life	Price	12/31/02	Price

$2.43 to 3.125	696,687	5 years	$2.75	678,312	$2.75
$3.25 to 4.25	525,800	8 years	4.08	275,175	3.92
$4.49 to 6.00	455,125	9 years	5.73	233,677	5.73
$6.50 to 7.406	801,200	8 years	6.90	493,173	6.88
$8.25 to 14.625	829,235	7 years	14.38	730,611	14.40

$2.43 to 14.625	3,308,047	7.5 years	$7.29	2,410,948	$7.55

Non-Executive Employee Stock Option Exchange Offer

On December 23, 2002, the Company offered to exchange certain “out of the money” non-executive employee stock options. As a result of the volatility in the stock market reflecting the current economic climate, many employees held stock options with an exercise price that significantly exceeded the market price of the Company’s common stock. Because the Company believed that these options were not providing the appropriate level of performance incentives, it offered a voluntary option exchange program allowing eligible employees to cancel their current stock options with exercise prices ranging between $6.00 and $8.25 and between $14.00 and $14.63 per share in exchange for a lesser amount of new options that will be granted no earlier than six months and one day after the options are accepted for exchange and canceled by the Company. The participating employees are to receive an amount of new options in accordance with the following exchange ratio schedule, subject to adjustments for any future stock splits, dividends and similar events:

Exercise Price Range	Exchange Ratio

$6.00 — $8.25	0.67 shares covered by a new option for every 1 share covered by a cancelled option

$14.00 — $14.63	0.40 shares covered by a new option for every 1 share covered by a cancelled option

Executive officers, directors, and non-employees were not eligible for this offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange, options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. Subject to the terms and conditions of the offer, the Company will grant new options to purchase 557,228 shares of common stock no earlier than July 23, 2003.

(15) Employee Stock Purchase Plan

On June 15, 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of our common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. As of December 31, 2002, 1,000,000 shares are authorized for issuance under the plan while 619,052 shares remain unissued as of December 31, 2002.

(16) Related Party Transactions

Sales to Agilis Communication Technologies Pte Ltd (Agilis), an affiliate of ST, amounted to $ 96,655, $244,022 and $352,048 for the years ended December 31, 2002, 2001 and 2000, respectively.

(17) Contingencies

The Company is involved in litigation and claims arising in the normal course of operations. In the opinion of management based on consultation with legal counsel, losses, if any, from this litigation are covered by insurance or are immaterial; therefore, no provision has been made in the accompanying consolidated financial statements for losses, if any, which might result from the ultimate outcome of these matters.

(18) Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 follows:

	Balance at		Charged		Balance at
	Beginning		to Other		End of
	of Year	Additions	Accounts	Deductions	Year

Years ended December 31:
2002	$1,172,523	434,818	—	1,268,437	338,904

2001	$1,014,813	339,037	—	181,327	1,172,523

2000	$791,746	293,033	—	69,966	1,014,813

(19) Quarterly Financial Data — Unaudited

A summary of the quarterly data for the years ended December 31, 2002 and 2001 follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2002:
Total revenues	$15,194	15,909	12,841	13,718	57,662

Gross profit	$6,069	3,554	4,003	5,565	19,190

Operating expenses	$6,398	5,699	6,912	5,224	24,233

Earnings (loss) from operations	$(329)	(2,145)	(2,909)	340	(5,043)

Net earnings	$(304)	(1,905)	(2,895)	(3,850)	(8,954)

Basic earnings (loss) per share	$(0.02)	(0.13)	(0.19)	(0.25)	(0.59)

Diluted earnings (loss) per share	$(0.02)	(0.13)	(0.19)	(0.25)	(0.59)

2001:
Total revenues	$15,999	16,465	16,958	19,049	68,471

Gross profit	$6,611	7,715	7,206	7,380	28,912

Operating expenses	$5,535	7,228	6,591	6,765	26,119

Earnings (loss) from operations	$1,076	487	615	615	2,793

Net earnings	$856	293	428	359	1,936

Basic earnings (loss) per share	$0.06	0.02	0.03	0.03	0.13

Diluted earnings (loss) per share	$0.06	0.02	0.03	0.03	0.13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Key Employees

     Information regarding directors and executive officers of the Company is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the Company’s Proxy Statement relating to its 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) incorporated by reference into this Form 10-K, which has been filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2002. The “Compensation Committee Report on Executive Compensation,” The Report of the Audit Committee” and the “Stock Price Performance Graph” contained in the 2003 Proxy Statement are not incorporated by reference in this Form 10-K.

Item 11. Director and Executive Compensation

     Information regarding director and executive compensation is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the 2003 Proxy Statement, which information is incorporated in this Form 10-K by reference. The “Compensation Committee Report on Executive Compensation,” “The Report of the Audit Committee” and the “Stock Price Performance Graph” contained in the 2003 Proxy Statement are not incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Principal Stockholders and Management” in the 2003 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2002

The Company maintains the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.

The following table gives information about equity awards under the Company’s 1996 Plan, the 2000 Plan and the ESPP.

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

Equity compensation plans approved by security holders [1]	3,308,047	$7.294	2,583,206
Equity compensation plans not approved by security holders	None	N/A	None

Total	3,308,047	$7.294	2,583,206

[1]	Of the total options outstanding, 1,019,412 and 2,288,635 have been granted under the 1996 Plan and the

2000 Plan, respectively.

[2]	Of these shares, 619,052 remain available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Item 14. Disclosures and Controls

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

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our chief executive officer and chief financial officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules And Reports On Form 8-K

     (a)  (1) The following consolidated financial statements of Radyne ComStream Inc. and subsidiaries are included in Part II, Item 8:

Independent Auditors’ Reports

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

     (a)  (2) All financial statement schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements or notes thereto or otherwise in this Form 10-K report.

(a) (3) See Exhibit Index

(b) Registrant did not file any reports on Form 8-K during the period of October 1 through December 31, 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Robert C. Fitting

Robert C. Fitting, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard P. Johnson

Richard P. Johnson, Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Garry D. Kline

Garry D. Kline, Vice President and Corporate Controller (Principal Accounting Officer)

Dated: March 31, 2003

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Robert C. Fitting and Richard P. Johnson, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lim Ming Seong Lim Ming Seong	Chairman of the Board of Directors	March 31, 2003

/s/ Robert C. Fitting Robert C. Fitting	Chief Executive Officer and Director	March 31, 2003

/s/ Richard P. Johnson Richard P. Johnson	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ Garry D. Kline Garry D. Kline	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2003

/s/ C.J. Waylan C.J. Waylan	Director	March 31, 2003

/s/ Lee Yip Loi Lee Yip Loi	Director	March 31, 2003

/s/ Dennis Elliott Dennis Elliott	Director	March 31, 2003

/s/ Tang Kum Chuen Tang Kum Chuen	Director	March 31, 2003

I, Robert C. Fitting, certify that:

1.     I have reviewed this annual report on Form 10-K of Radyne ComStream Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Robert C. Fitting

Robert C. Fitting, Chief Executive Officer
(Principal Executive Officer)

I, Richard P. Johnson, certify that:

1.     I have reviewed this annual report on Form 10-K of Radyne ComStream Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Richard P. Johnson

Richard P. Johnson, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1 (1)	Restated Certificate of Incorporation
3.2 (2)	By-Laws, as amended and restated
10.1(a)(3)	1996 Incentive Stock Option Plan
10.1(b)(4)	Amendment to 1996 Incentive Stock Option Plan
10.2 (5)	1999 Employee Stock Purchase Plan
10.3(a) (6)	2000 Long-Term Incentive Plan
10.3(b) (7)	Amendment to 2000 Long-Term Incentive Plan
10.4(a)(8)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997
10.4(b)(8)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997
10.4(c)(8)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998
10.5(9)	Lease for facility in Phoenix, Arizona
10.6(10)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.
10.7(11)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Robert C. Fitting
10.8(12)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann
10.9(13)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
99.1*	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors
99.2*	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Principal Executive Officer
99.3*	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Principal Financial Officer

*	filed herewith

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(10)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(11)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(12)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).