Form 10-K/A
period 2002-12-31
RADYNE COMSTREAM INC
filed 2003-05-05
CIK 718573

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
Common Stock, $.001 Par Value
Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

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

     Documents incorporated by reference: None

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 31, 2003 (the “Original Filing”). The Company is refiling a portion of Part III to include the information required by Items 10, 11, 12 and 13 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2002. The delay is the result of a rescheduling of the Company’s 2003 Annual Meeting of Stockholders to June 18, 2003. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

     Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 13 are true or complete as of any date subsequent to the date of the original filing of Form 10-K.

PART III

Item 10. Directors, Executive Officers and Key Employees

Directors

     The Company’s Board of Directors currently consists of six members with each member serving for a one year term. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no “family relationships” among the directors, as that term is defined by the Securities and Exchange Commission (“SEC”). Set forth below is our current Board of Directors, including their age and positions with the Company, each as of December 31, 2002.

Name of Director	Age	Title

Lim Ming Seong	55	Chairman of the Board of Directors
Lee Yip Loi	59	Director
Dennis W. Elliott	61	Director
Tang Kum Chuen	47	Director
Robert C. Fitting	67	Director and Chief Executive Officer
Dr. C.J. Waylan	61	Director

     LIM MING SEONG has been a Director and Chairman of the Board since August 12, 1996 and is chairman of its Compensation Committee. He is a Chairman of Stetsys Pte Ltd (ST). He sits on the boards of several ST related and publicly listed companies such as ST Assembly Test Services Ltd, and Chartered Semiconductor Manufacturing Ltd, where he is their Deputy Chairman, and CSE Systems & Engineering Ltd., where he is its Chairman. He has been a Corporate Advisor of Singapore Technologies Pte Ltd., the parent of ST since February 2002. Prior to this, he was a Group Director of Singapore Technologies Pte Ltd since February 1995. From March 1992 until February 1995, he was Executive Director of Singapore Technologies Ventures Pte Ltd and from February 1990 to March 1992, he was Group President of Singapore Technologies Holdings Pte Ltd. Prior to that time, he held various corporate and government positions, including Deputy Secretary in the Singapore Ministry of Defense from 1979 to 1986. Mr. Lim received his Bachelor of Applied Science (Honors) in Mechanical Engineering from the University of Toronto and his Diploma in Business Administration from the University of Singapore. Mr. Lim also completed the Advanced Management Programs at INSEAD and the Harvard Business School.

     LEE YIP LOI has been a Director since August 12, 1996 and is a member of the Audit and Compensation Committees of the Board. He was Regional Director (America) of Singapore Technologies Pte Ltd from March 1994 until December 1998, and from May 1990 to January 1997, he was President of its affiliate, Metheus Corporation. Prior to that time, he held a number of managerial positions with such corporations as Singapore Technologies Pte Ltd, Jurong Industries Ltd and Morgan Guaranty Trust and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs. Mr. Lee is currently president and director of WhiteRock2 Management (USA) Inc., and Stetsys US Inc. He is also a director of ST, WhiteRock Investments III Ltd, and WhiteRock2 Management Ltd. Mr. Lee holds a Bachelor of Science Degree (with Honors) from the University of Singapore and completed the Advanced Management Program at Harvard Business School and the commercial banking management program at J.P. Morgan.

     DENNIS W. ELLIOTT has been a Director since October 6, 1998 and is chairman of the Audit Committee and a member of the Compensation Committee of the Board. He is the President of Elliott Communications Co., a technology/marketing consulting concern involved in advising companies on strategy and developing operating ventures in telecommunications, data networking, digital television/HDTV and multimedia. He has also held executive positions at Pacific Telecom, Inc., RCA American Communications (now SES Americom) and RCA Global Communications. Mr. Elliott holds an M.B.A. from Harvard University, an M.S.E.E from Stanford University, and a B.S.E.E. from the University of Iowa.

     TANG KUM CHUEN has been a Director since June 15, 1999. Since January 1999, Mr. Tang has been the Senior Vice President and General Manager of Agilis Communication Technologies Pte Ltd, a member of the Singapore Technologies Pte. Ltd (STPL) group of companies. He is also currently a director of Interactive Visual Simulation Laboratory Pte. Ltd. and Chairman of Sentry Technologies Pte. Ltd., both of which are STPL related companies in Singapore. From July 1997 until December 1998, he was the Deputy General Manager of CET Technologies Pte Ltd. From April 1990 until June 1997, he was employed by Singapore Technologies Electronics Limited, initially as Senior Project Engineer and promoted to Divisional Manager on July 1, 1996. From May 1987 until March 1990, he held various government positions with the Singapore Ministry of Defense. Mr. Tang has a Master of Science degree (IE) from the National University of Singapore and a Bachelor of Engineering degree (First Class Honors) from Monash University.

     ROBERT C. FITTING has been a Director since March 1995 and has served as our Chief Executive Officer since October 1998 and was its President from February 1995 until March 28, 2000. He became a Director in March 1995. Mr. Fitting has a Master of Electrical Engineering degree from New York University and a Bachelors with distinction from Penn State University. His professional career began at Bell Laboratories in 1962 where he spent six years developing innovative communication technologies. Mr. Fitting then joined the Motorola Government Electronics Division where he was an engineering manager. He published more than a dozen technical papers and was awarded a number of patents. He left Motorola in 1978 to build a new company under an agreement with Comtech Telecommunications. The new company was named Comtech Data Corporation, subsequently known as Fairchild Data Corporation. Mr. Fitting was the General Manager and President of Comtech Data Corporation from 1978 to 1984. He left Comtech to start a new company called EFData Corporation. As co-founder, CEO and President of EFData Corporation, Mr. Fitting built the company into a worldwide market leader in satellite communications equipment. While at EFData, Mr. Fitting won the “Arizona Entrepreneur of the Year” award in the manufacturing/high technology category.

     DR.     C. J. WAYLAN has been a director since February 15, 2000 and is a member of the Audit and Compensation Committees of the Board. He is currently a telecommunications and business advisor to startup ventures, mature companies initiating new business strategies and early stage investment firms. From September 1997 to August 2000, he was the President and Chief Executive Officer of Constellation Communications, Inc. (CCI). From March 1996 to September 1997, Dr. Waylan served as Executive Vice President of Nextwave, a communications service provider. From 1981 until 1996, Dr. Waylan served in several senior executive positions for GTE Corporation. He founded Southern Pacific Satellite Company (SPSC) which became GTE Spacenet, where he served as its president until 1993. He led the teams that initiated several new wireless voice and data activities as an Executive Vice President in GTE’s wireless group. Dr. Waylan served in the US Navy for twenty years in a number of space and communications-related positions. He retired from the Navy in 1979 with the rank of Commander. He has a Bachelor of Science degree in physics from the University of Kansas, a Master of Science degree in electrical engineering and a Ph.D. from the Naval Postgraduate school. He currently serves on the boards of directors of Constellation Communications and Globecomm Systems, Inc. During the past twenty five years, Dr. Waylan has served on numerous boards for commercial and government organizations including the International Communications and Information Policy Advisory Committee of the U.S. Department of State.

Executive Officers

     The Company’s management consists of the following personnel, in addition to Robert C. Fitting, the Chief Executive Officer who is named above as a Director.

Name	Age	Position

Brian Duggan	61	President and Chief Operating Officer
Steven W. Eymann	51	Executive Vice President
Richard P. Johnson	40	Vice President, Chief Financial Officer and Corporate Secretary
Garry D. Kline	54	Vice President, Corporate Controller and Assistant Secretary

     BRIAN DUGGAN was promoted to President and Chief Operating Officer on March 28, 2000. Mr. Duggan had served as Vice President of Sales and Marketing since December 1998. In that capacity, Mr. Duggan handled global sales and marketing efforts for our complete equipment line, with all regional sales offices reporting directly to him. Prior to this appointment, Mr. Duggan served as Director of Worldwide Sales for ComStream Corporation. Before joining ComStream in 1995, Mr. Duggan spent eight years as Director of Marketing with Comtech Systems, Inc. He has held various positions with Plessey Electronics Systems Ltd. (UK) in engineering and sales and marketing, and with Datotek Corporation in Texas as Director of Marketing. Mr. Duggan is a graduate of Hatfield College in the United Kingdom, where he majored in engineering.

     STEVEN W. EYMANN has been Chief Technical Officer since October 1998 and has been our Executive Vice President since February 1995. Mr. Eymann graduated with honors and a Bachelor of Science in Electrical Engineering from the University of Nebraska. His professional career began in 1974 at the Motorola Government Electronics Division, where he was a design engineer, task leader and finally a project leader on a number of developments. In 1981, Mr. Eymann joined Comtech Data Corporation, where he was Director of Product Development. Mr. Eymann was responsible for budget, schedule, and technical aspects of all new product development within Comtech. He left Comtech in 1984 to co found EFData Corporation. As Vice President of Engineering and co-founder of EFData, Mr. Eymann was responsible for new product development and engineering management in the design and manufacture of high technology military and commercial communications equipment. He developed the Intelsat Data Subsystem including modems and redundancy switches. These pre-eminent designs helped EFData become the leading supplier of satellite modems in the world. In 1993, Mr. Eymann became President of EFData. In 1995, Mr. Eymann participated in the turnaround of Radyne Corporation and once again was the major contributor in new product designs.

     RICHARD P. JOHNSON became our Vice President, Chief Financial Officer and Corporate Secretary effective on January 31, 2003. From July 1997 until January 2003, Mr. Johnson was a co-founder and Chief Executive Officer of Pyloma, Inc. a developer of technology for optical network components, and Quality Electro-optical Devices LLC, a developer and manufacturer of lasers and other electro-optical devices. From November 1995 until July 1997, Mr. Johnson served as Vice President, Finance and Chief Financial Officer of BHP Copper Metals Company. Mr. Johnson served as Treasurer, Assistant Treasurer and part of the turnaround management team of Magma Copper Company, a Fortune 500, international mining and manufacturing company, from August 1990 until November 1995, when it was acquired by BHP, achieving a ten-fold increase in shareholder value during this period. Prior to joining Magma, Mr. Johnson was an Audit Manager with the certified public accounting firm of Arthur Andersen & Co. Mr. Johnson earned his Bachelor of Science in Business Administration from the University of Tulsa in May 1985.

     GARRY D. KLINE has been Vice President, Corporate Controller and Assistant Secretary since February 2003. From July 1997 until February 2003, Mr. Kline served as Vice President of Finance and Chief Financial Officer. From September 1995 until July 1997 he was Secretary and Controller. From 1987 until September 1995, Mr. Kline served as CFO and Controller of EFData Corporation. Prior to 1987, Mr. Kline served in various positions, including Vice President of Finance for Megatronics Inc., a publicly held printed circuit board manufacturer, Vice President of Operations for Vernal Lodging Associates, a hospitality management company, and General Partner of Tax and Accounting Computer Service, an accounting company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it during the year ended December 31, 2002, we believe that, during such year our executive officers, directors and ten-percent stockholders complied with all such filing requirements, except that one share purchase transaction by Mr. Eymann on October 1, 2002 was not reported on a timely-filed Form 4, but such transaction was reported on a subsequent Form 4 filed on October 15, 2002.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee has consisted of Messrs. Lim, Lee, Elliott, and Waylan. There were no interlocking relationships between Radyne ComStream and other entities that might affect the determination of the compensation of our executive officers.

Director Compensation

     The Company’s policy has been to pay no cash compensation to directors who are employees or affiliates of Stetsys Pte, Ltd., the Company’s controlling stockholder, for their service as directors. We do, however, reimburse them for travel and other related expenses. Outside directors are paid $4,000 per meeting attended and $500 if attendance is via telephone. During fiscal 2002, options were granted to the Directors as follows: On May 22, 2002, the Board of Directors voted to grant Messrs. Elliott, Lee, and Waylan options to purchase 5,000 shares each of the Company’s common stock at $4.25 per share. These options will expire on May 21, 2012.

Executive Compensation Summary

     The following table sets forth the total compensation paid or accrued for our chief executive officer and our three other executive officers who were employed by us at December 31, 2002, excluding officers paid less than $100,000 annually. These officers are collectively referred to as the “Named Executive Officers.”

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	SARs	($)	($)(1)

Robert C. Fitting	2002	$296,055	$0	—	—	40,000	—	$18,492
Chief Executive	2001	$286,583	$120,000	—	—	96,200	—	$15,784
Officer	2000	$218,416	$200,000	—	—	125,000	—	$437,843
Brian Duggan	2002	$216,955	$0	—	—	40,000	—	$13,112
President and Chief	2001	$210,269	$100,000	—	—	73,100	—	$9,563
Operating Officer	2000	$162,308	$63,634	—	—	120,390	N/A	$10,529
Steven W. Eymann	2002	$169,458	$0	—	—	25,000	—	$14,391
Executive	2001	$174,099	$52,323	—	—	54,800	—	$11,092
Vice-President	2000	$145,201	$65,175	—	—	101,690	—	$221,811

Garry D. Kline	2002	$130,175	$0	—	—	0	—	$13,428
Chief Financial	2001	$139,382	$77,323	—	—	63,400	—	$11,512
Officer (2)	2000	$121,408	$63,634	—	—	114,190	—	$112,663

(1)	For the year ended December 31, 2002, these amounts were for matching 401K contributions, cafeteria plan benefits, employee stock purchase plan statutory purchase price discount, and excess group term life insurance premiums.

(2)	Garry D. Kline became Corporate Controller, and Richard P. Johnson became Chief Financial Officer, effective January 31, 2003.

Aggregate Holdings at Fiscal 2002 Year End

     The following table sets forth information concerning option holdings for fiscal 2002 with respect to the Named Executive Officers. There were no option exercises by Named Executive Officers in fiscal 2002.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options/SARs at		In-The-Money Options/
	Acquired		Fiscal Year-End		SARs at Fiscal Year-End(1)
	On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert C. Fitting	—	—	293,735	84,350	—	—
Brian Duggan	—	—	194,665	76,325	—	—
Steven W. Eymann	—	—	314,975	47,500	—	—
Garry D. Kline	—	—	181,907	36,175	—	—

(1)	Options are considered “in the money” if the fair market value of the underlying securities exceeds the exercise price of the options. These values are based on the December 31, 2002 closing price of our common stock of $2.40 per share on the Nasdaq National Market, less the per share exercise price, multiplied by the number of shares underlying such options.

Agreements with Certain Officers

     We have entered into Change-in-Control Severance Agreements with Messrs. Fitting, Duggan, and Eymann. Generally, a change in control occurs for purposes of these agreements upon the occurrence of the following:

•	any merger in which the company is not the surviving entity other than a merger in which our stockholders immediately prior to the merger have the same proportionate ownership of beneficial interest immediately after the merger;

•	any transfer of more than 50% of our assets, other than pursuant to a sale-leaseback, structured finance or other form of financing transaction;

•	the stockholders’ approval of any plan or proposal for liquidation or dissolution of the company;

•	any person or entity, other than a current stockholder or affiliate becomes the beneficial owner of 50% or more of our outstanding capital stock; or

•	a change in control of our board during any two-year period, excluding any new director approved by a vote of at least two-thirds of the directors who were directors at the beginning of the period.

The agreements for Messrs. Duggan, and Eymann provide for:

•	immediate vesting of all outstanding but unvested stock options;

•	severance compensation equal to 200% of the officers’ respective then current base salary if the officer is terminated without cause, or resigns for good reason, within two years of a change in control of Radyne ComStream, and 100% of their base salary if the termination occurs within one year of the change in control event; and

•	COBRA health benefits for a period of eighteen months from the date of any termination after a change in control event.

The agreement for Mr. Fitting provides for:

•	immediate vesting of all outstanding but unvested stock options;

•	severance compensation equal to 300% of Mr. Fitting’s then current base salary immediately upon a change in control of Radyne ComStream; and

•	COBRA health benefits for a period of eighteen months from the date of any termination after a change in control event.

     The agreements require us to establish a trust account upon a change in control event and deposit funds sufficient to satisfy our obligations to each officer as outlined above.

     Finally, the agreements also contain a non-compete provision restricting Messrs. Fitting, Duggan, and Eymann from competing with us or our subsidiaries for a period of one year from any separation from the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 30, 2003, the ownership of our common stock by (i) each person who is known by us to own of record or beneficially more than 5% of our outstanding common stock, (ii) each of our Named Executive Officers, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated subject to applicable community property law.

			Percentage of
Name & Address	Number of Shares (1)		Class (1)

Stetsys US, Inc.(2)	1,242,300	(3)	8.1%
Stetsys Pte Ltd(2)	9,739,100	(3)	63.4%
Robert C. Fitting(4)	482,339	(5)	2.9%
Brian J. Duggan(4)	236,005	(6)	1.4%
Steven W. Eymann(4)	400,986	(7)	2.4%
Garry D. Kline(4)	236,504	(8)	1.4%
Yip Loi Lee(4)	36,000	(13)	*
C. J. Waylan(4)	42,000	(10)	*
Dennis W. Elliott(4)	36,000	(9)	*
Kum Chuen Tang(2)	26,300	(12)	*
Richard P. Johnson(4)	25,000	(11)	*
All directors and executive officers of Radyne ComStream as a group (nine persons)	1,521,134		9.2%

*	Less than one percent.

(1)	The numbers and percentages shown include the shares of common stock actually owned as of April 30, 2003 and the shares of common stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 30, 2003, upon the exercise of options, are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(2)	The address for each of these stockholders is: c/o Singapore Technologies Pte Ltd, 1 Cuppage Road #09-01, Singapore 229469.

(3)	The shares reported as owned by Stetsys Pte Ltd include the shares reported as beneficially owned by Stetsys US, Inc., of which Stetsys Pte Ltd is the sole stockholder. The shares reported as owned by Stetsys Pte Ltd and Stetsys US, Inc., also include the shares reported as beneficially owned by Messrs. Tang and Lee, in accordance with Rule 13d-3(a) without being counted more than once. The Minister of Finance (Incorporated) of Singapore owns 80.48% of the stock of Singapore Technologies Pte Ltd, which in turn owns 100% of Stetsys Pte Ltd.

(4)	The address for each of these stockholders is: c/o Radyne ComStream Inc., 3138 East Elwood Street, Phoenix, Arizona 85034.

(5)	Includes 318,735 shares underlying exercisable options held by Mr. Fitting.

(6)	Includes 218,415 shares underlying exercisable options held by Mr. Duggan.

(7)	Includes 326,475 shares underlying exercisable options held by Mr. Eymann.

(8)	Includes 190,657 shares underlying exercisable options and 1,000 shares underlying warrants held by Mr. Kline.

(9)	Includes 36,000 shares underlying exercisable options held by Mr. Elliott.

(10)	Includes 31,500 shares underlying exercisable options held by Mr. Waylan.

(11)	Includes 25,000 shares underlying exercisable options held by Mr. Johnson.

(12)	Includes 26,300 shares underlying exercisable options held by Mr. Tang. In accordance with Rule 13d-3(a), shares owned by Mr. Tang are also included in the shares reported as beneficially owned by Stetsys Pte Ltd and Stetsys US, Inc.

(13)	Includes 36,000 shares underlying exercisable options held by Mr. Lee. In accordance with Rule 13d-3(a), shares owned by Mr. Lee are also included in the shares reported as beneficially owned by Stetsys Pte Ltd and Stetsys US, Inc.

Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2002

The Company maintains the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.

The following table gives information about equity awards under the Company’s 1996 Plan, the 2000 Plan and the ESPP.

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

Equity compensation plans approved by security holders [1]	3,308,047	$7.294	2,583,206 [2]
Equity compensation plans not approved by security holders	None	N/A	None
Total	3,308,047	$7.294	2,583,206

(1)	Of the total options outstanding, 1,019,412 and 2,288,635 have been granted under the 1996 Plan and the 2000 Plan, respectively.

(2)	Of these shares, 619,052 remain available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions

     The Company has entered into Change-in-Control Severance Agreements with certain of its executive officers. See Item 11— “Executive Compensation —Agreements with Certain Officers.”

     Sales of products in the ordinary course of business to Agilis Communication Technologies Pte Ltd, an affiliated company under the common control of Stetsys Pte. Ltd, a controlling stockholder of the Company, were $96,655 for the year ended December 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K.

     (a)  (3) See Exhibit Index

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Robert C. Fitting

Robert C. Fitting, Chief Executive
Officer (Principal Executive Officer)

Dated: May 5, 2003

Certifications

     I, Robert C. Fitting, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Radyne ComStream Inc.;

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ Robert C. Fitting
Robert C. Fitting, Chief Executive Officer
(Principal Executive Officer)

I, Richard P. Johnson, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Radyne ComStream Inc.;

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ Richard P. Johnson
Richard P. Johnson, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1 (1)	Restated Certificate of Incorporation
3.2 (2)	By-Laws, as amended and restated
10.1(a)(3)	1996 Incentive Stock Option Plan
10.1(b)(4)	Amendment to 1996 Incentive Stock Option Plan
10.2 (5)	1999 Employee Stock Purchase Plan
10.3(a) (6)	2000 Long-Term Incentive Plan
10.3(b) (7)	Amendment to 2000 Long-Term Incentive Plan
10.4(a)(8)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997
10.4(b)(8)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997
10.4(c)(8)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998
10.5(9)	Lease for facility in Phoenix, Arizona
10.6(10)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.
10.7(11)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Robert C. Fitting
10.8(12)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann
10.9(13)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan
21.1**	Subsidiaries of the Registrant
23.1**	Consent of KPMG LLP
99.1**	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors
99.2**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Principal Executive Officer
99.3**	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Principal Financial Officer
99.4*	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Principal Executive Officer
99.5*	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Principal Financial Officer

*	filed herewith

**	previously filed

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(10)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(11)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(12)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).