Form 10-Q
period 2003-03-31
RADYNE COMSTREAM INC
filed 2003-05-15
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐ No ☑

     The number shares of the registrant’s common stock, which were outstanding as of the close of business on May 1, 2003, was 15,308,832.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.
Condensed Consolidated Balance Sheets

	Mar. 31, 2003	Dec. 31, 2002

Assets	Unaudited
Current assets:
Cash and cash equivalents	$20,466,093	$16,229,558
Accounts receivable — trade, net of allowance for doubtful accounts of $398,545, and $338,904, respectively	6,619,222	10,517,340
Inventories, net	10,573,783	10,654,601
Prepaid expenses and other assets	342,717	567,352
Deferred tax assets	2,552,549	2,552,549

Total current assets	40,554,364	40,521,400
Property and equipment, net	3,248,163	3,692,842
Deposits and other intangibles	175,171	192,530

	$43,977,698	$44,406,772

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$19,666	$37,808
Accounts payable, trade	2,412,054	1,880,207
Accrued expenses	3,996,144	3,899,676
Customer advance payments	1,136,010	707,398

Total current liabilities	7,563,874	6,525,089
Deferred rent	57,478	72,264
Obligations under capital leases, excluding current installments	14,946	19,861
Accrued stock option compensation	501,073	501,073

Total liabilities	8,137,371	7,118,287

Commitments and contingent liabilities
Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding,15,308,832 at March 31, 2003 and December 31, 2002	15,309	15,309
Additional paid-in capital	50,921,603	50,921,603
Accumulated deficit	(15,073,643)	(13,625,485)
Accumulated other comprehensive loss	(22,942)	(22,942)

Total stockholders’ equity	35,840,327	37,288,485

	$43,977,698	$44,406,772

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31,

	2003	2002

Net sales	$10,879,902	$15,193,637
Cost of sales	7,214,037	9,124,971

Gross profit	3,665,865	6,068,666

Operating expenses:
Selling, general and administrative	3,451,396	3,578,666
Research and development	1,716,972	2,819,060

Total operating expenses	5,168,368	6,397,726

Earnings (loss) from operations	(1,502,503)	(329,060)
Other (income) expense:
Interest expense	8,033	13,307
Interest and other income	(62,378)	(38,280)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(1,448,158)	(304,087)
Income taxes (benefit)	—	—

Net earnings (loss) before cumulative effect of change in accounting principle	(1,448,158)	(304,087)
Cumulative effect of change in accounting principle	—	4,281,205

Net earnings (loss)	$(1,448,158)	$(4,585,292)

Earnings (loss) per share:
Basic	$(0.09)	$(0.30)

Diluted	$(0.09)	$(0.30)

Weighted average number of common shares outstanding:
Basic	15,308,832	15,093,103

Diluted	15,308,832	15,093,103

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(1,448,158)	$(4,585,292)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	4,281,205
Depreciation and amortization	494,459	600,723
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	3,898,118	340,592
Inventories	80,818	(1,230,673)
Prepaid expenses and other current assets	224,635	32,450
Deferred tax asset	—	15,987
Deposits and other intangibles	15,259	9,559
Accounts payable, trade	531,847	708,493
Accrued expenses	96,468	(500,435)
Taxes payable	—	(78,900)
Customer advance payments	428,612	370,106
Deferred rent	(14,786)	(31,105)
Accrued stock option compensation	—	(5,207)

Net cash provided by (used in) operating activities	4,307,272	(74,597)

Cash flows from investing activities:
Capital expenditures	(47,680)	(482,358)

Net cash used in investing activities	(47,680)	(482,358)

Cash flows from financing activities:
Net borrowings from notes payable under line of credit	—	21,578
Net proceeds from sale of common stock to employees, net of costs	—	243,184
Exercise of stock options	—	216,603
Principal payments on capital lease obligations	(23,057)	(17,827)

Net cash provided by (used in) financing activities	(23,057)	463,538

Net increase (decrease) in cash and cash equivalents	4,236,535	(93,417)
Cash and cash equivalents, beginning of quarter	16,229,558	7,210,937

Cash and cash equivalents, end of quarter	$20,466,093	$7,117,520

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,033	$13,307

Cash paid for taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Notes to Condensed Consolidated Financial Statements
(Information for March 31, 2003 and 2002 is Unaudited)

(1)	Unaudited Interim Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

(2)	Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, the first day of fiscal 2002. Therefore, the amortization of goodwill was suspended effective on that date. The Company also performed its transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS 142. This analysis yielded an impairment charge of $4.3 million, recorded in fourth quarter 2002 to be effective January 1, 2002 as a cumulative effect of change in accounting principle. The Company had no remaining goodwill on its balance sheet as of December 31, 2002.

(3)	Employee Stock Options

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

The Company applies APB Opinion 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

		Three Months Ended March 31,

		2003	2002

Net earnings (loss)	As reported	$(1,448,158)	$(4,585,292)
	Pro forma	$(2,020,554)	$(4,811,044)
Earnings (loss) per share -
Basic	As reported	$(0.09)	$(0.30)
Basic	Pro forma	$(0.13)	$(0.32)
Diluted	As Reported	$(0.09)	$(0.30)
Diluted	Pro forma	$(0.13)	$(0.32)

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected (increased) over the options’ vesting period of three years.

The pro forma data listed above was calculated by retroactively considering the impact of cancellations of stock options by employees effective January 22, 2003. For a full explanation of the cancelled options, please refer to the section below titled “Non-Executive Employee Stock Option Exchange Offer”.

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 80 percent — 184 percent, risk free interest rate of 4.25 percent — 6 percent and expected lives of five - nine years. In addition, the Company anticipates that approximately 5% of exercisable shares will be forfeited in each year. The per share weighted average fair value of stock options granted for the three-months ended March 31, 2003 and 2002 was $1.99 and $4.15, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

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

(4)	Inventories

Inventories consist of the following at:	Mar. 31, 2003	Dec. 31, 2002

Raw materials and components	$7,636,129	$8,012,011
Work-in-process	2,605,740	1,836,969
Finished goods	331,914	805,621

	$10,573,783	$10,654,601

(5)	Property and Equipment

Property and equipment consist of the following at:	Mar. 31, 2003	Dec. 31, 2002

Machinery and equipment	$5,945,281	$5,889,176
Furniture and fixtures	3,920,046	4,009,972
Leasehold improvements	644,630	678,567
Demonstration Units	604,146	586,378
Computers and software	893,113	889,319

	12,007,216	12,053,412
Less accumulated depreciation and amortization	(8,759,053)	(8,360,570)

Property and equipment, net	$3,248,163	$3,692,842

(6)	Accrued Expenses

Accrued expenses consist of the following at:	Mar. 31, 2003	Dec. 31, 2002

Wages, vacation and related payroll taxes	$1,285,588	$966,223
Professional fees	213,090	212,855
Warranty reserve	878,430	968,818
Restructuring costs	591,923	644,960
Other	1,027,113	1,106,820

Total accrued expenses	$3,996,144	$3,899,676

Changes to restructuring related liabilities for the three months ended March 31, 2003 were as follows:

	Accrued Lease	Accrued
	Exit Costs	Severance	Total

Balance, December 31, 2002	$644,960	$—	$644,960
Accrual for new activities	—	—	—
Cash payments	(53,037)	—	(53,037)

Balance, March 31, 2003	$591,923	$—	$591,923

Lease exit costs will be paid over the lease term expiring in February 2005.

(7)	Earnings (Loss) Per Share

The Company reported net losses for the three-month periods ended March 31, 2003 and 2002. As a result, the Company’s outstanding securities that could potentially dilute earnings per share in the future were not included in the determination of weighted average shares outstanding for purposes of calculating diluted earnings per share because to do so would have been antidilutive. A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities is as follows:

	Three Months Ended March 31,

	2003	2002

Numerator:
Earnings (loss) before cumulative effect of change in accounting principle	$(1,444,158)	$(304,087)
Cumulative effect of change in accounting principle	—	(4,281,205)

Net earnings (loss)	$(1,444,158)	$(4,585,292)

Denominator:
Weighted average common shares for basic earnings (loss) per share	15,308,832	15,093,103
Net effect of dilutive stock options and warrants	—	—

Weighted average common shares for diluted earnings (loss) per share	15,308,832	15,093,103

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.09)	$(0.02)
Cumulative effect of change in accounting principle	—	(0.28)

Net earnings (loss) per basic share	$(0.09)	$(0.30)

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.09)	$(0.02)
Cumulative effect of change in accounting principle	—	(0.28)

Net earnings (loss) per basic share	$(0.09)	$(0.30)

Securities that could potentially dilute earnings per share in the future:
Stock options with exercise price:
greater than the average market price	2,421,883	2,450,133
less than the average market price (“in the money”)	—	950,252
Common stock warrants with $8.75 exercise price	2,143,537	2,143,537

Concentrations of Risk

For the three months ended March 31, 2003, one customer accounted for 13% of the Company’s net sales. Outstanding receivables from this customer were $433,807. For the three months ended March 31, 2002, one customer accounted for 11% of the Company’s revenues. Outstanding receivables from this customer were $1,643,953. These customers are not the same from year to year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the first quarters ended March 31, 2003 and 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	other factors to which this report refers or to which our 2002 Annual Report on Form 10-K refers.

•	other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position.

     Forward-looking statements speak only as of the date the statement was made. Radyne ComStream does not undertake and specifically declines any obligation to update any forward-looking statements.

General

     Radyne ComStream Inc. (the “Company”) designs, manufactures, integrates, installs and sells products, systems and software used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite, microwave and cable communications networks. The Company’s products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through its network of international offices and service centers, it serves customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     The Company has only one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

Results of Operations

     Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     The Company reported a net loss of $1.4 million, or $0.09 per fully diluted share, for its fiscal first quarter ended March 31, 2003 compared to a net loss before cumulative effect of change in accounting principle of $0.3 million, or $0.02 per fully diluted share for the same quarter of 2002. The Company is reporting in this Form 10-Q a net loss of $4.6 million, or $0.30 per share, for the three months ended March 31, 2002 due to an impairment charge of $4.3 million related to the adoption of SFAS 142 recorded in fourth quarter 2002 to be effective January 1, 2002 as a cumulative effect of a change in accounting principle. Earnings for first quarter 2003 were negatively impacted by a significant decrease in sales and lower gross margins, partially offset by lower operating expenses compared to first quarter 2002.

     Net sales for first quarter 2003 were $10.9 million, down 28% compared to first quarter 2002 net sales of $15.2 million. Bookings were $11.0 million for the quarter, resulting in a backlog of $13.6 million at March 31, 2003. U.S. capital spending was down for the eighth consecutive quarter, the longest stretch of declines in over 20 years. The Company believes equipment purchases have been seriously delayed due to the uncertainty associated with the war in Iraq, resulting in a sharp decline in sales to most markets for satellite equipment except the military sector.

     Gross margins decreased to 34% of net sales compared to about 40% for last quarter and the same quarter of 2002, as a result of fewer sales to absorb production overhead costs and approximately $550,000 of inventory write-downs. The inventory write-downs consisted primarily of parts considered obsolete due to engineering changes made to improve product performance and reliability, and parts considered excessive in amount due to lower than expected sales of IPSAT products.

     Operating expenses have decreased 19% since first quarter 2002 due to cost cutting efforts. Selling, general and administrative expenses decreased slightly, but increased as a percentage of net sales due to the 28% drop in sales for first quarter 2003 compared to first quarter 2002. Research and development costs decreased 39% in first quarter 2003 compared to first quarter 2002 due primarily to a reduction in the workforce in mid-2002 and greater spending on research projects related to the Tiernan product lines in first quarter 2002. The Company’s headcount dropped from 259 employees at the beginning of first quarter 2002 to 205 employees at the beginning of first quarter 2003.

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $20,195,000 expiring in various years through 2022, and federal tax credit of $351,000 for utilization against taxable income/taxes payable, if any, of future periods. Management believes that its ability to utilize certain of its net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. However, due to the net losses incurred in 2002 and the first three months of 2003, and the priority in which net operating loss carryforwards are utilized, the Company provided a 100% valuation allowance against the net deferred tax assets arising in 2002 and 2003, and therefore, the Company incurred no income tax expense in either quarter.

Liquidity and Capital Resources

     Cash Flow

     Net cash provided by operating activities for the first three months of 2003 was $4.3 million, generated mostly by reductions in working capital (excluding cash and cash equivalents). The primary source of this cash flow was a $3.9 million decrease in accounts receivable as a result of a decrease in sales for first quarter 2003. Cash increased $4.2 million during first quarter 2003, from $16.2 million at December 31, 2002 to $20.5 million at March 31, 2003. Working capital was $33.0 million at March 31, 2003 and $34.0 million at December 31, 2002.

     Capital Structure

     There were no significant changes in the Company’s capital structure during the first three months of 2003. The Company had no long-term debt at March 31, 2003 or December 31, 2002. Stockholders’ equity was $35.8 million at March 31, 2003.

     For a description of the Company’s Contractual Obligations and Commitments for the next five years and thereafter, see Item 7 in the Company’s Annual Report on Form 10-K. For a description of the Company’s Obligations Under Capital Leases and Commitments for the next five years and thereafter, see Item 8, Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. There are no material changes to this information.

     Capital expenditures of $47,680 for first quarter 2003 were funded through cash provided by operating activities. Exclusive of any business acquisitions the Company makes, it does not have any material commitments for capital expenditures during the remainder of 2003.

     Liquidity Analysis, Covenants and Conditions
     (including the offer to purchase Wegener Corporation)

     On April 21, 2003, the Company announced an all cash tender offer for all of the outstanding common stock of Wegener Corporation, a provider of digital video, audio and broadcast data systems to the cable television and broadcast network markets, with about $20 million in annual sales. The Company’s offer is for $1.55 per share, for a gross purchase price estimated to be approximately $20 million, or $16 million, net of Wegener’s cash balance. The Company has sufficient cash balances in place today to purchase all of Wegener’s common stock, if it is successful with its tender offer. The offer is conditioned upon the Company obtaining at least 51% of the outstanding common stock by the tender offer expiration date of May 21, 2003, or any extended date. On May 13, 2003, the Company made a conditional offer to raise its tender offer price for Wegener by up to $1.05 million in the aggregate, or up to $1.635 per share, if certain conditions are met, which would result in the same after acquisition cash balance of the combined companies. The Company has launched a consent solicitation in connection with the Offer, designed to expand Wegener’s Board with Company nominees.

     The Company maintains a credit agreement with a bank that includes a line-of-credit of up to $10 million, based upon a borrowing base of 80% of eligible accounts receivable. The borrowing base under the credit agreement was $3 million at March 31, 2003. The Company pays a facility fee of 0.15% whether or not any amounts are actually drawn on the line of credit. At March 31, 2003 and December 31, 2002, there were no borrowings against the line of credit.

     The credit agreement expires on June 1, 2003. It prohibits mergers, consolidations, material acquisitions or transfers of assets, liens and loans to and investments in other entities and limits the use of proceeds, indebtedness and capital expenditures in each case without the bank’s consent. The credit agreement requires that Singapore Technologies Pte Ltd, which beneficially owns approximately 65% of its outstanding common stock, to maintain at least a 30% ownership interest in the Company. The agreement also contains financial covenants requiring the Company to maintain specific levels of tangible net worth, earnings and other ratios. The Company received a waiver from the bank related to its lack of profitability in the first quarter of 2003. The Company was otherwise in material compliance with the credit agreement at March 31, 2003. Failure to maintain compliance with any of the covenants in, or extend the expiration of, the current credit agreement or the inability to enter into a new credit agreement, would adversely affect the Company’s sources of liquidity.

     The Company is working with its bank to extend its current credit agreement to provide durable liquidity for the future. The Company is also talking to other prospective lenders about a new facility. The Company believes that cash and cash equivalents on hand and anticipated future cash receipts will be sufficient to meet its obligations as they become due for the next twelve months. However, a decrease in its sales would likely affect its working capital amounts and could result in the need for external credit sources.

     As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, in addition to our proposed offer for Wegener Corporation, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions or that we will have the liquidity available to us to consummate transactions we desire. For more detailed information, see our Risk Factors contained in Exhibit 99.1 to the Company’s Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under the guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. Adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For a public entity with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively and is not expected to have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk on its financial instruments from changes in interest rates. It does not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments. As of March 31, 2003, a reduction in interest rates of 1% would, over a year’s period, have a potential pretax impact of $200,000 on our interest earnings. However, this is believed to be a very remote possibility, in light of the already low interest rates. A more probable outcome would be that interest rates would increase, and any increase would positively impact our interest earnings, so long as we maintain a high cash balance.

Item 4. Controls and Procedures

     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s management has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company. The Company’s management has also concluded that the Company’s disclosure controls and procedures are designed to accumulate and communicate the information required to be disclosed by Radyne ComStream to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part II
OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a)	(3) See Exhibit Index

(b)	Registrant did not file any reports on Form 8-K during the period of January 1 through March 31, 2003:

Items 1-5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By: /s/ Richard P. Johnson Richard P. Johnson, Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2003

I, Robert C. Fitting, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radyne ComStream Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Robert C. Fitting

Robert C. Fitting, Chief Executive Officer
(Principal Executive Officer)

I, Richard P. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radyne ComStream Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Richard P. Johnson

Richard P. Johnson, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1 (1)	Restated Certificate of Incorporation
3.2 (2)	By-Laws, as amended and restated
99.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	filed herewith

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.