Form 10-Q
period 2003-06-30
RADYNE COMSTREAM INC
filed 2003-08-14
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on August 1, 2003, was 15,441,799.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.
Condensed Consolidated Balance Sheets

	June 30, 2003	Dec. 31, 2002

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$20,627,679	$16,229,558
Accounts receivable - trade, net of allowance for doubtful accounts of $505,877, and $338,904, respectively	9,674,386	10,517,340
Inventories	8,703,856	10,654,601
Prepaid expenses and other assets	316,821	567,352
Deferred tax assets	2,552,549	2,552,549

Total current assets	41,875,291	40,521,400
Property and equipment, net	2,959,174	3,692,842
Deposits and other intangibles	176,716	192,530

	$45,011,181	$44,406,772

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$19,316	$37,808
Accounts payable, trade	2,254,616	1,880,207
Accrued expenses	3,900,798	3,899,676
Customer advance payments	877,924	707,398

Total current liabilities	7,052,654	6,525,089
Deferred rent	42,319	72,264
Obligations under capital leases, excluding current installments	10,610	19,861
Accrued stock option compensation	501,073	501,073

Total liabilities	7,606,656	7,118,287

Commitments and contingent liabilities
Stockholders’ equity:
Common stock; $.001 par value - authorized, 50,000,000 shares	15,408	15,309
Additional paid-in capital	51,090,450	50,921,603
Accumulated deficit	(13,701,333)	(13,625,485)
Accumulated other comprehensive loss	—	(22,942)

Total stockholders’ equity	37,404,525	37,288,485

	$45,011,181	$44,406,772

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$14,791,878	$15,908,902	$25,671,780	$31,102,539
Cost of sales	8,160,339	12,354,897	15,374,376	21,479,868

Gross profit	6,631,539	3,554,005	10,297,404	9,622,671

Operating expenses:
Selling, general and administrative	3,701,856	3,698,545	7,153,253	7,277,211
Research and development	1,611,928	2,000,696	3,328,899	4,819,756

Total operating expenses	5,313,784	5,699,241	10,482,152	12,096,967

Earnings (loss) from operations	1,317,755	(2,145,236)	(184,748)	(2,474,296)
Other (income) expense:
Interest expense	9,275	8,179	17,587	21,486
Interest and other income	(63,830)	(248,163)	(126,487)	(286,443)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	1,372,310	(1,905,252)	(75,848)	(2,209,339)
Income taxes (benefit)	—	—	—	—

Net earnings (loss) before cumulative effect of change in accounting principle	1,372,310	(1,905,252)	(75,848)	(2,209,339)
Cumulative effect of change in accounting principle	—	—	—	(4,281,205)

Net earnings (loss)	$1,372,310	$(1,905,252)	$(75,848)	$(6,490,544)

Earnings (loss) per share:
Basic	$0.09	$(0.13)	$(0.00)	$(0.43)

Diluted	$0.09	$(0.13)	$(0.00)	$(0.43)

Weighted average common shares outstanding:
Basic	15,310,185	15,156,357	15,309,512	15,125,359

Diluted	15,310,185	15,156,357	15,309,512	15,125,359

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(75,848)	$(6,490,544)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	4,281,205
Depreciation and amortization	965,965	1,252,439
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	842,954	3,409,109
Inventories	1,950,745	3,139,392
Prepaid expenses and other current assets	250,531	227,897
Deferred tax asset	—	10,562
Deposits and other intangibles	13,714	6,504
Accounts payable, trade	374,409	(955,832)
Accrued expenses	1,122	(631,514)
Taxes payable	—	(78,900)
Customer advance payments	170,526	409,767
Deferred rent	(29,945)	(44,827)
Accrued stock option compensation	—	(736)

Net cash provided by (used in) operating activities	4,464,173	4,534,522

Cash flows from investing activities:
Capital expenditures	(230,197)	(1,506,078)
Acquisition, net of cash acquired	—	(76,214)

Net cash used in investing activities	(230,197)	(1,582,297)

Cash flows from financing activities:
Net proceeds from sales of common stock to employees	168,946	444,189
Exercise of stock options	—	306,923
Principal payments on capital lease obligations	(27,743)	(39,710)

Net cash provided by (used in) financing activities	141,203	711,402

Net increase (decrease) in cash and cash equivalents	4,375,179	3,663,627
Effects of exchange rate changes on cash and cash equivalents	22,942	—
Cash and cash equivalents, beginning of year	16,229,558	7,210,937

Cash and cash equivalents, end of quarter	$20,627,679	$10,874,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,587	$21,486

Cash paid for taxes	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Notes to Condensed Consolidated Financial Statements
(Information for June 30, 2003 and 2002 is Unaudited)

(1)  Unaudited Interim Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

(3) Stock-Based Compensation

The Company follows the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Accordingly, the Company does not recognize compensation expense for any of its stock-based plans because it does not issue options at exercise prices below the market value at date of grant. Had compensation cost for the Company’s stock-based plans been determined consistent with SFAS No. 123, its net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings (loss)
As reported	$1,372,310	$(1,905,052)	$(75,848)	$(6,490,544)
Pro forma	$799,914	$(2,918,761)	$(1,220,639)	$(8,523,962)
Earnings (loss) per share -
Basic - As reported	$0.09	$(0.13)	$(0.00)	$(0.43)
Basic - Pro forma	$0.05	$(0.19)	$(0.08)	$(0.56)
Diluted - As Reported	$0.09	$(0.13)	$(0.00)	$(0.43)
Diluted - Pro forma	$0.05	$(0.19)	$(0.08)	$(0.56)

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 80 percent - 184 percent, risk free interest rate of 1.5 percent - 6 percent and expected lives of five - nine years. In addition, the Company anticipates that approximately 5% of exercisable shares will be forfeited in each year. The per share weighted average fair value of stock options granted for the three-months ended June 30, 2002 was $3.48 using the Black-Scholes option-pricing model and the assumptions listed above. No stock options were granted for the three months ended June 30, 2003.

The pro forma data listed above was calculated by retroactively considering the impact of cancellations of stock options by employees effective January 22, 2003. For a full explanation of the cancelled options, please refer to the section below titled “Non-Executive Employee Stock Option Exchange Offer”.

Non-Executive Employee Stock Option Exchange Offer

On December 23, 2002, the Company offered to exchange certain “out of the money” non-executive employee stock options. As a result of the volatility in the stock market reflecting the current economic climate, many employees held stock options with an exercise price that significantly exceeded the market price of the Company’s common stock. Because the Company believed that these options were not providing the appropriate level of performance incentives, it offered a voluntary option exchange program allowing eligible employees to cancel their current stock options with exercise prices ranging between $6.00 and $8.25 and between $14.00 and $14.63 per share in exchange for a lesser amount of new options that will be granted no earlier than six months and one day after the options are accepted for exchange and canceled by the Company. The participating employees were to receive an amount of new options in accordance with the following exchange ratio schedule, subject to adjustments for any future stock splits, dividends and similar events:

Exercise Price Range	Exchange Ratio

$ 6.00 — $ 8.25	0.67 shares covered by a new option for every 1 share covered by a cancelled option
$14.00 — $14.63	0.40 shares covered by a new option for every 1 share covered by a cancelled option

Executive officers, directors, and non-employees were not eligible for this offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange, options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. On July 23, 2003, the Company granted, in accordance with the Non-Executive Employee Stock Option Exchange Offer, new options to purchase 496,429 shares of common stock.

(4)  Inventories

	June 30, 2003	Dec. 31, 2002

Inventories consist of the following at:
Raw materials and components	$6,260,571	$8,012,011
Work-in-process	2,097,841	1,836,969
Finished goods	345,444	805,621

	$8,703,856	$10,654,601

(5)  Property and Equipment

Property and equipment consist of the following at:	June 30, 2003	Dec. 31, 2002

Machinery and equipment	$6,021,804	$5,889,176
Furniture and fixtures	3,977,939	4,009,972
Leasehold improvements	644,630	678,567
Demonstration units	623,962	586,378
Computers and software	902,103	889,319

	12,170,438	12,053,412
Less accumulated depreciation and amortization	(9,211,264)	(8,360,570)

	$2,959,174	$3,692,842

(6)  Accrued Expenses

Accrued expenses consist of the following at:	June 30, 2003	Dec. 31, 2002

Wages, vacation and related payroll taxes	$1,363,307	$966,223
Professional fees	383,016	212,855
Warranty reserve	878,866	968,818
Restructuring costs	477,175	644,960
Other	798,435	1,106,820

	$3,900,798	$3,899,676

Changes to restructuring related liabilities for the six months ended June 30, 2003 were as follows:

Accrued Lease
Exit Costs

Balance, December 31, 2002	$644,960
Accrual for new activities	—
Cash payments	(167,785)

Balance, June 30, 2003	$477,175

Lease exit costs will be paid over the lease term expiring in February 2005.

(7)  Earnings (Loss) Per Share

The effects of the Company’s stock options and common stock warrants are excluded from the computation of earnings (loss) per share in each period present below as the effects were antidilutive. The effects were antidilutive for the three-month period ended June 30, 2003 because the exercise price of the Company’s outstanding potentially dilutive securities was greater than their average market price during the period. The effects were antidilutive for the three-month period ended June 30, 2002 and for the six-month periods ended June 30, 2003 and 2002 because the Company reported net losses. A description and amount of potentially dilutive securities excluded from the diluted earnings per share computation is as follows:

Potentially Dilutive Securities:	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Stock options with exercise price:
greater than the average market price	2,384,907	2,754,423	2,258,907	2,346,260
less than the average market price (“in the money”)	—	867,812	126,000	1,275,975
Common stock warrants with $8.75 exercise price	2,143,537	2,143,537	2,143,537	2,143,537

(8)  Concentrations of Risk

For the three months ended June 30, 2003, one customer accounted for 11% of the Company’s net sales. Outstanding receivables from this customer were $1.37 million, or 14% of accounts receivable at June 30, 2003. For the three months ended June 30, 2002, our largest customer accounted for less than 8% of the Company’s net sales. The largest customer for the current period was not the same as the largest customer for the prior period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the second quarters and six months ended June 30, 2003 and 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

     Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) management’s belief that its ability to utilize certain of its net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not and (ii) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

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

Company Overview

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

     The Company has one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

Results of Operations

     Sales. Net sales of $14.8 million for second quarter 2003 were down 7% compared to second quarter 2002 net sales of $15.9 million. Net sales for the six months ended June 30, 2003 were $25.7 million, down 17% compared to net sales of $31.1 million for the same period in 2002. The sales decreases in 2003 are due to continued poor economic conditions, declines in corporate capital spending and the severe downturn in the telecommunications equipment market over the past two years.

     Gross Profit Margins. Second quarter 2003 gross profits were $6.6 million, 87% greater than the same quarter of 2002 due primarily to a shift in the sales mix to new, lower cost products introduced during the quarter and other higher profit margin products as well as cost reductions and a prior period inventory writedown discussed below. Gross profit margins increased to 45% of net sales for second quarter 2003 compared to 22% for second quarter 2002, and to 40% for the six months ended June 30, 2003 compared to 31% for the same period in 2002. Gross profits for the second quarter and the first six months of 2003 benefited from cost reductions and other operating changes implemented to improve profitability at lower sales levels during the current downturn in the economy and telecom industry, which resulted in lower operating overhead compared to the same periods in 2002. The second quarter and first half of 2002 were also negatively impacted by $1.1 million in inventory write-downs related to discontinued product lines and other charges.

     Operating Expenses. Total operating expenses were down 7% and 13% for the three-month and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. These expense decreases are the result of management’s continued cost control efforts, and for the six-month period, staff reductions at the end of first quarter 2002. The Company’s headcount was reduced from 259 employees at the beginning 2002 to 205 employees at the end of 2002. Selling, general and administrative expenses for the second quarter and first half of 2003 were in line with the same periods in 2002, despite approximately $385,000 in costs related to the abandoned tender offer for Wegener Corporation that were expensed during second quarter 2003. The Company reduced research and development expenses by 19% and 31% for the second quarter and first half of 2003, respectively, compared to the same periods of 2002 by reducing engineering staff and focusing on projects with the highest return on investment.

     Income Taxes. At December 31, 2002, the Company had net operating loss carryforwards of approximately $20,195,000 expiring in various years through 2022, and federal tax credit of $351,000 for utilization against taxable income/taxes payable, if any, of future periods. Management believes that its ability to utilize certain of its net operating loss and tax credit carryforwards to offset future taxable income within the carryforward periods under existing tax laws and regulations is more likely than not. However, due to the net losses incurred in 2002 and the first six months of 2003, and the priority in which net operating loss carryforwards are utilized, the Company provided a 100% valuation allowance against the net deferred tax assets arising in 2002 and 2003, and therefore the Company incurred no income tax expense in either period. To the extent that it continues to experience profitable operations, the Company will evaluate the need for the valuation allowance against its deferred tax assets in future periods.

     Net Income. Net income was $1.4 million, or $0.09 per share on a diluted basis, for the second quarter ended June 30, 2003, compared to a net loss of $1.9 million, or $0.13 per share, for the second quarter of 2002, due to higher gross margins, lower operating expenses and other factors described in the preceding sections of this MD&A. The strong second quarter 2003 earnings almost offset first quarter losses resulting in near breakeven earnings for the first six months of 2003 compared to a net loss of $6.5 million, or $0.43 per share, for the first six months of 2002. In addition to the charges described above, results for the first half of 2002 include an impairment charge of $4.3 million, or $0.28 per share, related to the adoption of SFAS 142 recorded in fourth quarter 2002 to be effective January 1, 2002 as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Cash Flow

     Cash and cash equivalents increased $4.4 million during the first half of 2003, to $20.6 million at June 30, 2003 from $16.2 million at December 31, 2002. Net cash provided by operating activities for the first six months of 2003 was $4.5 million, generated mostly by reductions in working capital, excluding cash and cash equivalents, which dropped to $14.2 million at June 30, 2003 from $17.8 million at December 31, 2002. The primary source of this cash flow was a $2.0 million decrease in inventories and a $0.8 million decrease in accounts receivable since the beginning of 2003 due to lower sales for the first half of 2003.

     Capital Structure

     There were no significant changes in the Company’s capital structure during the first six months of 2003. The Company had no long-term debt at June 30, 2003 or December 31, 2002. Stockholders’ equity was $37.4 million at June 30, 2003.

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

     Capital expenditures of $230,197 for first six months of 2003 were funded through cash provided by operating activities. The Company does not have any material commitments for capital expenditures during the next twelve months.

     Liquidity Analysis

     The Company maintained a credit agreement with a bank that included a line-of-credit of up to $10 million that it allowed to expire on June 1, 2003. The Company is working with this bank and other prospective lenders to establish a new credit facility to provide durable liquidity for the future. The Company believes that cash and cash equivalents on hand and anticipated future cash flow will be sufficient to meet its obligations as they become due during the next twelve months. However, a significant decrease in its sales would likely affect its working capital amounts and could result in the need for external credit sources.

     On April 21, 2003, the Company announced an all-cash tender offer for all of the outstanding common stock of Wegener Corporation. On June 19, 2003, the Company announced that it would allow the tender offer to expire and would cease efforts to acquire Wegener at this time.

     As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. These potential transactions may require substantial capital resources, which, in turn, may require the Company to seek additional debt or equity financing. There are no assurances that the Company will be able to consummate any of these transactions or that it will have the liquidity available to consummate the transactions it desires. For more detailed information, see the Company’s Risk Factors contained in Exhibit 99.1 to the its Annual Report on Form 10-K.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For a public entity with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has not had any interests in variable interest entities, therefore, application of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively and is not expected to have a material effect on the Company’s consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The application of this statement did not have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk on its financial instruments from changes in interest rates. It does not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments. As of June 30, 2003, a reduction in interest rates of 1% would, over a year’s period, have a potential pretax impact of $200,000 on our interest earnings.

Item 4. Controls and Procedures

     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s management has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company. The Company’s management has also concluded that the Company’s disclosure controls and procedures are designed to accumulate and communicate the information required to be disclosed by Radyne ComStream to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part II
OTHER INFORMATION

Items 1-5 are not applicable and have been omitted.

Item 6. Exhibits and Reports On Form 8-K

(a)	(3) See Exhibit Index

(b)	The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this report and ending June 30, 2003:

•	On May 8, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company’s earnings and results of operations for the Company’s first fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Richard P. Johnson

Richard P. Johnson, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 13, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Change of Control Agreement, dated as of June 18, 2003, by and between Registrant and Richard P. Johnson

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title18 of the United States Code