Form 10-Q
period 2003-09-30
RADYNE COMSTREAM INC
filed 2003-11-14
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
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

     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on November 1, 2003, was 15,868,432.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$24,375,545	$16,229,558
Accounts receivable - trade, net of allowance for doubtful accounts of $281,471 and $338,904, respectively	10,707,165	10,517,340
Inventories	7,392,390	10,654,601
Prepaid expenses and other assets	267,875	567,352
Deferred tax assets	1,520,309	2,552,549

Total current assets	44,263,284	40,521,400
Property and equipment, net	2,597,055	3,692,842
Deposits and other intangibles	205,051	192,530

	$47,065,390	$44,406,772

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$17,147	$37,808
Accounts payable, trade	2,271,435	1,880,207
Accrued liabilities	4,181,052	3,899,676
Customer advance payments	834,036	707,398

Total current liabilities	7,303,670	6,525,089
Deferred rent	26,777	72,264
Obligations under capital leases, excluding current installments	7,692	19,861
Accrued stock option compensation	477,656	501,073

Total liabilities	7,815,795	7,118,287

Commitments and contingent liabilities
Stockholders’ equity:
Common stock; $.001 par value - authorized, 50,000,000 shares	15,504	15,309
Additional paid-in capital	51,311,216	50,921,603
Accumulated deficit	(12,077,125)	(13,625,485)
Accumulated other comprehensive loss	—	(22,942)

Total stockholders’ equity	39,249,595	37,288,485

	$47,065,390	$44,406,772

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$15,790,825	$12,841,172	$41,462,604	$43,943,711
Cost of sales	8,654,509	8,407,846	24,028,884	29,887,714
Inventory write-down	—	430,826	—	430,826

Gross profit	7,136,316	4,002,500	17,433,720	13,625,171

Operating expenses:
Selling, general and administrative	2,976,611	2,867,389	10,129,861	9,947,761
Research and development	1,554,561	1,946,917	4,883,462	6,766,673
Asset impairment charges	—	995,000	—	995,000
Restructuring charge	—	1,101,889	—	1,101,889

Total operating expenses	4,531,172	6,911,195	15,013,323	18,811,323

Earnings (loss) from operations	2,605,144	(2,908,695)	2,420,397	(5,186,152)
Other (income) expense:
Interest expense	4,046	12,843	21,633	34,329
Interest and other income	(55,350)	(56,908)	(181,836)	(146,511)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	2,656,448	(2,864,630)	2,580,600	(5,073,970)
Income taxes	1,032,240	—	1,032,240	—

Net earnings (loss) before cumulative effect of change in accounting principle	1,624,208	(2,864,630)	1,548,360	(5,073,970)
Cumulative effect of change in accounting principle	—	—	—	(4,281,205)

Net earnings (loss)	$1,624,208	$(2,864,630)	$1,548,360	$(9,355,175)

Earnings (loss) per share:
Basic	$0.11	$(0.19)	$0.10	$(0.62)

Diluted	$0.10	$(0.19)	$0.10	$(0.62)

Weighted average common shares outstanding:
Basic	15,452,238	15,234,693	15,357,610	15,161,804

Diluted	15,721,470	15,234,693	15,419,281	15,161,804

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$1,548,360	$(9,355,175)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	4,281,205
Loss on disposal of fixed assets	38,337	16,582
Deferred income taxes	1,032,240	4,406
Depreciation and amortization	1,414,501	1,413,717
Asset impairment charge	—	995,000
Restructuring charge	—	1,101,889
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(189,825)	5,727,423
Inventories	3,262,211	4,897,425
Prepaid expenses and other current assets	299,477	292,123
Deposits and other intangibles	(18,821)	206,582
Accounts payable, trade	391,228	(1,290,058)
Accrued expenses	281,376	(762,703)
Taxes payable	—	(78,900)
Customer advance payments	126,638	(44,425)
Deferred rent	(45,487)	(58,895)
Goodwill	—	(76,219)
Purchased Technology	—	200,000
Accrued stock option compensation	(23,417)	(736)

Net cash provided by operating activities	8,116,818	7,469,241

Cash flows from investing activities:
Capital expenditures	(350,751)	(1,615,929)

Net cash used in investing activities	(350,751)	(1,615,929)

Cash flows from financing activities:
Net proceeds from sales of common stock to employees	168,946	446,189
Exercise of stock options	220,862	306,923
Stock issuance costs, net	—	(4,000)
Principal payments on capital lease obligations	(32,830)	(59,416)

Net cash provided by financing activities	356,978	689,696

Net increase in cash and cash equivalents	8,123,045	6,543,008
Effect of exchange rate changes on cash and cash equivalents	22,942	(4,022)
Cash and cash equivalents, beginning of year	16,229,558	7,210,937

Cash and cash equivalents, end of quarter	$24,375,545	$13,749,923

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,633	$34,329

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Notes to Condensed Consolidated Financial Statements
(Information for September 30, 2003 and 2002 is Unaudited)

(1)	Unaudited Interim Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

Net earnings (loss)
As reported	$1,624,208	$(2,864,630)	$1,548,360	$(9,355,175)
Pro forma	$921,657	$(4,160,365)	$(298,982)	$(13,242,379)
Earnings (loss) per share -
Basic - As reported	$0.11	$(0.19)	$0.10	$(0.62)
Basic - Pro forma	$0.06	$(0.27)	$(0.02)	$(0.87)
Diluted - As Reported	$0.10	$(0.19)	$0.10	$(0.62)
Diluted - Pro forma	$0.06	$(0.27)	$(0.02)	$(0.87)

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 48 percent - 129 percent, risk free interest rate of 1.5 percent - 6 percent and expected lives of five - nine years. The per share weighted average fair value of stock options granted for the three months ended September 30, 2003 and September 30, 2002 was $1.47 and $1.99 respectively using the Black-Scholes option-pricing model and the assumptions listed above.

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

Exercise Price Range	Exchange Ratio

$ 6.00 — $8.25	0.67 shares covered by a new option for every 1 share covered by a cancelled option

$14.00 — $14.63	0.40 shares covered by a new option for every 1 share covered by a cancelled option

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

(4)	Inventories

Inventories consist of the following at:

	September 30,	December 31,
	2003	2002

Raw materials and components	$5,824,027	$8,012,011
Work-in-process	1,367,772	1,836,969
Finished goods	200,591	805,621

	$7,392,390	$10,654,601

(5)	Property and Equipment

Property and equipment consist of the following at:

	September 30,	December 31,
	2003	2002

Machinery and equipment	$6,051,776	$5,889,176
Furniture and fixtures	3,986,821	4,009,972
Leasehold improvements	644,630	678,567
Demonstration units	651,174	586,378
Computers and software	915,721	889,319

	12,250,122	12,053,412
Less accumulated depreciation and amortization	(9,653,067)	(8,360,570)

	$2,597,055	$3,692,842

(6)	Accrued Liabilities

Accrued liabilities consist of the following at:

	Sept. 30, 2003	Dec. 31, 2002

Wages, vacation and related payroll taxes	$1,615,711	$966,223
Professional fees	243,865	212,855
Warranty reserve	954,209	968,818
Restructuring costs	441,868	644,960
Other	925,399	1,106,820

	$4,181,052	$3,899,676

Changes to restructuring related liabilities for the nine months ended September 30, 2003 were as follows:

Accrued Lease
Exit Costs

Balance, December 31, 2002	$644,960
Accrual for new activities	—
Cash payments	(203,092)

Balance, September 30, 2003	$441,868

Lease exit costs will be paid over the lease term expiring in February 2005.

(7)	Earnings (loss) Per Share

A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net earnings (loss)	$1,624,208	($2,864,630)	1,548,360	($9,355,175)

Basic EPS- weighted average shares outstanding	15,452,238	15,234,693	15,357,610	15,161,804

Basic earnings (loss) per share	$0.11	($0.19)	$0.10	($0.62)

Basic weighted average shares	15,452,238	15,234,693	15,357,610	15,161,804
Effect of diluted stock options	269,233	—	61,670	—

Diluted EPS- weighted average shares outstanding	15,721,470	15,234,693	15,419,281	15,161,804

Diluted earnings (loss) per share	$0.10	($0.19)	$0.10	($0.62)

Stock options and warrants not included in diluted EPS since antidilutive	3,613,308	5,624,377	3,929,850	5,624,377

(8)	Concentrations of Risk

For the three months ended September 30, 2003 and September 30, 2002, our largest customer accounted for less than 8% of the Company’s net sales. The largest customer for the current period was not the same as the largest customer for the prior period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarters and nine months ended September 30, 2003 and 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

     Sales. Net sales of $15.8 million for third quarter 2003 were up 23% compared to third quarter 2002 net sales of $12.8 million. Net sales for the nine months ended September 30, 2003 were $41.5 million, down 6% compared to net sales of $43.9 million for the same period in 2002. The Company’s annual sales decreased each year from 2000 to 2002 due to declining economic conditions and corporate capital spending and a severe downturn in the telecommunications equipment market. Sales dropped to $10.9 million for the first quarter and have increased each of the next two quarters of 2003 due to an improving economy and increased corporate capital spending.

     Gross Profit Margins. Third quarter 2003 gross profits were $7.1 million, 78% greater than the same quarter of 2002 due primarily to increased sales of new, lower cost, higher gross margin products introduced during the second quarter. Gross profit for third quarter 2002 was reduced by a $0.4 million write-down of inventories. Gross profit margins increased to 45% of net sales for third quarter 2003 compared to 31% for third quarter 2002, and to 42% for the nine months ended September 30, 2003 compared to 31% for the same period in 2002. Gross profits for the third quarter and the first nine months of 2003 benefited from cost reductions and other operating changes implemented in the first quarter of 2003, resulting in lower operating overhead compared to the same periods in 2002.

     Operating Expenses. Total operating expenses were down 6% and 10% for the three-month and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002, excluding $2.1 million in asset impairment and restructuring charges recorded in third quarter 2002. These expense decreases are the result of management’s continued cost control efforts, and for the nine-month period, staff reductions at the end of first quarter 2002. The Company’s headcount was reduced from 259 employees at the beginning 2002 to 205 employees at the end of 2002. Selling, general and administrative expenses for the third quarter and first nine months of 2003 were higher by $109,000 and $182,000, respectively. The year-to-date expense includes approximately $385,000 in costs related to the abandoned tender offer for Wegener Corporation that were expensed during second quarter 2003. The Company reduced research and development expenses by 20% and 28% for the third quarter and first nine months of 2003, respectively, compared to the same periods of 2002 by reducing engineering staff and focusing only on projects with the highest return on investment.

     Earnings (Loss) From Operations. Earnings from operations were $2.6 million and $2.4 million for the third quarter and first nine months of 2003, respectively, compared to losses of $2.9 million and $5.2 million for the same periods in 2002. Earnings from operations for the second and third quarters of 2003 have benefited from increases in gross profit margins and lower operating expenses, while the same period in 2002 was negatively impacted by $2.5 million in inventory write-downs, asset impairment and restructuring charges recorded in third quarter 2002.

     Income Taxes. The Company recorded an income tax provision of $1.0 million against its deferred tax assets in the third quarter based on pre-tax earnings of $2.6 million for the first nine months of 2003 to reflect utilization of net operating losses. There was no income tax benefit recorded in the first nine months of 2002 and the first quarter of 2003 because the Company incurred operating losses and provided a 100% valuation allowance against the net deferred tax assets arising during these periods. At December 31, 2002, the Company had a valuation allowance of $10.1 million against deferred tax assets related to net operating loss carryforwards of approximately $20,195,000 expiring in various years through 2022, federal tax credits of $351,000 for utilization against any taxable income and taxes payable in future periods and temporary differences. Due to the losses incurred in 2002 and the first quarter of 2003, the Company has not made any adjustments to the deferred tax asset valuation allowance during the second and third quarters of 2003. To the extent that it continues to experience profitable operations, the Company will evaluate the need for the valuation allowance against its deferred tax assets in future periods.

     Net Earnings. Net earnings were $1.6 million, or $0.10 per share on a diluted basis, for the third quarter ended September 30, 2003, compared to a net loss of $2.9 million, or $0.19 per share, for the third quarter of 2002, due to higher sales and gross margins, lower operating expenses and other factors described in the preceding sections of this management, discussion and analysis. Earnings were $1.5 million, or $0.10 per share on a diluted basis, for the first nine months of 2003 compared to a net loss of $9.4 million, or $0.62 per share, for the same period in 2002. In addition to the charges described above, results for the first nine months of 2002 include an impairment charge of $4.3 million, or $0.28 per share, related to the adoption of SFAS 142 recorded in fourth quarter 2002 to be effective January 1, 2002 as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Cash Flow

     Cash and cash equivalents increased $8.1 million during the first nine months of 2003, to $24.4 million at September 30, 2003 from $16.2 million at December 31, 2002. Net cash provided by operating activities for the first nine months of 2003 was $8.1 million, generated mostly by reductions in working capital, excluding cash and cash equivalents, which dropped to $12.6 million at September 30, 2003 from $17.8 million at December 31, 2002. The primary source of this cash flow was a $3.3 million decrease in inventories since the beginning of 2003. Investing activities in 2003 included capital expenditures of approximately $351,000 compared to $1.6 million in 2002. Purchases of capital equipment was sharply curtailed during the first nine months of the year due to the prolonged downturn in the economy. In 2003, cash provided by financing activities was approximately $357,000 compared to $690,000 in 2002. Financing activities included sales of common stock to employees through incentive stock option exercises and the employee stock purchase plan, net of expenses of $390,000 and $749,000 for the nine month periods ending September 30, 2003 and 2002, respectively. The decrease in activities related to employee purchases of stock during the current period was a result, in part, of the lower stock option activity due to the Non-Executive Employee Stock Option Exchange Plan put in place during the first six months of the year and lower stock prices of the Companies securities during the same period. These activities were partially offset by principal payments on capital lease obligations of $33,000 and $59,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

     Capital Structure

     There were no significant changes in the Company’s capital structure during the first nine months of 2003. The Company had no long-term debt at September 30, 2003 or December 31, 2002. Stockholders’ equity increased to $39.2 million at September 30, 2003 from $37.3 million at December 31, 2002.

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

     Capital expenditures of $0.4 million for first nine months of 2003 were funded through cash provided by operating activities. The Company does not have any material commitments for capital expenditures during the next twelve months.

     Liquidity Analysis

     The Company maintained a credit agreement with a bank that included a line-of-credit of up to $10 million that it allowed to expire on June 1, 2003. The Company is working with this bank and other prospective lenders to establish a new credit facility to provide additional sources of liquidity for the future. The Company believes that cash and cash equivalents on hand and anticipated future cash flow will be sufficient to meet its obligations as they become due during the next twelve months. However, a significant decrease in its sales would likely affect its working capital amounts and could result in the need for external credit sources.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. For a public entity with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. The Company has not had any interests in variable interest entities, therefore, application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively and did not have a material effect on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk on its financial instruments from changes in interest rates. It does not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments. As of September 30, 2003, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings.

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

Item 6. Exhibits and Reports On Form 8-K

     (a)  (3) See Exhibit Index

     (b)  The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this report and ending September 30, 2003:

•	On July 31, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company’s earnings and results of operations for the Company’s second fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Richard P. Johnson

Richard P. Johnson, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Employment Agreement effective November 1, 2003 by and between Registrant and it Chief Executive Officer, Robert C. Fitting

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code