Form 10-K
period 2003-12-31
RADYNE COMSTREAM INC
filed 2004-03-16
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-11685

Radyne ComStream Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2569467 (I.R.S. Employer Identification No.)

3138 East Elwood Street, Phoenix, Arizona (Address of Principal Executive Offices)	85034 (Zip Code)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11 million based on the closing price of $2.04 per share of common stock as reported on the Nasdaq National Market on 30 June, 2003. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number shares of the registrant’s common stock, which were outstanding as of the close of business on March 4, 2004 was 16,445,745.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 13, 2004 at 2:00 p.m. in the Phoenix office.

Disclosure Concerning Forward-Looking Statements

     This Annual Report on Form 10-K, includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements and under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include, but are not limited to: (i) growth in demand for satellite system ground-based equipment and satellite-delivered communications services, (ii) continued global deregulation and privatization of telecommunications carriers, (iii) worldwide demand for Internet over Satellite connectivity and communications services in general, (iv) an increase in total foreign sales, (v) an increase in market share, and (vi) sufficient cash reserves and cash from operations to fund planned future operations and capital requirements through the end of 2004.

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

Part I

Item 1. Business

Overview

Our web site is www.radn.com. We design, manufacture, integrate, install and sell capital equipment used in the ground-based portion of satellite communication systems and cable communications networks to receive and transmit data, telephone, television, video and telephone-over-Internet. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. We design, manufacture, integrate, install and sell capital equipment used for upgrading existing analog point-to-point microwave radios to handle digital signals. We design, manufacture, integrate, install and sell capital equipment for High Definition Television (HDTV) and other digital encoding and transmission and our Armer subsidiary provides innovative solutions for the integration and installation of turnkey communications systems. Information contained on the foregoing website is not a part of this report. Through our network of international sales and service offices, agents and sales representatives, we serve customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     Our products have been utilized in major communication systems worldwide, including the following:

•	HDTV Encoders and Integrated Receiver Decoders (IRDs) for a Major Korean Communications company.

•	Earth stations for the first international satellite links in China, India, Pakistan, Brazil, Haiti and Zambia.

•	We have provided numerous microwave modems to convert existing analog TV distribution systems to handle Digital TV.

•	Supplied complete Data Broadcast network for Shanghai Stock Exchange-over 4,000 sites throughout mainland China.

•	International Cablecasting Technologies — utilizing 40,000 digital audio broadcast receivers.

•	Supply of Ground equipment for delivery of IP over Satellite to major satellite bandwidth providers.

•	First major Internet over Satellite network with 300 terminals deployed in the Dominican Republic for a distance learning application.

•	Major private audio network in Mexico and Central America for a department store chain, which transmits music, advertising and product announcements to all its store locations.

•	High-Speed DVB Modulators for Hughes Direct to PC Network and Hughes DirecTV.

•	HDTV encoders and IRDs for major international sporting events (2002 winter Olympics through NBC, 2002 World Cup through Korea Telecom and various programming through ESPN-Star TV in Singapore).

•	Selected by PamAmSat, Intelsat and ChinaSat for the deployment of IP over satellite solutions.

•	Major expansion of U.S. Government Satellite Communications Network.

Industry Overview

     Satellite technology has been established as a key element in the worldwide infrastructure of communications systems. Satellites enable communications service where there is no suitable alternative available. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks can be rapidly installed, upgraded, and reconfigured as compared with land-based networks, which require rights-of-way and are expensive and time consuming to install and upgrade. The three principal categories of satellite communications service applications are fixed satellite services, mobile satellite services, and direct broadcast services.

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

     Satellite communication systems. Satellite communication systems that are used to provide these services consist of two elements: satellites (the “space segment”) and ground-based transmission and reception systems (the “ground segment”). The space segment consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground segment, the segment of the industry that the Company operates within, consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, a satellite modem, a frequency converter, redundancy switches and voice, data, and/or video network interface equipment. Earth stations provide a communications link to the end user either directly or through land-based networks.

     Digital Encoding of TV Signals. Digital Encoding of TV Signals through the use of our encoders take analog TV signals from cameras or other sources and first convert to digital to preserve the quality eternally and second to compress the signals so they can be transmitted over much smaller bandwidths.

     Conversion of Existing Analog Point-to-point Radios. Conversion of existing analog point-to-point radios can be converted to handle digital signals for digital TV, telephone, and Internet backhaul through the use of our microwave modems.

Industry Growth

     We believe that demand for satellite system ground-based equipment has been and will continue to be driven by, among other things, the growth of satellite-delivered communications services such as the fixed, mobile, and direct broadcast services described above. We believe that future demand for satellite communications services will be driven principally by the following major factors:

•	Worldwide demand for Internet over Satellite connectivity. A large number of the World Wide Web sites reside in North America and high-speed access to the web from abroad will continue to be a major emphasis.

•	Worldwide demand for communications services, including data communications, high-speed digital television/HDTV and corporate Intranets.

•	The cost-effectiveness of satellite communications for many applications, such as digital television delivery, distance learning and IP over satellite.

•	Technological advancements and capital equipment upgrades that broaden applications and increase the capacity in satellite networks.

•	Lack of global ground-based infrastructure to support increased demand for Broadband and Internet applications and services.

•	Digital TV encoding is driven by The U.S. Federal Communications Commission mandate for Television Broadcasters to adopt DTV standards by January 2006 and the increased sales of HDTV sets being marketed today.

•	There are thousands of analog point-to-point microwave radios in operation that are candidates for upgrade to digital to handle digital TV, telephone, and Internet traffic.

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

     Because of current concerns with international terrorism, the Militaries of many countries have increased requirements for communications as their forces are spread around the world in such places as Afghanistan and Iraq. The U.S. Government’s needs, such as maintaining communications with embassies, and the U.S. military’s worldwide Command and Control requirements, continue to drive more demand for satellite communications.

     Cost-Effectiveness of Satellite Communications. The relative cost-effectiveness of satellite communications services is a major factor driving the growth of satellite communications services in areas with rapidly growing telecommunications infrastructures. Large geographic areas, where significant distances separate population concentrations, require a technology whose cost and speed of implementation is relatively insensitive to distance. Unlike the cost of land-based networks, the cost to provide services via satellite does not increase with the distance between sending and receiving stations.

     Technological Advances. Technological advances continue to increase the capacity of a single satellite and reduce the overall cost of a system and the service it delivers. This increases the number of potential end-users for the services and expands the available market. We believe that recent technological developments such as complex bandwidth efficient modulation schemes, turbo error correcting codes, bandwidth on demand, digital television compression technology, and signal processing methods will continue to stimulate the demand for the use of satellite communication services.

Market Opportunities

     Satellite communication systems provide a number of advantages over land-based networks for a variety of applications. We have identified several key markets and customer groups that we believe provide opportunities to sell our products.

International and Rural Telephony

     Satellite communication systems enjoy advantages in international telecommunications markets for several reasons:

•	It is not cost effective to utilize land-based networks in many areas of the world, such as in developing countries where the infrastructure is not in place and modern communications capabilities are just beginning to develop.

•	All areas within a satellite beam receive the same level of service, making it highly attractive in rough terrain or underdeveloped regions.

•	Satellite earth stations can be deployed much more rapidly to offer international services for third world countries and, additionally, for military deployment.

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

Private Networks

     As businesses and other organizations expand into regions of the world where the telecommunications infrastructure is inadequate for land-based networks, the need for alternative communications connections among multiple facilities becomes evident. A private network is a dedicated communications and/or data transmission network. Such a network may link employees of a multiple-location business with co-workers located throughout the world. Users can consolidate multiple applications over a single satellite network and receive the same quality of service at a lower over-all cost. We believe the satellite communications industry is poised to gain a foothold in this market by offering reliable high-speed connectivity. Satellite systems can bypass the complexity of land-based networks, multiple carriers, and varying price and billing schedules.

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

Television Video Distribution

     Compressed digital video is a recently developed technology that provides significant new market opportunities for the satellite communications industry. The development of digital compression technology eternally preserves the quality of TV signals and allows the transmission of television signals via satellite in a smaller bandwidth than is currently possible through alternative technologies. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services, including the following:

•	Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators.

•	Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks, and telemedicine.

•	The economics of compressed video allow the use of satellite transmission for long-distance teaching applications.

•	Digital cinema distribution is emerging as a viable alternative to the physical distribution of feature length films and special media events.

•	Television is distributed to affiliate stations from broadcasters through the use of point-to-point analog microwave radios that are candidates for upgrade with our microwave modem equipment. This option provides a solution at a much lower cost than replacing the analog radio with a digital radio.

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

     We expect satellite communications to continue to offer a cost-effective augmentation capability for Internet service providers, particularly in markets where land-based networks are unlikely to be either cost-effective or abundant, such as rural areas. Additionally, satellite broadcast architecture provides an attractive alternative for Internet service providers, which presently are dealing with the “bottlenecks” associated with rapid and uneven Internet growth. Satellite systems can relieve congestion by providing a low-cost means of selectively distributing content to sites closer to end-users. Today, only a few thousand websites represent a majority of the most frequently accessed content on the Internet. These web pages can be transmitted via satellite at regular intervals to designated server destinations and then stored in servers for local users to access. This cached content reduces the need to retrieve the most popular data from the source, thus reducing delays and congestion on the Internet. Likewise, we expect Internet multicasting to serve as a solution for the distribution of large applications, such as database updates.

Government and Military

     Satellites allow the military to have instant secure communications when deploying rapidly to troubled parts of the world and further support the infrastructure necessary for military tactical deployments.

     The United States government provides a significant market opportunity for satellite equipment manufacturers as government policies encourage the use of commercial “off-the-shelf” components whenever feasible. This provides us with the opportunity to configure our standard products for a sizable customer that is likely to provide consistent business.

Strategy

     Our business goals are to expand market share in our ground-based satellite systems business and improve profitability. We expect to achieve these goals through the following strategies:

     Capitalize On Our Existing Technology Leadership. We believe that the global satellite communications services and equipment market presents a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products by leveraging our technology to capture a significant share of these growth opportunities.

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

     Continued Emphasis on Operational Efficiency and Financial Performance. We have historically maintained a strong emphasis on operation efficiency and financial performance. We believe that continuing to focus our operational focus is essential to future success while continuing to grow our business. As part of this continued emphasis, we plan to devote significant time and resources to key components of our business, such as our manufacturing processes, design systems and customer relationships.

     Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product lines, improve our sales force and increase our profitability.

Products and Services

     We offer the following product families:

•	Satellite modems and earth stations.

•	Internet via satellite terminal equipment.

•	Frequency converters.

•	Data, audio, and video broadcast equipment.

•	Digital video broadcast (DVB) and high-speed modems.

•	Cable and microwave modems.

•	Digital Standard Definition and HDTV encoders and IRDs (Integrated Receivers / Decoders).

     We offer the following services:

•	Design, integration and installation of turnkey communication systems.

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

We’ve recently introduced a major addition to our satellite modem line, the Turbo Forward Error Correction Codec. The turbo product provides customers with greatly improved satellite and bandwidth performance, which directly translates to space segment cost savings. This product also affords our large, worldwide installed base of customers the opportunity to improve their performance at a significant operational cost saving.

Our earth stations commonly consist of several components, including a satellite modem, a frequency converter, a transceiver, a transmitter, redundancy switches and an antenna. Earth stations serve as an essential link in transmitting signals to, and receiving signals from, satellites. Our earth stations enable users to program power levels and operating parameters in order to compensate for low signal levels, extreme weather conditions, and other variables. We design and manufacture our earth stations using components that we manufacture as well as components that we obtain from other manufacturers.

Frequency Converters

We currently market a variety of converters used to transmit and receive signals over satellites in the commercial satellite frequency ranges of C-Band, Ka_Band, and Ku_Band. We also produce a redundancy control unit, which will switch a satellite system to stand-by equipment in the event of a malfunction in a satellite modem or converter. Such redundancy is a critical element for many of our customers, such as rural or international telephony networks, that strive to provide uninterrupted satellite communications services to their customers. Each satellite is configured to receive or transmit a particular radio wave pattern, otherwise called a frequency band, which is typically different from the frequency of the satellite modem. Frequency converters are used to alter the input/output of a satellite modem into a wave pattern that can be interpreted by the particular satellite being used in the satellite system to relay communication signals.

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

Two-way Internet Satellite Terminal Equipment

Our IPSat Internet Satellite Terminal is designed as a fully integrated modular system capable of receive-only, transmit-only or full duplex satellite connectivity to the Internet anywhere in the world. Utilizing the IPSat’s modularity and integrated routing capabilities end users can take advantage of hybrid configurations in situations where terrestrial return resources such as telephone, cable or other “upstream” technologies are available to be used in conjunction with satellite broadcasting. Where such return resources are not available, or too expensive, the IPSat system can support the return channel over satellite. The IPSat can offer the most flexible, cost efficient performance for high-speed satellite downloads from the World Wide Web for Internet service providers, corporations, educational institutions and government agencies.

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

Cable and Microwave Modems

Our cable modems are used primarily in the distribution of digital video for use by cable television distributors and in HDTV. The design of our cable modems allows for the transmission of digital video on terrestrial, broadband cable and enables system operators to manage and control the available bandwidth. Our microwave modems are used with point-to-point microwave radios and usually feature high-speed and multidata-rate capabilities that provide a complete point-to-multipoint communication link that facilitates microwave link upgrades. For example, television stations use our microwave modems to transmit audio and video over a microwave link to and from digital newsgathering trucks.

Standard and High Definition Digital TV Encoders

We offer a complete product line of Standard and High Definition TV encoders for professional applications. Our encoders are used throughout the world to provide distribution, contribution and broadcast services. Encoders are used in satellite, cable and terrestrial applications. Many U.S. broadcasters rely on our encoders to provide news gathering and direct to home service. Our encoders are recognized for their outstanding picture quality, ease of use and rugged design.

Digital TV Integrated Receivers / Decoders

Our IRDs complement the encoder products enabling us to provide complete system solutions. Receivers and decoders support DVB and ATSC standards for use in both domestic and international markets. One of our receiver/decoders, the TDR6 has been adopted by ABC and NBC as a standard. The modular TDR6 is unique, in that it supports both standard definition and high definition TV.

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

Design, Integration and Installation of Turnkey Communications Systems

At our Armer Communications Engineering facility in Chandler, Arizona, we design, integrate and test turnkey communications systems ranging from small VSAT installations to Intelsat standard stations. We deliver products and services from initial engineering and system development to final testing. In addition, we sell support services to existing and new customers. Our ability to deliver a full compliment of equipment and services to our customers is a benefit to our customers who desire a one-stop solution to their needs.

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

     Research and development expenses amounted to $6.3 million for the year ended December 31, 2003, $8.7 million for the year ended December 31, 2002 and $10.8 million for the year ended December 31, 2001. A number of new products were either launched or reached an advanced stage of development during these periods.

     We intend to use a significant portion of our cash flows from operations to fund our research into products for Internet over Satellite links, Standard Definition digital and HDTV and other new telecommunications products. We also plan to target our research and development activities at digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will prove successful.

Sales and Marketing

     We sell our products through an international sales force with sales and/or service offices in San Diego, Phoenix, Beijing, Singapore, London, Amsterdam and Bangalore, India. Our direct sales force consists of 21 individuals supported by systems and applications engineers. We focus direct sales activities on expanding our international sales by identifying emerging markets and establishing new customer accounts. Additionally, we directly target certain major accounts that may provide entry into new markets or lead to subsequent distribution arrangements. International representatives, agents and systems integrators sell our products, supported by our sales and marketing personnel.

     We participate in approximately five to seven trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our website.

     We maintain a warranty department that also includes customer service and support staff who support customers and agents and provide installation supervision, if needed. In certain instances, we use third-party companies to install and maintain our products at customer sites.

Customers

     Our customers generally include national and international telecommunications providers, digital television users, including broadcast and cable networks, Internet service providers, financial information providers, systems integrators, and the U.S. government.

     During the years ended December 31, 2003 and 2002, no single customer represented more than 10% of our net sales. Because of the nature of our business, we anticipate that any customer who could potentially represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

     Our sales in principal foreign markets for the periods indicated consisted of the following percentages of total sales.

	Year ended	Year ended	Year ended
Region	12-31-03	12-31-02	12-31-01
Asia	21%	27%	20%
Africa/Middle East	8%	5%	3%
Latin America	2%	3%	7%
Europe	16%	11%	15%
Canada	1%	1%	1%

Total Foreign Sales	48%	47%	46%

     We believe that foreign sales will continue to make up a major portion of our total sales in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may not, however, succeed in our efforts to cultivate such markets.

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

	Market Segment
	Satellite Modems &
Principle Companies Within	Small Earth	Broadband
Addressable Market Segment	Stations	IP VSAT	Datacasting	Digital TV	Integration
Comtech EF Data	30%	*	*	*	*
Paradise Datacom (Intelek)	10%	*	*	*	*
Gilat Satellite Networks Ltd.	*	20%	15%	*	*
Hughes Network Systems	*	30%	5%	*	*
ViaSat	5%	20%	15%	*	*
IDC	*	*	25%	*	*
Harmonic	*	*	*	10%	*
Scopus	*	*	*	10%	*
Tandberg Television ASA	*	*	*	30%	*
Wegener Corporation	*	*	*	5%	*
IDB Systems	*	*	*	*	20%
Globecomm Systems Inc.	*	*	*	*	50%
VertexRSI	5%	*	*	*	20%
Radyne ComStream	30%	5%	5%	15%	5%

* Competitor does not participate in product category or comprises less than 5% of the total market.

     The foregoing market share figures represent estimates based on the limited information available to us, and we cannot assure you that it is accurate.

     We compete by concentrating our sales efforts in the international market and emphasizing our product features, quality and service. We believe that the quality, performance, and capabilities of our products, our ability to customize certain network functions, and the relatively lower overall cost of our products as compared to the cost of the competing products generally offered by our major competitors represent major factors in our ability to compete. However, our major competitors have the resources to develop products with features and functions that are competitive with or superior to our products. Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers or could force us to lower the prices we charge for our products.

     We believe we are well positioned to capitalize on the demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:

•	An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team average over 20 years experience in the satellite communications industry.

•	Our expansive line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements.

•	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

•	Our ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

•	Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including in Boca Raton, Beijing, Singapore, London, Jakarta, and Amsterdam.

Manufacturing

     We assemble and test certain products at our Phoenix and Chandler, Arizona and San Diego, California facilities using subsystems and circuit boards acquired from subcontractors. We obtain the remainder of our products, completely assembled and tested, from subcontractors. Although we believe that we maintain adequate stock to minimize the procurement lead-time for certain components, our products use a number of specialized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers were unable or unwilling to fulfill our requirements, we could experience interruptions in production while we develop alternative procurement sources. We maintain an inventory of certain chips, components and subassemblies to limit the exposure for such an interruption. We believe that there are a number of alternative suppliers capable of providing replacements for the types of chips, customized components and subassemblies used in production.

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

Intellectual Property

     We rely on our proprietary technology and intellectual property to maintain our competitive position. We protect a significant portion of our proprietary technology as trade secrets by relying on confidentiality agreements with our employees and certain suppliers. We also control access to and distribution of confidential information concerning our proprietary information.

     We also have patents, which protect certain of our proprietary technology. We have been cautious in seeking to obtain patent protection for our products, since patents often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some of the foreign countries in which we sell our products do not provide the same level of protection to intellectual property as the laws of the United States. We will continue to seek patent protection for our proprietary technology in those cases where we think it can be obtained and will provide us with a competitive advantage.

Employees

     As of December 31, 2003, we had 183 full-time employees, including 4 executive officers, 108 engineering and manufacturing personnel, 34 sales and marketing, 15 installation and customer service and 22 administration personnel. These figures include employees who are based outside the United States. Our employees are not represented by a labor union. We believe that our relationships with our employees are satisfactory and in good standing.

Available Information

     Our website is http://www.radn.com. We make available, free of charge on our website, our annual, quarterly, and current reports, and any amendments to those reports, as soon as practicable after electronically filing the reports with the Securities and Exchange Commission (the “Commission”). Any materials we file with the Commission may be read and copied at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information concerning the operation of the Commission’s Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov at which you can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. Information contained on our website is not a part of this report.

Item 2. Properties

     We currently occupy approximately 40,000 square feet of building space in Phoenix, Arizona, 16,000 square feet in Chandler, Arizona and 36,000 square feet in our San Diego, California facility. The lease for our Phoenix facility expires in July 2008 and has an option to renew for two consecutive terms of five years each. The lease for our Chandler facility expires in October 2008 and has an option for a five year renewal. The lease for our San Diego facility expires in March 2005 and has an option to renew for two consecutive terms of five years each. We also lease facilities for our regional sales and service offices in Beijing, Singapore, London, Jakarta, and Amsterdam. We believe that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.

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

	High	Low
2001:
First Quarter.	$8.63	$4.88
Second Quarter	7.36	4.44
Third Quarter.	6.17	3.60
Fourth Quarter	6.10	3.54
2002:
First Quarter.	7.50	4.66
Second Quarter	4.98	3.10
Third Quarter.	3.55	1.25
Fourth Quarter	3.60	1.55
2003:
First Quarter.	2.78	2.14
Second Quarter	2.45	1.95
Third Quarter.	4.44	2.10
Fourth Quarter	8.50	4.12

Holders of Record

     As of February 13, 2004, we had approximately 400 holders of record of our common stock.

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

Sale of Unregistered Securities

     During fiscal 2003, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended. However, on February 19, 2004 Stetsys Pte. Ltd. and Stetsys US, Inc. entered into definitive purchase agreements to sell their unregistered shares of common stock in the Company, an aggregate of 9,676,800 shares, to approximately 40 institutional investors in a private transaction. The purchase price of the common stock was $9.25 per share. The shares sold in the transaction will be subject to securities law restrictions on their subsequent resale. However, the Company has agreed to register the shares for resale. The Company has not received any proceeds from this transaction.

Equity Compensation Plans

     See Item 12.

Item 6. Selected Financial Data

     The following selected statement of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the selected balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by our independent auditors, KPMG LLP. The following data is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this 10-K Annual Report.

	Years Ended December 31,
(in thousands, except share and per share data)	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA:
Net sales	$57,991	$57,662	$68,471	$70,107	$55,840
Cost of sales	31,640	38,041	39,559	38,280	29,971
Inventory write-down	—	431	—	—	—

Gross profit	26,351	19,190	28,912	31,827	25,869

Selling, general and administrative expense	13,559	13,471	15,307	13,573	12,355
Research and development expense	6,294	8,665	10,812	9,317	9,127
Stock option compensation expense	—	—	—	—	350
Restructuring charge	—	1,102	—	—	—
Asset impairment charges(1)	—	995	—	—	—

Total operating expenses	19,854	24,233	26,119	22,890	21,832

Earnings (loss) from operations	6,498	(5,043)	2,793	8,937	4,037
Interest expense	28	62	54	492	1,910
Interest income	(254)	(236)	(523)	(1,077)	(76)

Earnings (loss) before income taxes and extraordinary item	6,724	(4,869)	3,262	9,522	2,203
Income taxes (benefit)	2,599	(196)	1,326	(2,919)	85

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	4,125	(4,673)	1,936	12,441	2,118
Cumulative effect of change in accounting principle	—	4,281	—	—	—
Extraordinary item	—	—	—	—	188

Net earnings (loss)	$4,125	$(8,954)	$1,936	$12,441	$2,306

Basic earnings (loss) per share:
Earnings (loss) before extraordinary item	$0.27	$(0.59)	$0.13	$0.89	$0.30
Extraordinary item	0.00	0.00	0.00	0.00	0.02

Net earnings (loss)	$.27	$(0.59)	$0.13	$0.89	$0.32

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary item	$0.26	$(0.59)	$0.13	$0.81	$0.28
Extraordinary item	0.00	0.00	0.00	0.00	0.02

Net earnings (loss)	$0.26	$(0.59)	$0.13	$0.81	$0.30

Weighted average shares used in computation — Basic	15,487,647	15,180,379	14,943,516	13,972,078	7,111,777

Weighted average shares used in computation — Diluted	15,717,856	15,180,379	15,411,568	15,426,297	7,571,425

	Years Ended December 31,
(in thousands)	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Cash and cash equivalents	$30,130	$16,230	$7,211	$16,245	$2,948
Working capital (deficit)	41,389	33,996	35,959	33,858	(2,555)
Total assets	50,609	44,407	53,241	51,844	28,236
Long-term liabilities	222	593	684	769	760
Total liabilities	6,991	7,118	7,893	10,030	23,909
Stockholders’ equity	43,618	37,288	45,347	41,814	4,327

Notes: (1) Consists of the write down of purchased technologies related to the 1998 ComStream acquisition in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

     We reported revenues of $58 million, $57.7 million and $68.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The fluctuation of revenues is due to the downturn in the telecommunications industry over the last couple of years. Our customers’ trend has been to reduce capital expenditures to the most urgent needs. We believe the urgency for these companies to begin expending funds for new capital equipment will increase in the near term as older products fail and as newer product technologies improve the operating efficiencies of the users, saving them money over use of their older technologies. We have recently introduced new products with the latest technologies that can help our customers reduce their operational costs while increasing their capacity to deliver services.

     On April 18, 2001, we completed the acquisition of all of the assets of Tiernan Communications, Inc. for an aggregate purchase price of $4.0 million. We manufacture the Tiernan products, which are used in the television broadcast industry. The acquisition has been recorded in accordance with the “purchase method” of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.4 million and has been recorded as goodwill, which was amortized on a straight-line basis over seven years until the adoption of SFAS No. 142 on January 1, 2001.

     During the third quarter of 2002, we implemented a restructuring plan to reduce costs and address the economic slowdown and negative industry conditions. This plan included the reduction in force of approximately 10% of our workforce in the manufacturing, research and development and sales departments, the abandonment of certain non-performing and under-performing product lines and a provision for the excess space created at the San Diego facility as a result of these cost cutting measures. This effort resulted in a charge to our operating expenses of approximately $1.5 million; of which $431,000 was charged to cost of sales and the balance was charged to restructuring charge. This amount included $170,000 in severance costs. During the year ended December 31, 2002, we paid all charges except for $645,000 in lease exit costs. During the year ended December 31, 2003, $238,000 in lease exit costs was paid and $407,000 remained to be paid through February 2005.

     During the year ended December 31, 2003, we further reduced our workforce to 183 full time employees from 205 and 259 at December 31, 2002 and 2001, respectively. These reductions allowed the Company to reduce employee related expenses by approximately $2 million per year. Additionally, costs of sales were reduced which translated to higher gross margins and, because of the lower operating costs, to higher net earnings.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, warranty obligations, and contingencies based upon historical results, anticipated future events and various other assumptions, factors, and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the Company’s most critical accounting policies and estimates used in the preparation of its consolidated financial statements relate to:

•	Revenue Recognition. Revenues from product sales are recognized upon the actual shipment of product and transfer of the risk of ownership from us, or our contract manufacturers, to our customers in accordance with SEC Staff Bulletin No. 101, Revenue Recognition in Financial Statements,” as amended. We do not sell through distributors and we do not use consignment resellers as a method of selling our products. Revenue from services principally consists of sales related to services for installation and integration of satellite earth stations and video and microwave hub stations and are recognized at the time the services are performed.

•	Valuation of Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Bad debt reserves are recorded based upon historic default averages as well as through the creation of reserves established for specific customers deemed marginal in their ability to pay based upon factors known at that time. In general, if the financial condition of a customer was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Valuation and Impairment of Intangible Assets. In assessing our goodwill and other intangible assets for impairment in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to make significant assumptions about the future cash flows, overall performance, identity and allocation and valuation of the assets including goodwill and other intangibles of our reporting units. Market prices are not readily available for certain businesses, unique physical assets, and most intangible assets to be valued in goodwill impairment tests. Therefore, we estimate fair values using estimating techniques and assumptions that are matters of judgment. Our transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS No. 142, yielded an impairment charge of $4.3 million, recorded in 2002 as a cumulative effect of change in accounting principle. We have no remaining goodwill on our balance sheet as of December 31, 2003 and 2002.

•	Warranty Liability. We provide limited warranties on certain of our products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on our claim experience are accrued as cost of sales at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s present estimates, additional warranty liabilities may be required.

•	Valuation of Inventories. Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market. Our inventories include high-technology components and systems sold into rapidly changing and competitive markets, whereby such inventories may be subject to early technological obsolescence. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value. Assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In any case, actual amounts could be different from those estimated.

•	Accounting for Income Taxes. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of our net operating loss carry-forwards is dependent upon our ability to generate sufficient future taxable income. In addition, we consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should we determine that we are not able to realize all or part of our deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for deferred tax assets would result in an income tax benefit in the period such determination was made.

Results of Operations

Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

     Our net sales increased .6% to $58.0 million during the year ended December 31, 2003 from $57.7 million during the year ended December 31, 2002. This increase is primarily attributable to improved market conditions and strengthening of the economy as a whole during the last half of the year ended December 31, 2003 compared to the same period in 2002. While revenues did not increase dramatically from year to year, the first three months of 2003 was depressed, in terms of sales, resulting in our lowest volume of quarterly sales in 4 years. Sales during the last three quarters of the year continuously improved and, in total, the last nine-months of the year increased by 10% over the prior year’s last nine months. We believe our customers will begin to increase orders for our newest products and sales should increase further during the next few years.

     Our cost of sales as a percentage of net sales decreased by 12% to 55% during the year ended December 31, 2003 from 67% for the year ended December 31, 2002. The change in cost of sales as a percent of net sales is primarily due to a change in our product and services mix. Our service and installation business, which provides lower gross margins relative to certain products such as satellite modems, decreased to 8% of sales for the year ended December 31, 2003 from 12% in the prior year. Sales from services typically produce margins in the 20% to 30% range compared to the satellite modem products that produce margins in the 45% to 55% range. Our newest products enable us to sell software upgrades over a satellite link or via email or through the use of a CDRom or PCM-CIA card that is plugged into the product. These upgrades can increase our sales by up to 100% of the hardware sales price without significant increases in costs. This should help our margins increase further during the years to come, especially after we have an established base of product deployed in the field.

     Selling, general and administrative costs increased to $13.6 million, or 23% of net sales, during the year ended December 31, 2003 from $13.5 million, or 23% of sales, for the year ended December 31, 2002. Expenses attributable to our tender offer for Wegener Corporation amounted to approximately $385,000 during the second quarter of the year. Before these expenses, selling, general and administrative costs decreased slightly from the prior year. Most of our selling, general and administrative expenses are fixed and do not change when sales fluctuate.

     Research and development expenditures decreased to $6.3 million, or 11% of net sales during the year ended December 31, 2003 from $8.7 million, or 15% of net sales, during the year ended December 31, 2002. Research and development costs decreased during the year ended December 31, 2003 by approximately $2.4 million, as we benefited from the cost savings initiatives put into place in 2002.

      We remain committed to invest in our future through technological advances and our efforts to improve our older product lines for manufacturability and lower costs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries, as well as the Tiernan product lines, which target the digital television broadcast industry.

     As a result of the increase in our gross profit and our lower operating expenses as a percentage of net sales, we recorded earnings from operations of $6.5 million during year ended December 31, 2003 compared to an operating loss of $5.0 million during the year ended December 31, 2002.

     Interest expense decreased to $28,000 in the year ended December 31, 2003 from $62,000 in the year ended December 31, 2002 due to lower capitalized lease obligations during the current fiscal year compared to the year ended December 31, 2002.

     Interest income increased to $254,000 in the year ended December 31, 2003 from $236,000 in the year ended December 31, 2002. Interest income increased as a result of our approximately $22 million average cash balance on hand during the year ended December 31, 2003 compared to approximately $12 million average balance during the prior year, despite lower average interest rates of approximately 1% during the current period compared to approximately 1.5% for the prior period. We keep our cash in money market accounts and short term AAA rated investments maturing in seven to twenty-eight day increments.

     We recorded income tax expense in the year ended December 31, 2003 of $2.6 million compared to an income tax benefit of $196,000 in the year ended December 31, 2002. The increase in expense is due to taxable income generated in the current fiscal year compared to a loss in the prior year. At December 31, 2003, we provided a full valuation allowance against our remaining deferred tax assets, consisting primarily of net operating loss carryforwards. To the extent that we continue to experience profitable operations, we will evaluate the need for the valuation allowance against our deferred tax assets in future periods. Additionally, due to the stock sale as discussed in note 20 to our consolidated financial statements, it is possible that the use of net operating loss carryforwards may be limited in accordance with Section 382 of the Internal Revenue Code. Should we determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for deferred tax assets would result in an income tax benefit in the period such a determination was made.

     New orders booked (bookings) decreased 7% to $51.9 million for the year ended December 31, 2003 from $56.0 million for the year ended December 31, 2002. We believe this trend is due to the reluctance of our customers to place long term capital equipment orders in the aftermath of the economic downturn of the last few years. While we believe this trend will reverse itself over time, there can be no assurance that the trend will reverse itself soon, if at all. Our backlog of orders to be shipped, which are unshipped orders from the prior period plus new orders booked less orders shipped during the period, was $8.0 million as of December 31, 2003 a decrease of 40% from the $13.4 million in backlog as of December 31, 2002. We believe that this reduction is a result of our customers’ desires to reduce their inventory levels, shorten cycle times for filling orders and to keep their capital equipment orders to a minimum. We expect that this trend will continue to keep our backlog depressed but will not reduce our backlog below $6 million to $7 million within the next year. However, future backlogs could be reduced as we further improve our cycle times to compete with other suppliers of our product lines. Our backlog consists of orders as evidenced by written contracts and/or purchase orders from customers with fixed pricing and delivery dates. We charge cancellation charges for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to us.

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

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the first day of fiscal 2002. Therefore, the amortization of goodwill, which was approximately $449,000 for the year ended December 31, 2001, was suspended effective on that date. We also performed our transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS No. 142. This analysis yielded an impairment charge of $4.3 million, recorded in 2002 as a cumulative effect of change in accounting principle. We have no remaining goodwill on our balance sheet as of December 31, 2002.

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

Liquidity and Capital Resources

     We had working capital of $41.4 million at December 31, 2003, which represents an increase of $7.4 million, or 22%, from $34.0 million at December 31, 2002. Our working capital increased primarily as a result of an increase in cash and cash equivalents of $13.9 million, partially offset by a decrease in accounts receivable, inventory and deferred tax assets of $738,000, $2.9 million and $2.6 million, respectively. Please see the following discussion of related events.

     Net cash provided by operating activities was $12.1 million for the year ended December 31, 2003 compared to cash provided by operating activities of $9.7 million for the year ended December 31, 2002. The change is primarily due to a decrease in inventories of $2.9 million to $7.8 million for the year ended December 31, 2003, compared to a decrease in inventories of $7.2 million during the year ended December 31, 2002. In addition, accounts receivable decreased by $738,000 to $9.8 million for the year ended December 31, 2003, compared to a decrease of $4.3 million during the year ended December 31, 2002. Accounts payable increased $300,000 during the year ended December 31, 2003 compared to a decrease of $592,000 for the year ended December 31, 2002. We recorded a reduction in deferred tax assets of $2.6 million during the year ended December 31, 2003. Accrued expense decreased by only $387,000 during the year ended December 31, 2003 compared to a decrease of $79,000 during 2002. This activity, which resulted in positive changes in the Company’s cash flow was increased by net income of $4.1 million for the year ended December 31, 2003 compared to net loss of $9.0 million for the year ended December 31, 2002. However, the net loss during the year ended December 31, 2002 included items that did not have an effect on cash, such as the cumulative effect of a change in accounting principle of $4.3 million which represented the impairment of the remaining goodwill related to prior year acquisitions, and an asset impairment charge of $1.0 million and depreciation and amortization of $2.5 million, which were included in the net loss for the year ended December 31, 2002 but had no effect on cash. Net cash provided by operating activities was $12.1 million for the year ended December 31, 2003 compared to cash provided by operating activities of $9.7 million for the year ended December 31, 2002 and cash used in operating activities of $3.7 million during the year ended December 31, 2001.

     Cash used in investing activities was $400,000 for the year ended December 31, 2003 compared to $1.5 million and $6.1 million for the years ended December 31, 2002 and 2001, respectively. The decrease in net cash used in investing activities in the year ended December 31, 2003 was the result of a reduction in capital expenditures of $951,000 compared to the prior year, partially offset by an increase in proceeds from the disposal of assets of $107,000. The decrease in net cash used in investing activities is primarily due to assets, net of cash, acquired from Tiernan Communications in the amount of $4.0 million during the year ended December 31, 2001. In addition, capital expenditures were reduced to $1.5 million for the year ended December 31, 2002 compared to $2.1 million during the year ended December 31, 2001.

     We derived net cash from financing activities of $2.1 million, $824,000, and $773,000 during the years ended December 31, 2003, 2002, and 2001, respectively. During the year ended December 31, 2003, net cash from financing activities was generated primarily through the exercise of stock options and stock purchased through our Employee Stock Purchase Plan, which provided net proceeds of $1.9 million and $316,000 respectively. During the year ended December 31, 2003, the Company offered to exchange certain out-of –the-money stock options held by non-executive employees of the company and the newly granted options under the plan accounted for $.5 million of the $1.9 million of proceeds received in 2003 for the exercise of stock options (see also discussion of stock option exchange program, completed during the year ended December 31, 2003, under Note 14) During the year ended December 31, 2002, net cash from financing activities was generated primarily through the exercise of stock options and stock purchased through our Employee Stock Purchase Plan, which provided net proceeds of $307,000 and $592,000, respectively. During the year ended December 31, 2001, net cash from financing activities was generated primarily through the exercise of stock options and stock purchased through our Employee Stock Purchase Plan, which provided net proceeds of $310,000 and $463,000 respectively.

     During the years ended December 31, 2002 and through June 1, 2003, we had a credit arrangement with a bank for up to $10 million, based upon 80% of eligible accounts receivable, as defined. We paid a facility fee of 0.15% for the committed portion of the arrangement whether or not any amounts are actually drawn on the line of credit. At December 31, 2002, we had no borrowings against the line of credit. The credit agreement expired on June 1, 2003 and was not renewed.

     We believe that cash and cash equivalents on hand and anticipated future cash receipts will be sufficient to meet our obligations as they become due for the next twelve months. However, a decrease in our sales or demand for our products or services would likely affect our working capital amounts. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions. For more detailed information, see our Risk Factors contained in Exhibit 99.1 to this report.

Contractual Obligations and Commitments

     We had the following contractual obligations and commitments outstanding as of December 31, 2003:

(in thousands)	Payments due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Capital Lease Obligations *	$21	$15	$6	—	—
Operating Leases	$5,416	$2,067	$2,183	$1,166	—
Purchase Obligations	$4,640	$4,640	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance

(in thousands)	Payments due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Sheet Under GAAP	205	205	—	—	—

Total	$10,282	$6,927	$2,189	$1,166	—

*	Total lease amounts are stated less interest with rates of 2.26% to 12.96% calculated to be $663 for the life of the leases.

Impact Of Inflation

     We do not believe that inflation has had a material impact on revenues or expenses during the last five fiscal periods reported on herein.

Recently Issued and Adopted Accounting Pronouncements

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

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

     In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 44R replaces FASB Interpretation 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The application of this statement did not have a material effect on the Company’s consolidated financial statements.

     In December 2003, the Securities and Exchange Commission (“SEC”) issued staff accounting bulletin No. 104 (“SAB 104 Revenue Recognition”) which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

     We are exposed to market risk on our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments. As of December 31, 2003, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, together with related notes and the report of KPMG LLP, independent auditors, are on the following pages. Other required financial information is more fully described in Item 14.

Independent Auditors’ Report

The Board of Directors
Radyne ComStream Inc.:

     We have audited the accompanying consolidated balance sheets of Radyne ComStream Inc. and subsidiaries (the Company) (a majority-owned subsidiary of Singapore Technologies Pte Ltd) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

    /s/ KPMG LLP

Phoenix, Arizona
February 27, 2004

Radyne ComStream Inc.
Consolidated Balance Sheets
December 31, 2003 and 2002

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$30,130,218	$16,229,558
Accounts receivable — trade, net of allowance for doubtful accounts of $488,530, and $338,904, respectively	9,779,724	10,517,340
Inventories, net	7,765,648	10,654,601
Prepaid expenses and other assets	482,575	567,352
Deferred tax assets	—	2,552,549

Total current assets	48,158,165	40,521,400
Property and equipment, net	2,268,631	3,692,842
Other assets	182,236	192,530

	$50,609,032	$44,406,772

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$14,447	$37,808
Accounts payable	2,180,483	1,880,207
Accrued expenses	3,512,609	3,899,676
Taxes payable	184,792	—
Customer advance payments	876,971	707,398

Total current liabilities	6,769,302	6,525,089
Deferred rent	10,844	72,264
Obligations under capital leases, excluding current installments	5,414	19,861
Accrued stock option compensation	205,394	501,073

Total liabilities	6,990,954	7,118,287

Commitments, contingent liabilities and subsequent events (note 7, 8, 13, 17 and 20)	—	—
Stockholders equity:
Common stock; $.001 par value — authorized, 20,000,000 shares; issued and outstanding, 16,130,913 and 15,308,832 shares at December 31, 2003 and 2002, respectively	16,131	15,309
Additional paid-in capital	53,102,222	50,921,603
Accumulated deficit	(9,500,275)	(13,625,485)
Accumulated other comprehensive loss	—	(22,942)

Total stockholders’ equity	43,618,078	37,288,485

	$50,609,032	$44,406,772

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001

	Years ended December 31,
	2003	2002	2001
Net sales	$57,990,677	$57,661,711	$68,470,929
Cost of sales	31,639,411	38,040,715	39,558,792
Inventory write down	—	430,826	—

Gross profit	26,351,266	19,190,170	28,912,137

Operating expenses:
Selling, general and administrative	13,559,480	13,470,668	15,307,442
Research and development	6,294,255	8,665,128	10,811,459
Asset impairment charge	—	995,000	—
Restructuring charge	—	1,101,889	—

Total operating expenses	19,853,735	24,232,685	26,118,901

Earnings (loss) from operations	6,497,531	(5,042,515)	2,793,236
Other (income) expense:
Interest expense	27,842	61,979	54,186
Interest income	(254,473)	(236,133)	(522,527)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	6,724,162	(4,868,361)	3,261,577
Income taxes (benefit)	2,598,952	(195,827)	1,326,048

Earnings (loss) before cumulative effect of change in accounting principle	4,125,210	(4,672,534)	1,935,529
Cumulative effect of change in accounting principle	—	4,281,205	—

Net earnings (loss)	$4,125,210	$(8,953,739)	$1,935,529

Basic net earnings per share:
Net earnings (loss)	$.27	$(0.59)	$0.13

Diluted net earnings per share:
Net earnings (loss)	$.26	$(0.59)	$0.13

Weighted average number of common shares outstanding – basic	15,487,647	15,180,379	14,943,516

Weighted average number of common shares outstanding – diluted	15,717,856	15,180,379	15,411,568

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2003, 2002 and 2001

			Additional			Accumulated
	Common stock		paid-in	Deferred	Accumulated	other comprehensive
	Shares	Amount	capital	compensation	Deficit	income (loss)	Total
Balances, December 31, 2000	14,822,820	$14,823	$49,249,999	$(844,032)	$(6,607,275)	$—	$41,813,515
Exercise of stock options	84,850	85	309,621	—	—	—	309,706
Issuance of common stock through Employee Stock Purchase Plan	113,006	113	463,248	—	—	—	463,361
Deferred compensation	—	—	—	844,032	—	—	844,032
Comprehensive income:
Foreign translation adjustment	—	—	—	—	—	(18,920)	(18,920)
Net earnings	—	—	—	—	1,935,529	—	1,935,529

Comprehensive income							1,916,609

Balances, December 31, 2001	15,020,676	$15,021	$50,022,868	$—	$(4,671,746)	$(18,920)	$45,347,223

Exercise of stock options	88,364	88	306,834	—	—	—	306,922
Issuance of common stock through Employee Stock Purchase Plan	199,792	200	591,901	—	—	—	592,101
Comprehensive income (loss):
Foreign translation adjustment	—	—	—	—	—	(4,022)	(4,022)
Net earnings (loss)		—	—	—	(8,953,739)	—	(8,953,739)

Comprehensive income (loss)							(8,957,761)

Balances, December 31, 2002	15,308,832	$15,309	$50,921,603	$—	$(13,625,485)	$(22,942)	$37,288,485

Exercise of stock options	642,371	642	1,865,045	—	—	—	1,865,687
Issuance of common stock through Employee Stock Purchase Plan	179,710	180	315,574	—	—	—	315,754
Comprehensive income:
Foreign translation adjustment	—	—	—	—	—	22,942	22,942
Net earnings		—	—	—	4,125,210	—	4,125,210

Comprehensive income (loss)							4,148,152

Balances, December 31, 2003	16,130,913	$16,131	$53,102,222	$—	$(9,500,275)	$—	$43,618,078

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002, and 2001

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$4,125,210	$(8,953,739)		$1,935,529
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Asset impairment charge	—	995,000		—
Cumulative effect of change in accounting principle	—	4,281,205		—
Provision for bad debt	398,176	434,818		339,037
Deferred income taxes	2,552,549	—		1,301,869
Gain on disposal of assets	(21,178)	—		—
Depreciation and amortization	1,853,532	2,500,929		3,575,253
Increase (decrease) in cash resulting from changes in:
Accounts receivable	339,440	3,832,881		(3,200,099)
Inventories	2,888,953	7,170,472		(5,107,508)
Prepaid expenses and other current assets	84,777	228,044		(153,806)
Other assets	1,894	(115,168)		—
Accounts payable	300,276	(592,279)		247,123
Accrued expenses	(387,067)	(79,408)		(1,763,885)
Taxes payable	184,792	(78,900)		(201,100)
Customer advance payments	169,573	105,562		(625,399)
Deferred rent	(61,420)	(73,318)		(32,608)
Accrued stock option compensation	(295,679)	(736)		(3,604)

Net cash provided by (used in) operating activities	12,133,828	9,655,363		(3,689,198)

Cash flows from investing activities:
Capital expenditures	(520,997)	(1,471,558)		(2,100,472)
Proceeds from disposal of assets	121,254	14,400		1,720
Acquisition, net of cash acquired	—	—		(3,999,663)

Net cash used in investing activities	(399,743)	(1,457,158)		(6,098,415)

Cash flows from financing activities:			$
Net proceeds from sale of common stock to employees, net of costs	315,754	592,101		463,361
Exercise of stock options	1,865,687	306,922		309,706
Principal payments on capital lease obligations	(37,808)	(74,585)		(50,188)

Net cash provided by financing activities	2,143,633	824,438		772,879

Net increase (decrease) in cash and cash equivalents	13,877,718	9,022,643		(9,014,734)
Effects of exchange rate changes on cash and cash equivalents	22,942	(4,022)		(18,920)
Cash and cash equivalents, beginning of year	16,229,558	7,210,937		16,244,591

Cash and cash equivalents, end of year	$30,130,218	$16,229,558		$7,210,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,842	$61,979		$54,186

Cash paid for taxes	$—	$—		$201,100

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$—	$18,674		$—

See accompanying notes to consolidated financial statements.

Radyne ComStream, Inc.
Notes to the Consolidated Financial Statements
For the year Ended December 31, 2003, 2002 and 2001

(1) Organization and Acquisition

Radyne Corp., a Delaware corporation, (Radyne) was incorporated on November 25, 1980. On August 12, 1996, Radyne became a subsidiary of Singapore Technologies Pte Ltd (STPL), through its wholly-owned subsidiary, Stetsys US, Inc. (ST). In March 1999, Radyne changed its name to Radyne ComStream Inc. During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001. STPL beneficially owned 9,676,800 shares of the Company’s common stock at December 31, 2003. These shares represented 60% of the Company’s voting shares outstanding as of December 31, 2003 (see note 20).

Radyne ComStream Inc. (the Company) has manufacturing locations in Chandler and Phoenix, Arizona and in San Diego, California. Additionally, the Company has sales offices in Singapore, Beijing, Jakarta, London and Amsterdam. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro, Bangalore, Shanghai and Moscow. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite, microwave and cable communication networks.

The Company operates primarily in North America in the satellite communications industry. ComStream, the Company’s San Diego manufacturing facility, designs, and manufacturers satellite interactive modems and earth stations. Additionally, they manufacture and market full-transponder satellite digital audio receivers for music providers and have designed and developed a suite of products to address Internet over satellite applications and infrastructure and are the home to the Tiernan digital video product lines.

Description of Acquisitions

On April 18, 2001, Tiernan Radyne ComStream Inc. (TRC), a wholly owned subsidiary of the Company, obtained all of the assets of Tiernan Communications, Inc. (TCI) through a private foreclosure sale relating to a secured note TRC had purchased for $4.0 million in cash. Product lines acquired include standard digital TV encoders, HDTV encoders, and ATM video network adapters as well as integrated receiver/decoders. TRC offered employment to most of the employees of TCI. The acquisition was recorded in accordance with the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and certain liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,355,000 and was recorded as goodwill, which was amortized on a straight-line basis over seven years, until January 1, 2002, the date of adoption of SFAS 142. The results of operations of the acquired operations have been included in the accompanying statements of operations from the acquisition date.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations (unaudited) as if the acquisition had taken place on January 1, 2001. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition had been effective on January 1, 2001 (in thousands, except per share amounts):

Year ended
December 31, 2001
Net sales	$71,259

Other income, net	$523

Total revenues	$71,782

Net earnings (loss)	$137

Basic earnings (loss) per share	$0.01

Diluted earnings (loss) per share	$0.01

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluate its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believe that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

(c) Cash Equivalents

The Company considers all money market accounts with original maturities of 90 days or less to be cash equivalents.

(d) Revenue Recognition

The Company recognizes revenue when products have been shipped to the customer, an agreement with the customer has been executed, transfer of title and acceptance has occurred, pricing is fixed and collectibility is probable. Revenue from services is recognized when the related services have been performed.

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

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, the first day of fiscal 2002. Therefore, the amortization of goodwill, which was approximately $449,000 for the year ended December 31, 2001, was suspended effective on that date. The Company determined that it had three reporting units under its one operating segment, largely due to the different profit margins and product base among its reporting units. Two of the Company’s reporting units had recorded goodwill. The Company performed its transitional impairment test on those two reporting units. A present value technique was utilized in determining the fair value of each of the Company’s two reporting units that had goodwill. The discount rate utilized in the present value calculation was 20%. The most significant fundamental assumptions utilized in the discounted cash flow were the cash flow to be generated, the life of the asset, the stage of the product life cycle curve, and the inherent risks in achieving the projected benefits of owning the asset. The impairment analysis yielded an impairment charge of $4.3 million, recorded in 2002 as a cumulative effect of change in accounting principle. The Company has no remaining goodwill on its balance sheet at December 31, 2003 and 2002.

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

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill with a value of $4,281,205. Had SFAS No. 142 been in effect for the year ended December 31, 2001 the Company’s net earnings would have been increased to the following pro forma amounts:

2001
Net earnings:
As reported	$1,935,000
Pro forma	$2,384,000
Diluted earnings per share, as reported	$0.13
Diluted earnings per share, pro forma	$0.15

(h) Purchased Technology

In connection with the acquisition of ComStream in 1998, value was assigned to Purchased technology. Purchased technology was amortized on a straight-line basis over the expected period to be benefited of 6.25 years. Purchased technology of $995,000 was written-off during 2002 because the Company discontinued use of the technology.

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

(p) Employee Stock Options

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

		For the Year Ended December 31,
		2003	2002	2001
Net earnings (loss)	As reported	$4,125,210	$(8,953,739)	$1,935,529
	Pro forma	3,399,076	(14,136,677)	(4,229,052)
Earnings (loss) per share -
Basic	As reported	0.27	(0.59)	0.13
Basic	Pro forma	0.22	(0.93)	(0.28)
Diluted	As Reported	0.26	(0.59)	0.13
Diluted	Pro forma	0.22	(0.93)	(0.27)

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected (increased) over the options’ vesting period of three years.

The fair value of options granted under the stock option plans was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 49 percent — 128 percent, risk free interest rate of 1.20 percent – 4.50 percent, and expected lives of five — seven years. The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2003, 2002 and 2001 were $1.65, $3.16 and $6.53, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

(q) Segment Reporting

The Company has only one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

(r) Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statement amounts to conform to the 2003 presentation.

(3) Inventories

	2003	2002
Inventories consist of the following at December 31:
Raw materials and components	$6,261,301	8,012,011
Work-in-process	1,136,639	1,836,969
Finished goods	367,708	805,621

	$7,765,648	10,654,601

(4) Property and Equipment

	2003	2002
Property and equipment consist of the following at December 31:
Machinery and equipment	$6,020,208	5,889,176
Furniture and fixtures	4,053,123	4,009,972
Leasehold improvements	644,630	678,567
Demonstration units	673,469	586,378
Computers and software	923,228	889,319

	12,314,658	12,053,412
Less accumulated depreciation and amortization	(10,046,027)	(8,360,570)

Property and equipment, net	$2,268,631	3,692,842

(5) Accrued Expenses

	2003	2002
Accrued expenses consist of the following at December 31:
Wages, vacation and related payroll taxes	$1,025,366	966,223
Professional fees	220,353	212,855
Warranty reserve	856,491	968,818
Restructuring costs	406,561	644,960
Commissions	385,749	465,039
Other	618,089	641,781

Total accrued expenses	$3,512,609	3,899,676

The following summarizes changes to restructuring related liabilities for the years ended December 31, 2003 and 2002:

	Accrued Lease	Accrued
	Exit Costs	Severance	Total
Balance, December 31, 2001	$—	$—	$—
Accrual for new activities	791,000	170,000	961,000
Cash payments	(146,040)	(170,000)	(316,040)

Balance, December 31, 2002	$644,960	$—	$644,960
Cash payments	(238,399)	—	(238,399)

Balance, December 31, 2003	$406,561	$—	$406,561

During the third quarter of 2002, the Company implemented a restructuring plan to reduce costs and address the economic slowdown and negative industry conditions. This plan included the reduction in force of approximately 10% of its workforce in the manufacturing, research and development and sales departments, the abandonment of certain non-performing and under-performing product lines and a provision for the excess space created at the San Diego facility as a result of these cost cutting measures. This effort resulted in a charge to the Company’s operating expenses of approximately $1.5 million; of which $431,000 was charged to cost of sales and the balance was charged to restructuring charge. This amount included $170,000 in severance costs. During the year ended December 31, 2002, the Company paid all charges except for $645,000 in lease exit costs. During the year ended December 31, 2003, $238,000 in lease exit costs was paid and $407,000 remained to be paid through February 2005.

(6) Line of Credit

During the year ended December 31, 2003 the Company’s line of credit expired and was not renewed.

(7) Obligations Under Capital Leases

The Company leases machinery and equipment under capital leases. The cost and accumulated depreciation of the equipment was $146,101 and $130,623, respectively, at December 31, 2003 and $252,440 and $151,073, respectively, at December 31, 2002, and is included in property and equipment in the accompanying consolidated balance sheets and is being amortized over the estimated useful lives of the machinery and equipment. The reductions in amounts of equipment under capital leases is due to leases which expired in 2003.

Payments on capital lease obligations due after December 31, 2003 are as follows:

2004	$15,023
2005	5,501

Total minimum lease payments	20,524
Less amount representing interest at rates of 2.26% to 12.96%	663

Present value of minimum lease payments	19,861
Less current installments	14,447

Capital lease obligations due after one year	$5,414

(8) Commitments

Rent expense was $1,860,315, $1,778,557 and $1,801,765 for the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum rentals under leases after December 31, 2003 are as follows:

2004	$2,067,073
2005	1,205,412
2006	977,758
2007	1,009,457
2008	156,393
Thereafter	—

Total commitments	$5,416,093

The Company currently subleases a portion of its Phoenix facility to the University of Phoenix Online. Rent expense was offset by $275,151 and $267,098 for the years ended December 31, 2003 and 2002 for rent payments received through this sublease. Future minimum rentals under leases after December 31, 2003 are also offset by $283,204, $291,257, $299,311 and $255,018 for the years ended December 31, 2004, 2005, 2006 and 2007, respectively. This sublease agreement expires in 2007.

The Company generally has commitments with certain suppliers and subcontract manufacturers to supply certain components and estimates its non-cancelable obligations for these commitments to be approximately $4,460,000 at December 31, 2003.

(9) Income Taxes

Income tax expense (benefit) amounted to $2,598,592, $(195,827) and $1,326,048 for the years ended December 31, 2003, 2002 and 2001, respectively. The actual tax expense (benefit) for these periods differs from the Federal statutory tax expense for those periods as follows:

	Years ended December 31,
	2003	2002	2001
Computed Federal statutory tax expense	$2,286,215	(1,655,243)	1,108,936
State tax expense (benefit)	206,878	(26,402)	357,554
Change in federal valuation allowance	1,282,366	1,465,538	—
Extra territorial income exclusion	(1,128,061)	—	(269,739)
Research and development credits	—	—	(70,000)
Other adjustments	(48,446)	20,280	199,297

Total	$2,598,592	(195,827)	1,326,048

The income tax benefit of $195,827 in 2002 was the result of the recovery of income tax payments made in previous periods.

Components of income tax expense (benefit) for 2003, 2002 and 2001 follows:

	Current	Deferred	Total
2003:
Federal	$(10,097)	2,295,597	2,285,500
State	56,500	256,952	313,452

Total	$46,403	2,552,549	2,598,952

	Current	Deferred	Total
2002:
Federal	$(155,824)	—	(155,824)
State	(40,003)	—	(40,003)

Total	$(195,827)	—	(195,827)

2001:
Federal	$9,605	774,695	784,300
State	14,574	527,174	541,748

Total	$24,179	1,301,869	1,326,048

	2003	2002
Deferred tax assets consisted of the following at December 31:
Deferred tax assets:
Cumulative tax effect of net operating loss carryforwards	$6,966,344	7,940,778
Tax credits	388,747	351,258
Reserves and accruals	1,583,862	2,121,069
Depreciation	318,830	1,334
Amortization of goodwill and intangibles	624,750	719,307
Valuation allowance	(9,882,533)	(8,581,197)

	$—	2,552,549

The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was $1,301,336 and $1,775,085, respectively. The valuation allowance includes approximately $1,327,000 for net operating loss carryforwards that relate to stock option compensation expense for income tax reporting purposes. Any utilization of these net operating loss carryforwards would be recorded, in the amount of its tax benefit to the Company, as an increase to Additional Paid-In-Capital. At December 31, 2003, the Company has net operating loss carryforwards of approximately $18,960,000 expiring in various years from 2018 through 2022, and federal tax credits of $388,000, of which approximately $64,000 expires in 2017 and the balance of which do not expire. These net operating losses and federal tax credits are available for utilization against taxable income/taxes payable of future periods, if any. Due to the sale of stock (note 20) it is possible the use of the Company’s net operating loss carryforwards may be limited in accordance with Section 382 of the Internal Revenue Code. A determination as to this limitation will be made at a future date as the net operating losses are utilized. The Company recorded a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Should the Company determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for deferred tax assets would result in an income tax benefit in the period such determination was made.

(10) Significant Customers and Foreign and Domestic Sales

No customer represented greater than 10% of net sales during any of the years ended December 31, 2003, 2002 or 2001.

The Company sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Asia	21%	27%	20%
Africa/Middle East	8	5	3
Latin America	2	3	7
Europe	16	11	15
Canada	1	1	1

Total foreign	48	47	46
Domestic	52	53	54

	100%	100%	100%

Foreign assets	$—	$319,000	$388,000

The Company has two primary product lines: 1) satellite modems and ‘earth stations’ (including services related to integration and installation of this type of equipment), and 2) broadcast products. The sales of satellite modems and earth stations accounted for approximately 80% of 2003, 63% of 2002 and 73% of 2001 net sales, respectively.

In 2003, the Company transferred all of the assets of the ComStream UK Ltd. entity to the San Diego operating facility. Prior to 2003, the Company maintained the subsidiary entity under the registration of the United Kingdom. In 2003, it was decided that the original reasons to establish the legal entity in the UK no longer existed. Therefore, effective January 1, 2003 the legal entity was dissolved. The Company maintains a sales office in the UK which is a branch of Radyne ComStream Inc.

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

(12) Earnings (Loss) Per Share

A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share follows:

	Years ended December 31,
	2003	2002	2001
Earnings (loss) available to common stockholders	$4,125,210	$(8,953,739)	$1,935,529

Basic EPS-weighted average shares outstanding	15,487,647	15,180,379	14,943,516

Basic earnings (loss) per share:
Net earnings	$.27	$(0.59)	$0.13

Basic EPS-weighted average shares outstanding	15,487,647	15,180,379	14,943,516
Effect of dilutive securities	230,209	—	468,052

Dilutive EPS-weighted average shares outstanding	15,717,856	15,180,379	15,411,568

Diluted earnings (loss) per share:
Net earnings (loss)	$.26	$(0.59)	$0.13

Stock options not included in diluted EPS since antidilutive.	1,647,781	3,322,461	1,692,527

Stock warrants not included in diluted EPS since antidilutive	2,143,537	2,143,537	1,183,166

(13) Employee Benefit Plan

The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. The Company provided contributions of $183,957, $266,881 and $319,457 respectively, for the years ended December 31, 2003, 2002 and 2001. Each participant may elect to contribute any portion of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the years ended December 31, 2003, 2002 and 2001, the Company matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000.

(14) Stock Options

In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Options Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000             shares. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2003, the Company had 2,012,087 options outstanding under this plan.

In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock. At December 31, 2003, the Company had 591,369 options outstanding under this plan.

At December 31, 2003, the Company had a total of 2,603,456 options outstanding at exercise prices ranging from $2.25 to $14.625 per share. Of the total options, the Company had 117,072 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.719 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $205,394 and $501,073 at December 31, 2003 and 2002, respectively. A summary of the aforementioned stock plan activity follows:

		Weighted
		Average
		Price Per
	Number	Share
Balance, December 31, 2000	2,678,266	8.48
Granted	1,411,100	6.60
Forfeited	(434,814)	9.61
Exercised	(84,850)	4.23

Balance, December 31, 2001	3,569,702	$7.71

Granted	432,000	4.27
Forfeited	(605,291)	8.17
Exercised	(88,364)	3.45

Balance, December 31, 2002	3,308,047	$7.29

Granted	1,167,429	3.61
Cancelled	(999,615)	9.90
Forfeited	(230,304)	4.21
Exercised	(642,101)	2.92

Balance, December 31, 2003	2,603,456	$5.99

A summary of stock options outstanding at December 31, 2003 follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at	Contractual	Exercise	at	Exercise
Exercise Prices	12/31/03	Life	Price	12/31/03	Price
$2.50	117,072	3 years	$2.50	117,072	$2.50
$2.50 to 3.13	242,127	4.5 years	2.93	242,127	2.93
$3.00 to 4.19	166,850	5.5 years	3.37	166,850	3.37
$5.03 to 14.63	528,095	6.5 years	12.38	528,095	12.38
$4.25 to 7.41	431,811	7.5 years	6.64	336,871	6.65
$2.43 to 5.07	284,300	8.5 years	4.22	136,300	4.21
$2.25 to 5.21	833,201	9.5 years	4.12	370,290	3.43

$2.25 to 14.63	2,603,456	7.44 years	$5.99	1,897,605	$6.42

Non-Executive Employee Stock Option Exchange Offer

On December 23, 2002, the Company offered to exchange certain “out of the money” non-executive employee stock options. As a result of the volatility in the stock market reflecting the current economic climate, many employees held stock options with an exercise price that significantly exceeded the market price of the Company’s common stock. Because the Company believed that these options were not providing the appropriate level of performance incentives, it offered a voluntary option exchange program allowing eligible employees to cancel their current stock options with exercise prices ranging between $6.00 and $8.25 and between $14.00 and $14.63 per share in exchange for a lesser amount of new options that would be granted no earlier than six months and one day after the options were accepted for exchange and canceled by the Company. The participating employees were to receive an amount of new options in accordance with the following exchange ratio schedule, subject to adjustments for any future stock splits, dividends and similar events:

Exercise Price Range	Exchange Ratio
$6.00 — $8.25	0.67 shares covered by a new option for every 1 share covered by a cancelled option

$14.00 — $14.63	0.40 shares covered by a new option for every 1 share covered by a cancelled option

Executive officers, directors, and non-employees were not eligible for this offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange, options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. Subject to the terms and conditions of the offer, the Company granted new options to purchase 496,429 shares of common stock on July 23, 2003 at an exercise price of $2.26.

(15) Employee Stock Purchase Plan

On June 15, 1999, the Company’s shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. There were 1,000,000 shares authorized for issuance under the plan. As of December 31, 2003, 439,342 shares remain unissued under the plan.

(16) Related Party Transactions

Sales to Agilis Communication Technologies Pte Ltd (Agilis), an affiliate of ST, amounted to $0, $96,655 and $244,022 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(18) Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 follows:

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
Years ended December 31:
2003	$338,904	398,176	248,550	488,530

2002	$1,172,523	434,818	1,268,437	338,904

2001	$1,014,813	339,037	181,327	1,172,523

(19) Quarterly Financial Data — Unaudited

     A summary of the quarterly data for the years ended December 31, 2003 and 2002 follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2003:
Total revenues	$10,880	14,792	15,791	16,528	57,991

Gross profit	$3,666	6,632	7,135	8,918	26,351

Operating expenses	$5,168	5,313	4,532	4,841	19,854

Earnings (loss) from operations	$(1,503)	1,318	2,605	4,077	6,497

Net earnings (loss)	$(1,448)	1,372	1,624	2,577	4,125

Basic earnings (loss) per share	$(0.09)	.09	.11	.16	.27

Diluted earnings (loss) per share	$(0.09)	.09	.10	.16	.26

2002:
Total revenues	$15,194	15,909	12,841	13,718	57,662

Gross profit	$6,069	3,554	4,003	5,565	19,191

Operating expenses	$6,398	5,699	6,912	5,224	24,233

Earnings (loss) from operations	$(329)	(2,145)	(2,909)	340	(5,043)

Net earnings (loss)	$(4,585)	(1,905)	(2,895)	431	(8,954)

Basic earnings (loss) per share	$(0.30)	(0.13)	(0.19)	.03	(0.59)

Diluted earnings (loss) per share	$(0.30)	(0.13)	(0.19)	.03	(0.59)

(20) Subsequent Event

     On February 19, 2004, Stetsys Pte. Ltd. and Stetsys US, Inc. entered into definitive purchase agreements to sell their shares of common stock in the Company, an aggregate of 9,676,800 shares, to approximately 40 institutional investors in a private transaction. The purchase price of the common stock was $9.25 per share. The shares sold in the transaction will be subject to securities law restrictions on their subsequent resale. However, the Company has agreed to register the shares for resale. The Company has not received any proceeds from this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to its management. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer believe that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART III

Item 10. Directors, Executive Officers and Key Employees

     Information regarding directors and executive officers of the Company is set forth under the captions “Board of Directors” and “Executive Officers and Compensation” in the Company’s Proxy Statement relating to its 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”), which has been filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2003, and such information is incorporated by reference in this Form 10-K. The “Compensation Committee Report on Executive Compensation,” The Report of

the Audit Committee” and the “Stock Price Performance Graph” contained in the 2004 Proxy Statement are not incorporated by reference in this Form 10-K.

     The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technical Officer. A copy of the Company’s Code of Ethics will be mailed, at no charge, upon request submitted to Linda Gardner, Investor Relations, Radyne ComStream Inc, 3138 East Elwood St., Phoenix, Arizona 85034. If the Company makes any amendment to, or grant any waivers of, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.radn.com.

     The Board has determined that there is a financial expert, within the meaning defined under the rules of the NASDAQ National Market Rules, that serves on the Audit Committee of the Board of Directors.

Item 11. Director and Executive Compensation

     Information regarding director and executive compensation is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the 2004 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Principal Stockholders and Management” in the 2004 Proxy Statement, which information is incorporated in this Form 10-K by reference.

     Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2003

     The Company maintains the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.

     The following table gives information about equity awards under the Company’s 1996 Plan, the 2000 Plan and the ESPP.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1]	2,603,456	$5.99	2,026,644 [2]
Equity compensation plans not approved by security holders	None	N/A	None

Total	2,603,456	$5.99	2,026,644

1	Of the total options outstanding, 591,369 and 2,012,087 have been granted under the 1996 Plan and the 2000 Plan, respectively.

2	Of these shares, 439,342 remain available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

     Information regarding the Company’s principal accounting fees and services is set forth under the caption “Principal Accounting Fees and Services” in the 2004 Proxy Statement, which information is incorporated in this Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1) The following consolidated financial statements of Radyne ComStream Inc. and subsidiaries are included in Part II, Item 8:

Independent Auditors’ Reports

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

     (a) (2) All financial statement schedules have been omitted because they are not applicable, not required, or the information has been disclosed in the consolidated financial statements or notes thereto or otherwise in this Form 10-K report.

     (a) (3) See Exhibit Index

     (b) Registrant did not file any reports on Form 8-K during the period of October 1 through December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Robert C. Fitting Robert C. Fitting, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Garry Kline Garry Kline, Vice President, Secretary and Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ Garry D. Kline Garry D. Kline, Vice President and Corporate Controller (Principal Accounting Officer)

Dated: March 16, 2004

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Robert C. Fitting and Garry Kline, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lim Ming Seong Lim Lim Ming Seong	Chairman of the Board of Directors	March 16, 2004

/s/ Robert C. Fitting Robert C. Fitting	Chief Executive Officer and Director Vice President, Secretary and Acting Chief	March 16, 2004

/s/ Garry Kline Garry Kline	Financial Officer (Principal Financial Officer) Vice President and Corporate Controller	March 16, 2004

/s/ Garry D. Kline Garry D. Kline	(Principal Accounting Officer)	March 16, 2004

/s/ C.J. Waylan C.J. Waylan	Director	March 16, 2004

/s/ Lee Yip Loi Lee Yip Loi	Director	March 16, 2004

/s/ Dennis Elliott Dennis Elliott	Director	March 16, 2004

/s/ Michael A. Smith Michael A. Smith	Director	March 16, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	By-Laws, as amended and restated

10.1(a)(3)	1996 Incentive Stock Option Plan

10.1(b)(4)	Amendment to 1996 Incentive Stock Option Plan

10.2 (5)	1999 Employee Stock Purchase Plan

10.3(a) (6)	2000 Long-Term Incentive Plan

10.3(b) (7)	Amendment to 2000 Long-Term Incentive Plan

10.4(a)(8)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b)(8)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c)(8)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5(9)	Lease for facility in Phoenix, Arizona

10.6(10)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.

10.7(11)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Robert C. Fitting

10.8(12)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann

10.9(13)	Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

24.1*	Power of Attorney (see signature page)

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

*	filed herewith

†	furnished herewith

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(10)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(11)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(12)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).