Form 10-Q
period 2004-03-31
RADYNE COMSTREAM INC
filed 2004-05-12
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on April 30, 2004, was 16,466,956.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.

Condensed Consolidated Balance Sheets

	Mar. 31, 2004	Dec. 31, 2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$32,930,576	$30,130,218
Accounts receivable - trade, net of allowance for doubtful accounts of $346,567, and $488,530, respectively	10,651,123	9,779,724
Inventories	8,691,986	7,765,648
Prepaid expenses and other assets	481,227	482,575

Total current assets	52,754,912	48,158,165
Property and equipment, net	2,015,852	2,268,631
Other assets	179,275	182,236

	$54,950,039	$50,609,032

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$11,668	$14,447
Accounts payable	2,110,167	2,180,483
Accrued expenses	3,660,747	3,512,609
Taxes payable	124,207	184,792
Customer advance payments	598,805	876,971

Total current liabilities	6,505,594	6,769,302
Deferred rent	—	10,844
Obligations under capital leases, excluding current installments	3,112	5,414
Accrued stock option compensation	186,028	205,394

Total liabilities	6,694,734	6,990,954

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 16,450,446 and 16,130,913 shares at March 31, 2004 and December 31, 2003, respectively	16,451	16,131
Additional paid-in capital	54,603,765	53,102,222
Accumulated deficit	(6,364,911)	(9,500,275)

Total stockholders’ equity	48,255,305	43,618,078

	$54,950,039	$50,609,032

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31,
	2004	2003
Net sales	$15,072,715	$10,879,902
Cost of sales	7,092,841	7,214,037

Gross profit	7,979,874	3,665,865

Operating expenses:
Selling, general and administrative	3,409,527	3,451,396
Research and development	1,295,868	1,716,972

Total operating expenses	4,705,395	5,168,368

Earnings (loss) from operations	3,274,479	(1,502,503)
Other (income) expense:
Interest expense	1,991	8,033
Interest and other income	(82,278)	(62,378)

Earnings (loss) before income taxes	3,354,766	(1,448,158)
Income taxes	219,402	—

Net earnings (loss)	$3,135,364	$(1,448,158)

Earnings (loss) per share:
Basic	$0.19	$(0.09)

Diluted	$0.18	$(0.09)

Weighted average number of common shares outstanding:
Basic	16,344,922	15,308,832

Diluted	17,658,754	15,308,832

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$3,135,364	$(1,448,158)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on disposal of assets	57,389	—
Depreciation and amortization	385,225	494,459
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(871,399)	3,898,118
Inventories	(926,338)	80,818
Prepaid expenses and other current assets	1,348	224,635
Accrued income taxes	(60,585)	—
Deposits and other intangibles	861	15,259
Accounts payable	(70,316)	531,847
Accrued expenses	148,138	96,468
Customer advance payments	(278,166)	428,612
Deferred rent	(10,844)	(14,786)
Accrued stock option compensation	(19,366)	—

Net cash provided by operating activities	1,491,311	4,307,272

Cash flows from investing activities:
Capital expenditures	(187,735)	(47,680)

Net cash used in investing activities	(187,735)	(47,680)

Cash flows from financing activities:
Exercise of stock options	1,231,461	—
Tax benefit from disqualifying dispositions	270,402	—
Principal payments on capital lease obligations	(5,081)	(23,057)

Net cash provided by (used in) financing activities	1,496,782	(23,057)

Net increase in cash and cash equivalents	2,800,358	4,236,535
Cash and cash equivalents, beginning of quarter	30,130,218	16,229,558

Cash and cash equivalents, end of quarter	$32,930,576	$20,466,093

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,991	$8,033

Cash paid for taxes	$60,585	$—

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Notes to Condensed Consolidated Financial Statements
(Information for March 31, 2004 and 2003 is Unaudited)

(1)	Unaudited Interim Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

(2)	Employee Stock Options

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

The Company applies APB Opinion 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

		Three Months Ended March 31,
		2004	2003
Net earnings (loss)	As reported	$3,135,364	$(1,448,158)
	Fair value of stock options	(322,443)	(572,396)

	Pro forma	$2,812,921	$(2,020,554)

Earnings (loss) per share -
Basic	As reported	$0.19	$(0.09)
Basic	Pro forma	$0.17	$(0.13)
Diluted	As Reported	$0.18	$(0.09)
Diluted	Pro forma	$0.16	$(0.13)

The pro forma data listed above was calculated by retroactively considering the impact of cancellations of stock options by employees effective January 22, 2003. For a full explanation of the cancelled options, please refer to the section below titled “Non-Executive Employee Stock Option Exchange Offer".

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 48 percent — 95 percent, risk free interest rate of 3.0 percent — 5.0 percent and expected lives of five - seven years. In addition, the Company anticipates that approximately 5% of exercisable shares will be forfeited in each year. The per share weighted average fair value of stock options granted for the three-months ended March 31, 2004 and 2003 was $6.07 and $1.03, respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

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

Executive officers, directors, and non-employees were not eligible for this offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange, options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. Subject to the terms and conditions of the offer, the Company granted new options to purchase 496,429 shares of common stock on July 23, 2003 at exercise price of $2.26.

(3)	Inventories

Inventories consist of the following at:	Mar. 31, 2004	Dec. 31, 2003
Raw materials and components	$7,041,315	$6,261,301
Work-in-process	1,271,579	1,136,639
Finished goods	379,092	367,708

	$8,691,986	$7,765,648

(4)	Property and Equipment

Property and equipment consist of the following at:	Mar. 31, 2004	Dec. 31, 2003
Machinery and equipment	$6,087,529	$6,020,208
Furniture and fixtures	4,051,672	4,053,123
Leasehold improvements	644,630	644,630
Demonstration units	716,489	673,469
Computers and software	927,672	923,228

	12,427,992	12,314,658
Less accumulated depreciation and amortization	(10,412,140)	(10,046,027)

Property and equipment, net	$2,015,852	$2,268,631

(5)	Accrued Expenses

Accrued expenses consist of the following at:	Mar. 31, 2004	Dec. 31, 2003
Wages, vacation and related payroll taxes	$1,377,662	$1,025,366
Professional fees	155,659	220,353
Warranty reserve	869,324	856,491
Restructuring costs	367,305	406,561
Commissions	312,003	385,749
Deferred rent	418,473	435,357
Other	160,321	182,732

Total accrued expenses	$3,660,747	$3,512,609

Changes to restructuring related liabilities for the three months ended March 31, 2004 were as follows:

Accrued Lease
Exit Costs
Balance, December 31, 2003	$406,561
Accrual for new activities	—
Cash payments	(39,256)

Balance, March 31, 2004	$367,305

Lease exit costs will be paid over the lease term expiring in February 2005.

(6)	Earnings (Loss) Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities is as follows:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net earnings (loss) available to shareholders	$3,135,364	$(1,448,158)
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,344,922	15,308,832
Net effect of dilutive stock options and warrants	1,313,832	—

Weighted average common shares for diluted earnings (loss) per share	17,658,754	15,308,832

Basic earnings (loss) per share:
Net earnings (loss) per basic share	$0.19	$(0.09)

Diluted earnings (loss) per share:
Net earnings (loss) per diluted share	$0.18	$(0.09)

Options and warrants excluded from earnings (loss) per share due to anti-dilution:
Stock options with exercise price:
greater than the average market price	389,370	2,421,883
Common stock warrants with $8.75 exercise price	—	2,143,537

(7)	Concentrations of Risk

For the three months ended March 31, 2004, no single customer accounted for more than 10% of the Company’s net sales. For the three months ended March 31, 2003, one customer accounted for 13% of the Company’s net sales. Outstanding receivables from this customer were $433,807 at March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the first quarters ended March 31, 2004 and 2003, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) continuing market share gains, (ii) anticipated increases in the levels of business, (iii) expansion of current product lines to address new markets and customer requirements, (iv) continued cost reductions associated with the introduction of new products, and (v) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	other factors to which this report refers or to which our 2003 Annual Report on Form 10-K refers; and

•	other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

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

Results of Operations

     Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

     The Company reported a net earnings of $3.1 million, or $0.18 per fully diluted share, for its fiscal first quarter ended March 31, 2004 compared to a net loss $1.4 million, or $(0.09) per fully diluted share for the same quarter of 2003. During the current period, we shipped approximately $1.3 million of goods that were originally designated to ship during the second quarter but, at the customer’s request, were moved forward to be shipped in the first quarter. This, along with reduced bookings for the quarter, reduced our backlog of orders to be shipped in later periods to $4.5 million from approximately $8 million at the beginning of the year. With the end of the recent recession, we currently are experiencing a shift to more orders received on a just-in-time basis. We cannot predict whether this trend will continue or whether, with potential constraints and other characteristics of a boom market, customers may begin to provide us with long-term bookings. Earnings for first quarter of 2003 were negatively impacted by a significant decrease in sales and lower gross margins which we believe was a direct impact of the economic recession we experienced for the prior 2 to 3 years.

     Net sales for first quarter 2004 were $15.1 million, up 39% compared to first quarter 2003 net sales of $10.9 million. We attribute this increase to the general economic recovery, the shipment of orders originally designated for shipment in the second quarter, as discussed above, the introduction of new products and to the ability of customers to offset the capital cost of new equipment early in the year with the savings from reduced operating costs.

     Gross margins increased to 53% of net sales compared to about 34% for the same quarter of 2003, as a result of lower production costs for the new products, greater sales to absorb overhead costs, and approximately $550,000 of inventory write-downs in the prior period.

     Operating expenses have decreased 9% in the current period compared to first quarter 2003 due largely to a reduction in research and development expenses. Selling, general and administrative expenses decreased slightly in absolute terms, but decreased as a percentage of net sales to 23% for first quarter 2004 compared to 32% for the first quarter of 2003. The decrease in terms of percentage of sales is mainly attributed to cost cutting measures put in place during the last fiscal year which created greater efficiency and to a larger sales base. Research and development costs decreased to 9% of sales in first quarter 2004 compared to 16% in the first quarter of 2003 due mainly to the increased sales for 2004, a reduction in expenditures for prototype materials in the current period of about $155,000, a reduction in labor and overhead expenses of about $245,000 and a reduction of other expenses of approximately $25,000. As part of the cost cutting measures taken in the last fiscal year, the Company’s headcount dropped from 205 employees at the beginning of first quarter 2003 to 183 employees at the beginning of first quarter 2004. The reductions in personnel from 2003 to 2004 are as follows;

•	Manufacturing and operations from 114 to 104

•	Research and development from 47 to 37

•	Selling, general and administrative from 44 to 42

     We recorded income tax expense of $.2 million for the quarter ended March 31, 2004 compared to no income tax expense for the quarter ended March 31, 2003. No income tax expense was provided for the first quarter of 2003 given the loss for the quarter. In the current quarter, the Company underwent a “change in ownership” as that term is defined in the Internal Revenue Code of 1986, as amended, which restricts the use of net operating loss carryforward amounts in future periods. It was determined that the effective tax rate for the Company for the current quarter is approximately 6.5% based on:

•	current quarter utilization of the net operating loss carryforward amounts;

•	forecasted current year profits;

•	current tax treatment of certain foreign activities;

•	expected stock option compensation;

•	other variables which need to be approximated.

At March 31, 2004, the Company continues to provide for a full valuation allowance against its deferred tax assets, consisting primarily of net operating loss carryforwards. To the extent that we continue to experience profitable operations, we will evaluate the need for the valuation allowance against our deferred tax assets in future periods.

Liquidity and Capital Resources

     Cash Flow

     Net cash provided by operating activities for the first three months of 2004 was $1.4 million, generated mostly from the current period profits and offset by increased working capital (excluding cash and cash equivalents). The primary use of this cash was a $.9 million increase in accounts receivable as a result of increased sales for first quarter 2004 and $.9 million increase in inventories due to increases in our parts stock. Cash increased $2.8 million during first quarter 2004, from $30.1 million at December 31, 2003 to $32.9 million at March 31, 2004. Working capital increased 12% to $46.2 million at March 31, 2004 from $41.4 million at December 31, 2003.

     Capital Structure

     Additional paid in capital increased by approximately $1.6 million during the three month period ended March 31, 2004, comprised mainly of $1.2 million paid to the Company by its employees to exercise stock options and approximately $.4 million in tax benefits derived from the employee’s stock compensation. The Company had no long-term debt at March 31, 2004 or December 31, 2003. Stockholders’ equity was $48.3 million at March 31, 2004, up from $43.6 million at December 31, 2003.

     For a description of the Company’s Obligations Under Capital Leases and Commitments for the next five years and thereafter, see Item 7, Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. For a description of the Company’s Contractual Obligations and Commitments for the next five years and thereafter, see Item 8 in the Company’s Annual Report on Form 10-K. There are no material changes to this information.

     Capital expenditures of $188,000 for first quarter 2004 were funded through cash provided by operating activities. The Company does not have any material commitments for capital expenditures during the remainder of 2004.

     Liquidity Analysis, Covenants and Conditions

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

     The Company is exposed to market risk on our financial instruments from changes in interest rates. As of March 31, 2004, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports filed with the Commission is recorded, processed, summarized and reported, within the time periods specified in rules and forms of the Commission and that such information is accumulated and communicated to its management. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Part II

OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a)	(3)	See Exhibit Index.

(b)		The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this report and ending March 31, 2004:

•	On January 29, 2004, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company’s preliminary earnings and results of operations for the Company’s quarter and year ended December 31, 2003.

•	On February 17, 2004, the Company filed a Current Report on Form 8-K concerning the Company’s majority stockholders entering into binding agreements with institutional investors to sell all of their shares of the Company’s common stock.

•	On February 23, 2004, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company’s earnings and results of operations for the Company’s quarter and year ended December 31, 2003.

Items 1-5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.
By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 12, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer Pursuant to

32**	Rule 13-14(a) Under the Securities Exchange Act of 1934 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith