Form 10-Q
period 2004-06-30
RADYNE COMSTREAM INC
filed 2004-08-11
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
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

     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on July 30, 2004, was 16,547,499.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.

Condensed Consolidated Balance Sheets

	June 30, 2004	Dec. 31, 2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$36,035,039	$30,130,218
Accounts receivable — trade, net of allowance for doubtful accounts of $236,321, and $488,530, respectively	7,745,286	9,779,724
Inventories	9,513,037	7,765,648
Prepaid expenses and other assets	882,351	482,575

Total current assets	54,175,713	48,158,165
Property and equipment, net	1,853,089	2,268,631
Other assets	197,621	182,236

	$56,226,423	$50,609,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,663,518	2,180,483
Accrued expenses	3,502,296	3,527,056
Income taxes payable	124,207	184,792
Customer advance payments	538,557	876,971

Total current liabilities	5,828,578	6,769,302
Long-term obligations	—	16,258
Accrued stock option compensation	181,340	205,394

Total liabilities	6,009,918	6,990,954

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 16,535,097 and 16,130,913 shares at June 30, 2004 and December 31, 2003, respectively.	16,535	16,131
Additional paid-in capital	55,242,024	53,102,222
Accumulated deficit	(5,042,054)	(9,500,275)

Total stockholders’ equity	50,216,505	43,618,078

	$56,226,423	$50,609,032

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$12,020,450	$14,791,878	$27,093,165	$25,671,780
Cost of sales	5,971,485	8,160,339	13,064,326	15,374,376

Gross profit	6,048,965	6,631,539	14,028,839	10,297,404

Operating expenses:
Selling, general and administrative	3,462,166	3,701,856	6,871,693	7,153,253
Research and development	1,257,945	1,611,928	2,553,813	3,328,899

Total operating expenses	4,720,111	5,313,784	9,425,506	10,482,152

Earnings (loss) from operations	1,328,854	1,317,755	4,603,333	(184,748)
Other (income) expense:
Interest expense	2,841	9,275	4,832	17,587
Interest and other income	(89,305)	(63,830)	(171,583)	(126,487)

Earnings (loss) before income taxes	1,415,318	1,372,310	4,770,084	(75,848)
Income taxes	92,461	—	311,863	—

Net earnings (loss)	$1,322,857	$1,372,310	$4,458,221	$(75,848)

Earnings (loss) per share:
Basic	$0.08	$0.09	$0.27	$(0.00)

Diluted	$0.08	$0.09	$0.26	$(0.00)

Weighted average number of common shares outstanding:
Basic	16,475,517	15,310,185	16,410,220	15,309,512

Diluted	17,210,574	15,310,185	17,429,743	15,309,512

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$4,458,221	$(75,848)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Leasehold impairment charge	135,167	—
Loss on disposal of assets	62,687	—
Increase (decrease) in allowance for doubtful accounts.	(252,209)	167,373
Depreciation and amortization	696,388	965,965
Tax benefit from disqualifying dispositions	499,938	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	2,286,647	675,581
Inventories	(1,747,389)	1,950,745
Prepaid expenses and other current assets	(399,776)	250,531
Other assets	(19,585)	13,714
Accounts payable	(516,965)	374,409
Accrued expenses	(30,249)	(28,823)
Customer advance payments	(338,414)	170,526
Income taxes payable	(60,585)	—
Accrued stock option compensation	(24,054)	—

Net cash provided by operating activities	4,749,822	4,464,173

Cash flows from investing activities:
Capital expenditures	(474,500)	(230,197)

Net cash used in investing activities	(474,500)	(230,197)

Cash flows from financing activities:
Net proceeds from sales of common stock to employees	229,617	168,946
Exercise of stock options	1,416,470	—
Stock issuance costs	(5,819)	—
Principal payments on capital lease obligations	(10,769)	(27,743)

Net cash provided by in financing activities	1,629,499	141,203

Net increase in cash and cash equivalents	5,904,821	4,375,179
Effect of exchange rate changes on cash and cash equivalents	—	22,942
Cash and cash equivalents, beginning of year	30,130,218	16,229,558

Cash and cash equivalents, end of quarter	$36,035,039	$20,627,679

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,832	$17,587

Cash paid for taxes	$60,000	$—

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Notes to Condensed Consolidated Financial Statements
(Information for June 30, 2004 and 2003 is Unaudited)

(1)	Unaudited Interim Condensed Consolidated Financial Statements

(a) Basis of Presentation

Radyne ComStream Inc. (the Company) is headquartered in and manufactures in Phoenix, Arizona and has manufacturing in San Diego, California. Additionally, the Company has sales offices in Boca Raton, Florida, Singapore, Beijing, Jakarta, London and Amsterdam. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro, Bangalore, Shanghai and Moscow. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data over satellite, microwave and cable communication networks.

The Company operates primarily in North America in the satellite communications industry. The Phoenix facility designs and manufactures satellite and point-to-point modems and allied equipment. The San Diego facility designs and manufactures audio and video encoders, satellite modems and Internet over satellite hardware. The Company sells and distributes its products under the Radyne ComStream, ComStream and Tiernan brands.

The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

(2)	Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS No. 123, deferred compensation is recorded for the fair value of the stock on the date of the option grant. The deferred compensation is amortized over the vesting period of the option.

The Company applies APB Opinion 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss):
As reported	$1,322,857	$1,372,310	$4,458,221	$(75,848)
Fair value of stock options	(299,437)	(572,396)	(621,881)	(1,144,791)

Pro forma	$1,023,420	$799,914	$3,836,340	$(1,220,639)

Earnings (loss) per share -
Basic — As reported	$0.08	$0.09	$0.27	$(0.00)
Basic — Pro forma	$0.06	$0.05	$0.23	$(0.08)
Diluted — As Reported	$0.08	$0.09	$0.26	$(0.00)
Diluted — Pro forma	$0.06	$0.05	$0.22	$(0.08)

The pro forma data listed above was calculated by retroactively considering the impact of cancellations of stock options by employees effective January 22, 2003. For a full explanation of the cancelled options, please refer to the section below titled “Non-Executive Employee Stock Option Exchange Offer".

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 49 percent — 95 percent, risk free interest rate of 1.5 percent — 6.0 percent and expected lives of five - seven years. The per share weighted average fair value of stock options granted for the three months and six months ended June 30, 2004 was $6.04 using the Black-Scholes option-pricing model and the assumptions listed above. Per share weighted average fair value of stock options granted for the three months and six months ended June 30, 2003 were $1.09 and $1.03, respectively.

Non-Executive Employee Stock Option Exchange Offer

On December 23, 2002, the Company offered to exchange certain “out of the money” non-executive employee stock options. As a result of the historic stock market volatility, many employees held stock options with an exercise price that significantly exceeded the market price of the Company’s common stock. Because the Company believed that these options were not providing the appropriate level of performance incentives, it offered a voluntary option exchange program allowing eligible employees to cancel their stock options with exercise prices ranging between $6.00 and $8.25 and between $14.00 and $14.63 per share in exchange for a lesser amount of new options that would be granted six months and one day after the options were accepted for exchange and canceled by the Company. The participating employees were to receive an amount of new options in accordance with the following exchange ratio schedule.

Exercise Price Range	Exchange Ratio
$ 6.00 — $ 8.25	0.67 shares covered by a new option for every 1 share covered by a cancelled option

$14.00 — $14.63	0.40 shares covered by a new option for every 1 share covered by a cancelled option

Executive officers, directors, and non-employees were not eligible for the offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange, options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. On July 23, 2003, the Company granted, in accordance with the Non-Executive Employee Stock Option Exchange Offer, new options to purchase 496,429 shares of common stock on July 23, 2003 at an exercise price of $2.26.

(3)	Earnings (Loss) Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net earnings (loss)	$1,322,857	$1,372,310	$4,458,221	$(75,848)

Denominator:
Weighted average common shares for basic earnings (loss) per share	16,475,517	15,310,185	16,410,220	15,309,512
Net effect of dilutive stock options and warrants	735,057	—	1,019,523	—

Weighted average common shares for diluted earnings (loss) per share	17,210,574	15,310,185	17,429,743	15,309,512

Basic Earnings (loss) per share:
Net earnings (loss) per basic share	$0.08	$0.09	$0.27	$(0.00)

Diluted earnings (loss) per share:
Net earnings (loss) per diluted share	$0.08	$0.09	$0.26	$(0.00)

Options and warrants excluded from earnings (loss) per share due to anti-dilution:
Stock options with exercise price greater than the average market price	485,870	2,384,907	389,370	2,258,907
Common stock warrants with $8.75 exercise price	2,143,537	2,143,537	2,143,537	2,143,537

(4)	Inventories

Inventories consist of the following at:

	June 30, 2004	Dec. 31, 2003
Raw materials and components	$7,599,712	$6,261,301
Work-in-process	729,375	1,136,639
Finished goods	1,183,950	367,708

	$9,513,037	$7,765,648

(5)	Property and Equipment

Property and equipment consist of the following at:

	June 30, 2004	Dec. 31, 2003
Machinery and equipment	$6,225,647	$6,020,208
Furniture and fixtures	4,114,069	4,053,123
Leasehold improvements	418,560	644,630
Demonstration units	735,955	673,469
Computers and software	987,763	923,228

	$12,481,994	$12,314,658
Less accumulated depreciation and amortization	(10,628,905)	(10,046,027)

	$1,853,089	$2,268,631

(6)	Accrued Expenses

Accrued expenses consist of the following at:

	June 30, 2004	Dec. 31, 2003
Wages, vacation and related payroll taxes	$1,294,149	$1,025,366
Professional fees	144,266	220,353
Warranty reserve	931,778	856,491
Restructuring costs	267,131	406,561
Commissions	307,582	385,749
Deferred rent	381,312	435,357
Other	176,078	197,179

Total accrued expenses	$3,502,296	$3,527,056

Changes to restructuring related liabilities for the six months ended June 30, 2004 were as follows:

Accrued Lease
Exit Costs
Balance, December 31, 2003	$406,561
Accrual for new activities	—
Cash payments	(139,430)

Balance, June 30, 2004	$267,131

Lease exit costs will be paid over the lease term expiring in February 2005.

(7)	Concentrations of Risk

For the three months ended June 30, 2004, no customer accounted for more than 10% of the Company’s net sales. For the three months ended June 30, 2003, our largest customer accounted for 11% of the Company’s net sales. The customer who represented the largest accounts receivable balance owed a total of $946,000 (12% of the total accounts receivable) to the Company at June 30, 2004 compared to the largest outstanding balance of $868,000 (9% of total receivables) at December 31, 2003. The customer who owed the largest amount at June 30, 2004 is not the same customer who owed the largest amount at December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the three and six months ended June 30, 2004 and 2003, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) continuing market share gains, (ii) anticipated increases in the levels of business, (iii) expansion of current product lines to address new markets and customer requirements, (iv) continued cost reductions associated with the introduction of new products, (v) the belief that the current level of research and development expenditures will be adequate for product development, and (vi) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

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

     The following were some of the highlights and recent developments for the three and six months ended June 30, 2004:

•	Net earnings for the first half were $0.26 per fully diluted share compared to a small loss for the first half of 2003. The increased profitability resulted largely from improved gross profits for 2004 compared to the prior year.

•	Orders received (bookings) during the second quarter of 2004 were up 14% over the equivalent period of 2003.

•	Sales during the first six months of 2004 were up 6% compared to the first six months of 2003.

Additional information on these and other operating results are described in greater detail below.

Results of Operations

     Sales. Net sales generally consist of sales of products, net of returns and allowances. Our sales have come predominantly from satellite modems, video signal encoders, point-to-point modems, and Internet over satellite systems. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:

	Three months ended June 30,
	2004	2003	Change	%
Sales	$12,020,450	$14,791,818	$(2,771,368)	(19%)

     The net sales decrease of 19% in second quarter, 2004 is due, in part, to the shipment of an order accelerated from the second quarter of 2004 to the first quarter at the customer’s request. This shipment amounted to approximately $1.3 million. The remaining comparative drop in sales resulted from the Company’s decision to withdraw from bidding on low-margin, high-complexity system contracts and an increase in orders received but not yet shipped (backlog). In fact, new orders during the quarter were greater that the same period of 2003 indicating that the comparative sales decrease may be a temporary condition. New orders are discussed in greater detail in the Bookings and Backlog section below.

	Six months ended June 30,
	2004	2003	Change	%
Sales	$27,093,165	$25,671,780	$1,421,385	6%

     Net sales for the first half of the year increased 6% compared to 2003 largely due to rebounding worldwide markets for our products. Sales growth of the Company’s core products was partially offset by the Company’s decision to withdraw from bidding on low-margin, high-complexity system contracts. Rather, we plan to concentrate our efforts on our core satellite, video and microwave communications products. We expect our sales growth will be impacted due to the reduction of this business, but we expect our margins to increase as a percentage of sales.

     Cost of sales, gross profit and gross margin. Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following tables summarize the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

	Three months ended June 30,
	2004	2003	Change	%
Cost of Sales	$5,971,485	$8,160,339	$(2,188,854)	(27%)
Gross Profit	$6,048,965	$6,631,539	$(582,574)	(9%)
Gross Margin %	50	45	5	11%

     Second quarter 2004 gross profits were $6.0 million, a 9% decrease from the same quarter of 2003, due primarily to the higher sales in the period ended June 30, 2003. Gross margins increased to 50% of net sales for second quarter 2004 compared to 45% for second quarter 2003. Gross profits for the second quarter benefited from cost reductions and other operating changes implemented in the first quarter of 2003. In addition, the proportion of sales of new products with higher margins also increased during the quarter.

	Six months ended June 30,
	2004	2003	Change	%
Cost of Sales	$13,064,326	$15,374,376	$(2,310,050)	(15%)
Gross Profit	$14,028,839	$10,297,404	$3,731,435	36%
Gross Margin %	52	40	12	30%

     For the first six months of 2004 gross profits were $14.0 million, a 36% increase from the same period of 2003. During the same period, gross margins increased to 52% of net sales for second quarter 2004 compared to 40% for the first six months of 2003. Both of these improvements are due primarily to the increase in sales described above, cost reductions and other operating changes implemented in the first half of 2003 and the higher proportion of sales of new products with higher margins.

     Selling, general and administrative. Sales and marketing expenses consist of salaries, commissions for marketing and support personnel, and travel. Executives and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following tables summarize the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

	Three months ended June 30,
	2004	2003	Change	%
Selling, general & administrative	$3,462,166	$3,701,856	$(239,690)	(6%)

     Selling, general and administrative expenses for the second quarter of 2004 were 6% lower than the same period in 2003, due to approximately $385,000 in costs related to the abandoned tender offer for Wegener Corporation that were expensed during second quarter 2003. That savings was partially offset by leasehold impairment charges taken in the second quarter of 2004. The Company decided to combine operations in the Phoenix metropolitan area leading to the closure of a leased facility. While the Company took charges related to leasehold improvements at the facility, management expects to sublease the facility and recover the entire amount of remaining lease payments.

	Six months ended June 30,
	2004	2003	Change	%
Selling, general & administrative	$6,871,693	$7,153,253	$(281,560)	(4%)

     Selling, general and administrative expenses for the first half of 2004 were 4% lower than the same period in 2003, due to approximately $385,000 in costs related to the abandoned tender offer for Wegener Corporation that were expensed during second quarter 2003. That savings was partially offset by leasehold impairment charges of $135,167 taken in the second quarter of 2004.

     As part of the cost cutting measures taken in the last fiscal year, the Company’s headcount dropped from 205 employees at the beginning of 2003 to 175 employees at the end of second quarter 2004. The changes in personnel from 2003 to 2004 are as follows:

•	Manufacturing and operations	from 114 to 91

•	Research and development	from 47 to 35

•	Selling, general and administrative	from 44 to 49

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, development materials and other product development expenses. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended June 30,
	2004	2003	Change	%
Research & development	$1,257,945	$1,611,928	$(353,983)	(22%)

     Total research and development expenses decreased 22% during second quarter of 2004 from the second quarter of 2003 mainly due to personnel cuts, as described above, and a reduction in the amount of materials purchased for research projects.

	Six months ended June 30,
	2004	2003	Change	%
Research & development	$2,553,813	$3,328,899	$(775,086)	(23%)

     Total research and development expenses decreased 23% during the first six months of 2004 from the first six months of 2003 mainly due to personnel cuts, as described above, and a reduction in the amount of materials purchased for research projects. Management believes that the current level of research and development expenditures will be adequate for product development for the foreseeable future.

     Income Taxes. We recorded income tax expense of $.1 million for the quarter ended June 30, 2004 compared to no income tax expense for the quarter ended June 30, 2003. For the first half of 2004, we recorded income tax expense of $.3 million compared to no expense for the same period in 2003. In the six month period ended June 30, 2004, the Company underwent a “change in ownership” as that term is defined in the Internal Revenue Code of 1986, as amended, which restricts the use of net operating loss carryforward amounts in future periods. It was determined that the effective tax rate for the Company for the current quarter is approximately 6.5% based on:

•	current period utilization of the net operating loss carryforward amounts;

•	forecasted current year profits;

•	current tax treatment of certain foreign activities;

•	expected stock option compensation;

•	other variables which need to be approximated.

     At June 30, 2004, the Company continues to provide for a full valuation allowance against its deferred tax assets, consisting primarily of net operating loss carryforwards of approximately $14 million. To the extent that we continue to experience profitable operations, we will evaluate the need for the valuation allowance against our deferred tax assets in future periods.

     Net Income. Net income is resulting earnings after reducing gross profit by selling, general and administrative, research and development, other net income and expense (including interest), and income taxes. The following tables summarize our earnings (loss) and the net earnings (loss) available to each fully diluted share of common stock:

	Three months ended June 30,
	2004	2003	Change	%
Net earnings (loss)	$1,322,857	$1,372,310	$(49,453)	(4%)
Earnings (loss) per diluted share	$0.08	$0.09	$(0.01)	—

     Net income was $1.3 million, or $0.08 per share on a diluted basis, for the second quarter ended June 30, 2004, compared to earnings of $1.4 million, or $0.09 per share, for the second quarter of 2003. Net income was reduced due to the lower gross profit as a result of lower sales as discussed above. Earnings per share decreased as a result of the lower earnings and higher number of shares outstanding, due to the impact of the exercise of options . Other factors that contributed to the changes in net earnings and earnings per share were higher profits, lower operating expenses and other factors described in the preceding sections of this MD&A.

	Six months ended June 30,
	2004	2003	Change	%
Net earnings (loss)	$4,458,221	$(75,848)	$4,534,069	5978%
Earnings (loss) per diluted share	$0.26	$(0.00)	$0.26	—

     For the first six months of 2004, net income was $4.5 million, or $0.26 per share on a diluted basis compared to a loss of $75.8 thousand for the second quarter of 2003. Net earnings increased due to higher gross profits, reduced selling, general and administrative and research and development expenses as described above. These factors were partially offset by an increase in income taxes as also discussed above.

     Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The following tables summarize our Bookings (orders taken) and Backlog (orders to be shipped in future periods) as of and for the periods ended June 30, 2004 and June 30, 2003.

	Three months ended June 30,
	2004	2003	Change	%
Bookings	$13,257,455	$11,596,692	$1,660,763	14%
Ending Backlog	$5,787,052	$10,571,145	$(4,784,093)	(45%)

     During the second quarter of 2004, bookings increased 14% compared to the second quarter of 2003. Bookings exceeded sales for the first time in five quarters, which management believes is a further indication of the recovery of the markets in which the Company sells. The reduction of backlog from 2003 to 2004 reflects continued customer shift to more orders received on a just-in-time basis.

	Six months ended June 30,
	2004	2003	Change	%
Bookings	$24,587,163	$22,528,245	$2,058,918	9%
Ending Backlog	$5,787,052	$10,571,145	$(4,784,093)	(45%)

     For the first six months of 2004, bookings increased 9% compared to the equivalent period of 2003. The reduction of backlog from 2003 to 2004 reflects customer expectations of shortened delivery lead times.

Liquidity and Capital Resources

     Cash Flow

     Net cash provided by operating activities for the first three months of 2004 was $4.7 million, generated mostly from profits realized during the current period. Cash was further increased by a reduction in accounts receivables of $2.0 million and a tax benefit of $500,000 from disqualifying dispositions of stock options by employees (disqualifying dispositions are disqualified for use as capital gains treatment under Internal Revenue Code (IRC) but offset by increased inventories of $1.7 million and prepaids and other current assets of $400,000. Accounts receivables reduced due to lower than forecast sales during the quarter and the increase in inventories is due to planned increases in our parts stock and finished goods at the end of the period. Additional cash was used by a reduction in accounts payable of $517,000 and customer advances of $338,000 while other accrued liabilities (including income taxes payable, customer advance payments, other accrued expenses and accrued stock option compensation) reduced by $115,000. Cash increased $5.9 million during first half of 2004, from $30.1 million at December 31, 2003 to $36.0 million at June 30, 2004. Working capital increased 17% to $48.3 million at June 30, 2004 from $41.4 million at December 31, 2003.

     Capital expenditures of $474,500 for first six months of 2004 were funded through cash provided by operating activities. The Company does not have any material commitments for capital expenditures during the next twelve months.

     Net cash provided by financing activities was $1.6 million for the first six months of 2004, compared to $141,000 for the first six months of 2003. Additional paid in capital increased by approximately $2.1 million during the six month period ended June 30, 2004, comprised mainly of $1.6 million paid to the Company by its employees to exercise stock options and approximately $.5 million in tax benefits derived from the employee’s stock compensation. The Company had no long-term debt outstanding at June 30, 2004 or December 31, 2003. Stockholders’ equity was $50.2 million at June 30, 2004, as compared to $43.6 million at December 31, 2003.

     Contractual Obligations

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

     Liquidity Analysis

     The Company maintains a credit agreement with a bank (which includes a line-of-credit of up to $9 million) that expires on June 1, 2006. The Company believes that cash and cash equivalents on hand and anticipated future cash flow will be sufficient to meet its obligations as they become due during the next twelve months. However, a significant decrease in cash, due to reasons including, but not limited to, reduced sales and/or cash expended in business combination efforts or for large purchases of the Company’s stock, would likely affect its working capital amounts and could result in the need for external credit sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

     The Company is exposed to market risk on our financial instruments from changes in interest rates. As of June 30, 2004, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments.

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

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Part II
OTHER INFORMATION

Item 2(e). Issuer Purchases of Equity Securities

          •     On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of June 30, 2004, the Company had not purchased any shares under the program.

Item 6. Exhibits and Reports On Form 8-K

     (a) See Exhibit Index.

     (b) The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this report and ending June 30, 2004:

          •     On April 28, 2004, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company’s earnings and results of operations for the Company’s quarter ended March 31, 2004.

          •     On June 8, 2004, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company’s estimated earnings and results of operations for the quarter ended June 30, 2004.

     Items 1 and 3-5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

	By:	/s/ Malcolm C. Persen

Malcolm C. Persen, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 10, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Change of Control Agreement, dated as of May 13, 2004, by and between Registrant and Malcolm C. Persen

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith