Form 10-Q
period 2004-09-30
RADYNE COMSTREAM INC
filed 2004-11-12
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on November 1, 2004, was 16,249,733.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$35,366	$30,130
Accounts receivable - trade, net of allowance for doubtful accounts of $232 and $489, respectively	8,481	9,780
Inventories	8,947	7,766
Deferred tax assets	2,908	—
Prepaid expenses and other assets	683	482

Total current assets	56,385	48,158
Deferred tax assets, net	2,832	—
Property and equipment, net	1,696	2,269
Other assets	182	182

	$61,095	$50,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,097	$2,181
Accrued expenses	3,981	3,527
Income taxes payable	160	185
Customer advance payments	466	877

Total current liabilities	5,704	6,770
Long-term obligations	—	16
Accrued stock option compensation	146	205

Total liabilities	5,850	6,991

Stockholders’ equity:
Common stock; $.001 par value - authorized, 50,000,000 shares; issued and outstanding, 16,244,312 shares and 16,130,913 shares, respectively	16	16
Additional paid-in capital	54,205	53,102
Retained earnings (accumulated deficit)	1,024	(9,500)

Total stockholders’ equity	55,245	43,618

	$61,095	$50,609

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$12,707	$15,791	$39,800	$41,463
Cost of sales	6,133	8,655	19,197	24,029

Gross profit	6,574	7,136	20,603	17,434

Operating expenses:
Selling, general and administrative	3,523	2,977	10,395	10,130
Research and development	1,411	1,554	3,964	4,883

Total operating expenses	4,934	4,531	14,359	15,013

Earnings from operations	1,640	2,605	6,244	2,421
Other (income) expense:
Interest expense	10	4	15	22
Interest and other income	(133)	(55)	(305)	(182)

Earnings before income taxes	1,763	2,656	6,534	2,581
Income tax (benefit) expense	(4,302)	1,032	(3,990)	1,032

Net earnings	$6,065	$1,624	$10,524	$1,549

Earnings per share:
Basic	$0.37	$0.11	$0.64	$0.10

Diluted	$0.36	$0.10	$0.61	$0.10

Weighted average number of common shares outstanding:
Basic	16,390	15,452	16,404	15,358

Diluted	16,911	15,721	17,159	15,419

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$10,524	$1,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Leasehold impairment charge	135	—
Loss on disposal of property and equipment	4	38
Decrease in allowance for doubtful accounts	(257)	(57)
Deferred income taxes	(4,127)	1,032
Depreciation and amortization	991	1,415
Tax benefit from disqualifying dispositions	80	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,556	(132)
Inventories	(1,181)	3,262
Prepaid expenses and other current assets	(201)	299
Other assets	(6)	(19)
Accounts payable	(1,084)	391
Accrued expenses	450	235
Income taxes payable	(25)	—
Customer advance payments	(411)	127
Accrued stock option compensation	(59)	(23)

Net cash provided by operating activities	6,389	8,117

Cash flows from investing activities:
Capital expenditures	(671)	(351)
Proceeds from sales of property and equipment	120	—

Net cash used in investing activities	(551)	(351)

Cash flows from financing activities:
Repurchase of common stock	(2,350)	—
Exercise of stock options	1,539	221
Net proceeds from sales of common stock to employees	230	169
Stock issuance costs	(9)	—
Principal payments on capital lease obligations	(12)	(33)

Net cash (used in) provided by financing activities	(602)	357

Net increase in cash and cash equivalents	5,236	8,123
Effect of exchange rate changes on cash and cash equivalents	—	23
Cash and cash equivalents, beginning of year	30,130	16,230

Cash and cash equivalents, end of quarter	$35,366	$24,376

Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$22

Cash paid for taxes	$81	$—

Noncash investing and financing activities:
Recognition of deferred tax assets and increase to additional paid-in capital for tax benefits related to stock option exercises	$1,613	$—

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.

Notes to Condensed Consolidated Financial Statements
(Information for September 30, 2004 and 2003 is Unaudited)

(1)	Description of Business and Basis of Presentation

Radyne ComStream Inc. (the Company) is headquartered in Phoenix, Arizona and has manufacturing facilities in Phoenix and in San Diego, California. Additionally, the Company has sales offices in Boca Raton, Florida, Singapore, Beijing, Jakarta, London and Amsterdam. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro, Bangalore, Shanghai and Moscow. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data, voice, internet protocol and video over satellite, microwave and cable communication networks.

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

The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Certain reclassifications have been made to the prior years condensed consolidated financial statements to conform to the current year presentation.

(2)	Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS 123, deferred compensation is recorded for the fair value of the stock on the date of the option grant. The deferred compensation is amortized over the vesting period of the option.

The Company applies APB 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net earnings (loss):
As reported	$6,065	$1,624	$10,524	$1,549
Fair value of stock options	(515)	(703)	(1,137)	(1,847)

Pro forma	$5,550	$921	$9,387	$(298)

Earnings (loss) per share:
Basic - as reported	$0.37	$0.11	$0.64	$0.10
Basic - pro forma	$0.34	$0.06	$0.57	$(0.02)
Diluted - as reported	$0.36	$0.10	$0.61	$0.10
Diluted - pro forma	$0.33	$0.06	$0.55	$(0.02)

The pro forma data listed above was calculated by retroactively considering the impact of cancellations of stock options by employees effective January 22, 2003. For a full explanation of the cancelled options, please refer to the section below titled “Non-Executive Employee Stock Option Exchange Offer.”

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 49 percent – 80 percent, risk free interest rate of 3.0 percent – 3.5 percent and an expected life of five years. The per share weighted average fair value of stock options granted for the three months and nine months ended September 30, 2004 was $4.37 and $4.75, respectively using the Black-Scholes option-pricing model and the assumptions listed above. The share weighted average fair value of stock options granted for the three months and nine months ended September 30, 2003 was $1.03.

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

Executive officers, directors, and non-employees were not eligible for the offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange, options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. On July 23, 2003, the Company granted, in accordance with the Non-Executive Employee Stock Option Exchange Offer, new options to purchase 496,429 shares of common stock at an exercise price of $2.26.

(3)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share date)
Numerator:
Net earnings	$6,065	$1,624	$10,524	$1,549

Denominator:
Weighted average common shares for basic earnings per share	16,390	15,452	16,404	15,358
Net effect of dilutive stock options and warrants	521	269	755	61

Weighted average common shares for diluted earnings per share	16,911	15,721	17,159	15,419

Basic earnings per share:
Net earnings per basic share	$0.37	$0.11	$0.64	$0.10

Diluted earnings per share:
Net earnings per diluted share	$0.36	$0.10	$0.61	$0.10

Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than the average market price	505	1,469	485	1,786
Common stock warrants with $8.75 exercise price	2,144	2,144	2,144	2,144

(4)	Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials and components	$7,034	$6,261
Work-in-process	886	1,137
Finished goods	1,027	368

	$8,947	$7,766

(5)	Property and Equipment

Property and equipment consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Machinery and equipment	$4,674	$6,020
Furniture and fixtures	1,450	4,053
Leasehold improvements	419	645
Demonstration units	1,265	674
Computers and software	731	923

	8,539	12,315
Less accumulated depreciation and amortization	(6,843)	(10,046)

	$1,696	$2,269

During the nine months ended September 30, 2004 property and equipment totaling $4,447,000 with accumulated depreciation and amortization of $4,188,000 and a remaining net book value of $259,000 was removed from the Company’s consolidated financial statements. The Company received proceeds of $120,000 from the sale of certain of these assets and recorded a leasehold impairment charge of $135,000 and a loss on disposal of assets of $4,000. Substantially all of these assets were no longer in use by the Company.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Wages, vacation and related payroll taxes	$1,621	$1,025
Professional fees	163	220
Warranty reserve	922	857
Restructuring costs	167	407
Commissions	451	386
Deferred rent	343	435
Other	314	197

	$3,981	$3,527

Changes to restructuring related liabilities for the nine months ended September 30, 2004 were as follows:

Accrued Lease
Exit Costs
Balance, December 31, 2003	$407
Accrual for new activities	—
Cash payments	(240)

Balance, September 30, 2004	$167

Lease exit costs will be paid over the lease term expiring in February 2005.

(7)	Income Taxes

During the three months ended September 30, 2004, the Company reduced the valuation allowance related to the deferred tax assets by $5,740,000 based on management’s belief that it is more likely than not the deferred tax assets will be realized through the generation of future taxable income. As of September 30, 2004, the Company has total net deferred tax assets of $8,285,000 with a corresponding valuation allowance of $2,545,000. The valuation allowance applies to the long-term portion of the deferred tax assets which management believes are limited under Internal Revenue Service Code Section 382. The reduction in the valuation allowance resulted in an income tax benefit of $4,127,000 and an increase in additional paid-in capital of $1,613,000 for the tax benefit related to stock option exercises. The Company has generated taxable income in each of the first three quarters of 2004, the last three quarters of 2003 and projects future taxable income to be able to use the net deferred tax assets. Management believes that past profitable performance and the forecast of future profits supports the recognition of the deferred tax assets and the reduction of the valuation allowance.

Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties associated with estimates of future taxable income during the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. Management will continue to evaluate the recoverability of the deferred tax assets and will adjust the valuation allowance recorded against the deferred tax assets accordingly.

At September 30, 2004 the effective tax rate for the Company for 2004 is estimated to be 2.08%. At June 30, 2004 the effective tax rate was estimated to be 6.5%. The change in the effective tax rate from 6.5% to 2.08% resulted in an additional tax benefit of $175,000 being recognized in the three months ended September 30, 2004 and an income tax expense of $137,000 for the nine months ended September 30, 2004.

(8)	Common Stock

On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of September 30, 2004, the Company has purchased 341,100 shares under the program at a total cost of $2,350,000 which has been recorded as a reduction to additional paid-in capital. This program expires on June 3, 2005 and was the only repurchase program outstanding during the third quarter of 2004.

(9)	Concentrations of Risk

The customer who had the largest accounts receivable balance owed a total of $1,060,000 (12.5% of the total accounts receivable) to the Company at September 30, 2004 compared to the largest outstanding balance of $868,000 (9% of total receivables) at December 31, 2003. The customer who owed the largest amount at September 30, 2004 is not the same customer who owed the largest amount at December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the three and nine months ended September 30, 2004 and 2003, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) anticipated increases in the levels of business, including, but not limited to, sales of video encoding and other broadcast products, (ii) our ability to maintain higher margins from core products and development of new products in light of scale back in our systems integration business, (iii) the belief that anticipated increases in the current level of research and development expenditures will enhance product development and marketing, (iv) the belief in the recoverability of deferred tax assets, and (v) the belief that existing cash and cash from operations will be sufficient to meet future operational needs and capital requirements.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	availability of future taxable income to be able to realize the deferred tax assets;

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	other factors to which this report refers or to which our 2003 Annual Report on Form 10-K refers; and

•	other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

     In addition, the foregoing factors may generally affect our business, results of operations and financial position.

     Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements.

     A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through our website found at www.radn.com, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (the “Commission”).

Overview

     The Company designs, manufactures, integrates, installs and sells products, systems and software used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite, microwave and cable communications networks. The Company’s products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through its network of international offices and service centers, the Company serves customers in over 80 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     The Company has one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

     The following were some of the highlights and recent developments for the three and nine months ended September 30, 2004:

•	Net earnings for the first nine months were $0.61 per fully diluted share compared to net earnings of $0.10 for the first nine months of 2003. The increased profitability resulted from improved gross profits for 2004 as compared to the prior year ($20,603,000 vs. $17,434,000 respectively) and an income tax benefit of $3,990,000 during 2004 compared to income tax expense of $1,032,000 in 2003. The income tax benefit of $3,990,000 for 2004 is made up of a $4,127,000 tax benefit from the reduction of the valuation allowance related to the deferred tax assets, partially offset by the recognition of $137,000 of income tax expense for the first nine months of 2004.

•	Orders received (bookings) during the first nine months of 2004 were up 2% over the equivalent period of 2003.

•	We scaled back our low-margin system integration business due to its competitive market environment and the relative low benefit we believe we received for being in the business. This resulted in lower sales, but much higher margins as we concentrated on delivery of our core products and development of new higher margin products.

Additional information on these and other operating results are described in greater detail below.

Results of Operations

     Sales. Net sales generally consist of sales of products, net of returns and allowances. Our sales have come predominantly from satellite modems, video signal encoders, point-to-point modems, Internet over satellite systems and systems integrations and installations. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:

	Three months ended September 30,
	2004	2003	Change	%
Sales	$12,707,000	$15,791,000	$(3,084,000)	(20%)

     For the three months ended September 30, 2004 as compared to three months ended September 30, 2003 our satellite modem and point-to-point modem sales decreased by $2.3 million. In addition, our systems integrations and installations decreased by $726,000 in 2004 as compared to the same period in 2003. This decrease is a result of our decision to scale back our low-margin system integration business due to the very competitive nature of the market and the relative low benefit we believe we received for being in the business. The items discussed above resulted in lower sales, but higher margins as we concentrated on delivery of our core products and development of new higher margin products. Based on orders received, management believes that continued growth in shipments of these newly-introduced products will result in recovery of sales.

	Nine months ended September 30,
	2004	2003	Change	%
Sales	$39,800,000	$41,463,000	$(1,663,000)	(4%)

     For the nine months ended September 30, 2004 as compared to nine months ended September 30, 2003 our systems integrations and installations decreased by $1.7 million largely due to our decision to scale back on our low-margin services as stated above. In addition we experienced a decline in sales of our satellite modems and point-to-point modems that was offset by a like amount increase in sales of our video encoding and other broadcast products. The items discussed above resulted in lower sales, but higher margins as we concentrated on delivery of our core products and development of new higher margin products. Based on orders received, management believes that continued growth in shipments of these newly-introduced products will result in recovery of sales.

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

	Three months ended September 30,
	2004	2003	Change	%
Cost of Sales	$6,133,000	$8,655,000	$(2,522,000)	(29%)
Gross Profit	$6,574,000	$7,136,000	$(562,000)	( 8%)
Gross Margin %	52	45	7	16%

     Third quarter 2004 gross profits were $6.6 million, an 8% decrease from the same quarter of 2003, due primarily to the higher sales in the period ended September 30, 2003. Gross margins increased to 52% of net sales for third quarter 2004 compared to 45% for third quarter 2003. Gross margins for the third quarter of 2004 benefited from a larger portion of our total sales being made up of our new higher margin products as compared to 2003, primarily our new satellite modems that experienced a 9% increase in gross margin in 2004 as compared to the gross margin of the products that they replaced and were sold in 2003 and the previously mentioned reduction in sales of low-margin system integration services. The high level of gross margins may not be sustainable as competitors respond by reducing prices or the company pursues new strategies to increase market share.

	Nine months ended September 30,
	2004	2003	Change	%
Cost of Sales	$19,197,000	$24,029,000	$(4,832,000)	(20%)
Gross Profit	$20,603,000	$17,434,000	$3,169,000	18%
Gross Margin %	52	42	10	24%

     For the first nine months of 2004 gross profits were $20.6 million, an 18% increase from the same period of 2003. During the same period, gross margins increased to 52% of net sales for the first nine months of 2004 as compared to 42% for the first nine months of 2003. Both of these improvements are due primarily to the increase in higher margin sales as described above, cost reductions, other operating changes implemented in the first nine months of 2003, the higher proportion of sales of new products with higher margins, primarily our new satellite modems that experienced a 10% increase in gross margin in 2004 as compared to the gross margin of the products that they replaced and were sold in 2003, and the previously mentioned reduction in sales of low-margin system integration services. The high level of gross margins may not be sustainable as competitors respond by reducing prices or the company pursues new strategies to increase market share.

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

	Three months ended September 30,
	2004	2003	Change	%
Selling, general & administrative	$3,523,000	$2,977,000	$546,000	18%

     Selling, general and administrative expenses for the third quarter of 2004 were 18% higher than the same period in 2003, due mainly to the following increases in the current quarter; recruiting expenses of $151,000, professional fees of $118,000, commissions of $130,000 and management incentive plan expenses of $141,000.

	Nine months ended September 30,
	2004	2003	Change	%
Selling, general & administrative	$10,395,000	$10,130,000	$265,000	3%

     Selling, general and administrative expenses for the first nine months of 2004 were 3% higher than the same period in 2003, due mainly to the third quarter expenses listed above and a leasehold impairment charge of $135,000 taken in the second quarter of 2004. These were offset by approximately $385,000 in costs related to the abandoned tender offer for Wegener Corporation that were expensed during second quarter 2003.

     As part of the cost cutting measures taken in the last fiscal year, the Company’s headcount dropped from 205 employees at the beginning of 2003 to 171 employees at the end of third quarter 2004. The changes in personnel from the beginning of 2003 to September 30, 2004 are as follows:

•	Manufacturing and operations—from 114 to 83

•	Research and development—from 47 to 39

•	Selling, general and administrative—from 44 to 49

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, development materials and other product development expenses. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended September 30,
	2004	2003	Change	%
Research & development	$1,411,000	$1,554,000	$(143,000)	(9%)

     Total research and development expenses decreased 9% during third quarter of 2004 from the third quarter of 2003 mainly due to reductions in personnel as described above and overhead-related expenses.

	Nine months ended September 30,
	2004	2003	Change	%
Research & development	$3,964,000	$4,883,000	$(919,000)	(19%)

     Total research and development expenses decreased 19% during the first nine months of 2004 from the first nine months of 2003 mainly due to reductions in personnel, as described above, and overhead-related expenses. Management believes that the current level of research and development expenditures will increase in the near term to enhance our video products, promote the development of new communication products and to position our products in the face of intense competition.

     Income Taxes. We recorded an income tax benefit of $4.3 million during the three months ended September 30, 2004 as compared to income tax expenses of $1.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 the Company recorded an income tax benefit of $4.0 million as compared to income tax expenses of $1.0 million for the nine months ended September 30, 2003.

     During the three months ended September 30, 2004, we reduced the valuation allowance related to the deferred tax assets by $5,740,000 based on management’s belief that it is more likely than not the deferred tax assets will be realized through the generation of future taxable income. As of September 30, 2004, the Company has total net deferred tax assets of $8,285,000 with a corresponding valuation allowance of $2,545,000. The valuation allowance applies to the long-term portion of the deferred tax assets which management believes are limited under Internal Revenue Service Code Section 382. The reduction in the valuation allowance resulted in an income tax benefit of $4,127,000 and an increase in additional paid-in capital of $1,613,000 for the tax benefit related to stock option exercises. The Company has generated taxable income in each of the first three quarters of 2004, the last three quarters of 2003 and projects future taxable income to be able to use the net deferred tax assets. Management believes that past profitable performance and the forecast of future profits supports the recognition of the deferred tax assets and the reduction of the valuation allowance.

     Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties associated with estimates of future taxable income during the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. Management will continue to evaluate the recoverability of the deferred tax assets and will adjust the valuation allowance recorded against the deferred tax assets accordingly.

     At September 30, 2004 the effective tax rate for the Company for 2004 is estimated to be 2.08%. At June 30, 2004 the effective tax rate was estimated to be 6.5%. The change in the effective tax rate from 6.5% to 2.08% resulted in an additional tax benefit of $175,000 being recognized in the three months ended September 30, 2004 and an income tax expense of $137,000 for the nine months ended September 30, 2004.

     Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative, research and development, other income and expense (including interest), and income taxes. The following tables summarize our net earnings and the earnings available to each fully diluted share of common stock:

	Three months ended September 30,
	2004	2003	Change	%
Net earnings	$6,065,000	$1,624,000	$4,441,000	273%
Earnings per diluted share	$0.36	$0.10	$0.26	260%

     Net earnings were $6.1 million, or $0.36 per share on a diluted basis, for the quarter ended September 30, 2004, compared to earnings of $1.6 million, or $0.10 per share, for the third quarter of 2003. Net earnings were larger due to the $4.3 million tax benefit recorded in the third quarter of 2004 as compared to the $1.0 million tax expense recognized in the third quarter of 2003. These factors were partially offset by an increase in selling, general and administrative expenses as also discussed above.

	Nine months ended September 30,
	2004	2003	Change	%
Net earnings	$10,524,000	$1,549,000	$8,975,000	579%
Earnings per diluted share	$0.61	$0.10	$0.51	510%

     For the first nine months of 2004, net earnings were $10.5 million, or $0.61 per share on a diluted basis compared to net earnings of $1.5 million and $0.10 per share for the first nine months of 2003. Net earnings increased due to the tax benefit recorded in 2004, higher gross profits and reduced research and development expenses as described above. These factors were partially offset by an increase in selling, general and administrative expenses as also discussed above.

     Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The following tables summarize our Bookings (orders taken) and Backlog (orders to be shipped in future periods) as of and for the periods ended September 30, 2004 and September 30, 2003.

	Three months ended September 30,
	2004	2003	Change	%
Bookings	$12,462,000	$13,810,000	$(1,348,000)	(10%)
Ending Backlog	$5,542,000	$8,807,000	$(3,265,000)	(37%)

     During the third quarter of 2004, bookings decreased 10% compared to the third quarter of 2003. We believe this trend is because our products have very short lead times. The reduction of backlog from 2003 to 2004 reflects continued customer shift to more orders received on a just-in-time basis.

	Nine months ended September 30,
	2004	2003	Change	%
Bookings	$37,049,000	$36,338,000	$711,000	2%
Ending Backlog	$5,542,000	$8,807,000	$(3,265,000)	(37%)

     For the first nine months of 2004, bookings increased 2% compared to the equivalent period of 2003. We believe the reduction of backlog from 2003 to 2004 reflects customer expectations of shortened delivery lead times as discussed above.

Liquidity and Capital Resources

     Cash Flow

     The Company had cash and cash equivalents totaling $35.4 million at September 30, 2004 compared to $30.1 million at December 31, 2003, an increase of $5.3 million. The primary factors in the increase were cash provided by operations of $6.4 million, the issuance of common stock thru the exercise of stock options of $1.5 million and the sale of common stock to employees of $230,000. These were partially offset by the repurchase of Company’s common stock for $2.4 million and capital expenditures of $671,000. Working capital increased 23% to $50.7 million at September 30, 2004 from $41.4 million at December 31, 2003.

     Net cash provided by operating activities for the first nine months of 2004 was $6.4 million as compared to $8.1 million for the first nine months of 2003. Net cash provided by operating activities for the first nine months of 2004 resulted primarily from $10.5 million of net earnings, depreciation and amortization of $991,000, a net decrease of $1.3 million in accounts receivable and an increase of $450,000 in accrued expenses. These were partially offset by increases in deferred tax assets of $4.1 million, inventories of $1.2 million and $201,000 in prepaid expenses and other current assets. Cash was further reduced by a $1.1 million decrease in accounts payable and a $495,000 decrease in other accrued liabilities (including income taxes payable, customer advance payments and accrued stock option compensation). Accounts receivables reduced due to lower than forecasted sales during the quarter. The increase in inventories is due to planned increases in our parts stock and finished goods at the end of the period.

     Investing activities included capital expenditures of $671,000 and $351,000 for the first nine months of 2004 and 2003 respectively. These were funded through cash provided by operating activities. During the nine months ended September 30, 2004 the Company received $120,000 in proceeds from the sale of property and equipment. The Company does not have any material commitments for capital expenditures during the next twelve months.

     Net cash used in financing activities was $602,000 for the first nine months of 2004 as compared to $357,000 of net cash provided by financing activities for the first nine months of 2003. During the nine months ended September 30, 2004, the Company used $2.4 million of cash to repurchase shares of its common stock. Cash generated by financing activities in the first nine months of 2004 included the issuance of common stock through the exercise of stock options of $1.5 million and the sale of common stock to employees of $230,000. The Company had no long-term debt outstanding at September 30, 2004 or December 31, 2003. Stockholders’ equity was $55.2 million at September 30, 2004, as compared to $43.6 million at December 31, 2003, an increase of $11.6 million.

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

     As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. These potential transactions may require substantial capital resources, which, in turn, may require the Company to seek additional debt or equity financing. There are no assurances that the Company will be able to consummate any of these transactions or that it will have the liquidity available to consummate the transactions it desires. For more detailed information, see the Company’s Risk Factors contained in Exhibit 99.1 to the Annual Report on Form 10-K.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share-Based Payment.” This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method. The FASB has indicated that the effective date for this statement, when finalized, would be for periods beginning after June 15, 2005. We are currently assessing the impact of this proposed Statement on our share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase our operating expenses and result in lower earnings per share.

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

     The Company is exposed to market risk on our financial instruments from changes in interest rates. As of September 30, 2004, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments.

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

     In July 2004, the Company completed its conversion to a new accounting system that allowed us to eliminate three separate accounting systems that were previously maintained to process information at different locations. The conversion to a single system has enabled us to maintain and, in certain instances, improve the effectiveness of our internal controls.

     At June 30, 2004, the Company’s public float exceeded $75 million thereby qualifying the Company as an accelerated filer. Under the Commission’s rules, the Company will be subject to the accelerated filer requirements beginning with its December 31, 2004 year-end. During the third quarter of 2004, the Company completed a review of its internal controls over financial reporting. As a result, certain controls and procedures were strengthened with the intention of improving the control environment and complying with Sarbanes-Oxley Section 404 requirements. Management believes that these activities have enhanced the effectiveness of internal controls over financial reporting.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares that
	Total number	Average	part of a publicly	may yet be purchased
	of shares	price paid	announced plan or	under the plan or
Period	purchased	per share	program	program
July 1-31, 2004	—		—	$10,000,000
August 1-31, 2004	341,100	$6.89	341,100	$7,650,000
September 1-30, 2004	—		—	$7,650,000

Total	341,100	$6.89	341,100

On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of September 30, 2004, the Company has purchased 341,100 shares under the program at a total cost of $2,350,000. This program expires on June 3, 2005 and was the only repurchase program outstanding during the third quarter of 2004.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.

By:	/s/ Malcolm C. Persen

Malcolm C. Persen, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 12, 2004

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