Form 10-K
period 2004-12-31
RADYNE COMSTREAM INC
filed 2005-03-16
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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
Yes ☑ No ☐

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $108 million computed by reference to the closing price of the stock on the Nasdaq National Market on June 30, 2004, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number shares of the registrant’s common stock, which were outstanding as of the close of business on March 8, 2005 was 16,623,221.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on June 8, 2005 at 2 p.m. in the Phoenix office.

Disclosure Concerning Forward-Looking Statements

     This Annual Report on Form 10-K, includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and Radyne ComStream claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in the following discussion include, but are not limited to, (i) continued growth in demand for satellite system ground-based equipment and satellite-delivered communications services, (ii) continued global deregulation and privatization of telecommunications carriers, (iii) continued growth in worldwide demand for Internet over Satellite connectivity and communications serves in general, (iv) expectations for continued growth and improvement in gross margin associated with product introductions, (v) our ability to complete the Xicom acquisition and integrate the operations, products and personnel of Xicom with the Company, (vi) an increase in total foreign sales, and (vii) sufficient cash reserves and cash from operations to fund planned future operations and capital requirements through the end of 2005.

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

Part I

Item 1. Business

Overview

     Radyne ComStream (the Company) designs, manufactures, integrates, installs and sells capital equipment used in the ground-based portion of satellite communication systems and cable communications networks to receive and transmit data, telephone, television, video and telephone-over-Internet. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. We design, manufacture, integrate, install and sell capital equipment used for upgrading existing analog point-to-point microwave radios to handle digital signals. We design, manufacture, integrate, install and sell capital equipment for High Definition Television (HDTV) and other digital encoding and transmission. The Company is headquartered in Phoenix, Arizona and has manufacturing facilities in Phoenix and in San Diego, California. Additionally, the Company has sales offices in Boca Raton, Florida, Singapore, Beijing, Jakarta, London and Amsterdam. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro and Bangalore.

     Through our network of international sales and service offices, agents and sales representatives, we serve customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     Our products have been utilized in major communication systems worldwide, including the following:

•	HDTV Encoders and Decoders for a Major American Television Network for use during their coverage of the National Basketball Association.

•	Satellite modems used as the backbone for major new US Department of Defense communications systems

•	Complete satellite and microwave television network for Alabama Public Television.

•	Supplied complete satellite backhaul systems for a GSM mobile phone provider in China.

•	Satellite modems for the US Department of Defense in support of their domestic and international communications needs.

•	Supply of ground equipment for delivery of IP over Satellite to major satellite bandwidth providers.

•	First major Internet over Satellite network with 300 terminals deployed in the Dominican Republic for a distance learning application.

•	High-Speed DVB Modulators for Hughes Direct to PC Network and Hughes DirecTV.

•	Selected by PanAmSat, Intelsat and ChinaSat for the deployment of IP over satellite solutions.

•	Major expansion of U.S. Government Satellite Monitoring Network.

     On March 3, 2005, Radyne ComStream announced its intention to acquire Xicom Technology Inc (Xicom). Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. The combination of Xicom’s amplifier products and RF technologies with Radyne’s line of satellite modems and other satellite communications equipment will make the Company a full line supplier of satellite electronic systems. The acquisition brings an increased customer base for both companies’ products as well as the potential of offering complete system solutions.

     Xicom’s Solid State Power Amplifiers (SSPAs), Traveling Wave Tube Amplifiers (TWTAs), and Klystron Power Amplifiers (KPAs) are used in commercial and military satellite communications terminals throughout the world. Xicom High Power Amplifiers (HPAs) provide power levels vital to satellite communications in fixed, SNG, flyaway, mobile, shipboard, and airborne platforms. Xicom will operate as a subsidiary of Radyne from its current facilities.

Industry Overview

     Satellite technology has been established as a key element in the worldwide infrastructure of communications systems. Satellites enable communications service where there is no suitable alternative available or to supplement existing inadequate service. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks can be rapidly installed, upgraded, and reconfigured as compared with land-based networks, which require rights-of-way and are expensive and time consuming to install and upgrade.

     The three principal categories of satellite communications service applications are fixed satellite services, mobile satellite services, and direct broadcast services.

     Fixed Satellite Services. Fixed satellite services provide point-to-point and point-to-multipoint satellite communication of voice, data, and video between fixed ground-based earth stations. The introduction of high-power satellites has created new opportunities within the fixed satellite services segment by enabling the use of smaller, less costly earth stations for applications such as corporate data networks, Intranet access, and rural telephony.

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

     Satellite communication systems. Satellite communication systems that are used to provide these services consist of two elements: satellites (the “space segment”) and ground-based transmission and reception systems (the “ground segment”). The space segment consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground segment, the segment of the industry within which the Company operates, consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, a satellite modem, a frequency converter, redundancy switches and voice, data, and/or video network interface equipment. Earth stations provide a communications link to the end user either directly or through land-based networks.

     Digital Encoding of TV Signals. Digital encoding of TV signals through the use of our encoders converts analog standard and high-definition television (SDTV & HDTV) signals from cameras or other sources to digital to preserve the quality eternally and to compress the signals so they can be transmitted over much smaller bandwidths.

     Conversion of Existing Analog Point-to-point Radios. Conversion of existing analog point-to-point radios can be converted to handle digital signals for digital TV, telephone, and Internet backhaul through the use of our microwave modems.

Industry Growth

     We believe that demand for satellite system ground-based equipment has been and will continue to be driven by:

•	Worldwide demand for Internet over Satellite connectivity. A large number of the World Wide Web sites reside in North America and high-speed access to the web from abroad will continue to be a major emphasis.

•	Worldwide demand for communications services, including data communications, high-speed digital television/HDTV and corporate Intranets.

•	The cost-effectiveness of satellite communications for many applications, such as digital television delivery, distance learning and IP over satellite.

•	Technological advancements and capital equipment upgrades that broaden applications and increase the capacity in satellite networks.

•	Lack of global ground-based infrastructure to support increased demand for Broadband and Internet applications and services.

•	There are thousands of analog point-to-point microwave radios in operation that are candidates for upgrade to digital to handle digital TV, telephone, and Internet traffic.

     We expect that digital television encoding and decoding product demand will be driven by the following factors:

•	Continued demand from end-consumers for additional HDTV content for increasingly-affordable HD television sets.

•	Requests from TV distributors (e.g., cable systems and direct satellite broadcasters) to provide additional HDTV channels in order to attract new customers.

•	Ongoing efforts by broadcasters to meet Federal Communication Commission (FCC) mandates to convert existing analog signals to digital.

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

Television Video Distribution

     Compressed HDTV digital video is a recently developed technology that provides significant new market opportunities. The development of digital compression technology eternally preserves the quality of TV signals and allows the transmission of television signals via satellite, point-to-point or fiber in a smaller bandwidth than is currently possible through alternative technologies. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services, including the following:

•	Increased compression allows broadcasters to increase their channel offering with existing allocated spectrum

•	New HDTV content provides new opportunities for additional network and local programming choices along with related revenue opportunities

•	Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators.

•	Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks, and telemedicine.

•	The economics of compressed video allow the use of satellite transmission for long-distance teaching applications.

•	Digital cinema distribution is a viable alternative to the physical distribution of feature length films and special media events.

•	Television is distributed to affiliate stations from broadcasters through the use of point-to-point analog microwave radios that are candidates for upgrade with our microwave modem equipment. This option provides a solution at a much lower cost than replacing the analog radio with a digital radio.

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

Strategy

     Our business goals are to expand market share in our ground-based satellite systems business and improve profitability. We expect to achieve these goals through the following strategies:

     Capitalize On Our Existing Technology Leadership. We believe that the global satellite communications services and equipment market and the digital television market present a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products by leveraging our technology to capture a share of these growth opportunities.

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

     Develop New Products to Exploit New Market Opportunities. We plan to use our international sales force and our research and development capabilities to identify new market opportunities and develop new products to exploit these opportunities. We intend to develop new products to penetrate and increase our presence in the markets for digital television, Internet communications, rural telephony for developing markets, high-speed satellite communications, government data equipment, cable television distribution, and private networks for businesses and governments.

     Provide High-Margin Customized Products to Niche Markets. We design our products so we can adapt them to differing specifications with minimal engineering. We plan to design and produce customized products for niche markets, particularly military and government markets, which require customized technology.

     Continued Emphasis on Operational Efficiency and Financial Performance. We have historically maintained a strong emphasis on operation efficiency and financial performance. We believe that continued focus on our operational efficiencies is essential to future financial success while continuing to grow our business. As part of this continued emphasis, we plan to devote significant time and resources to key components of our business, such as our manufacturing processes, design systems and customer relationships.

     Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product lines, improve our sales force and increase our profitability. The Xicom acquisition should enable us to achieve all of these objectives.

Products and Services

     We offer the following product families:

•	Satellite modems and earth stations.

•	Digital Standard Definition Television (SDTV) and High Definition Television (HDTV) encoders

•	Internet via satellite terminal equipment

•	Frequency converters.

•	Data, audio, and video broadcast equipment.

•	Cable and microwave modems.

•	If the Xicom acquisition is completed, we will also offer a complete line of power amplifiers.

     We offer the following services:

•	Design, integration and installation of turnkey communication systems.

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

During 2003, we introduced a major addition to our satellite modem line, the Turbo Forward Error Correction Code. The turbo product provides customers with greatly improved satellite and bandwidth performance, which directly translates to space segment cost savings. This product also affords our large, worldwide installed base of customers the opportunity to improve their performance at a significant operational cost saving.

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

Standard and High Definition Digital TV Encoders

We offer a complete product line of SDTV and HDTV encoders for professional applications. This year we introduced a new SDTV encoder (SE-4000) and HDTV encoder (HE-4000). Both models featured the latest in MPEG-2 video encoding capability and audio compression. The HE-4000 features a monitor screen on its faceplate — the first encoder ever to do so — which enables the technician to monitor actual unit performance in real time. Our encoders are used throughout the world to provide distribution, contribution and broadcast services. Encoders are used in satellite, cable and terrestrial applications. Many U.S. broadcasters rely on our encoders to provide news gathering and direct to home service. Our encoders are recognized for their outstanding picture quality, ease of use and rugged design.

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

Frequency Converters

We currently market a variety of converters used to transmit and receive signals over satellites in the commercial satellite frequency ranges of C-Band, Ka-Band, and Ku-Band. We also produce a redundancy control unit, which will switch a satellite system to stand-by equipment in the event of a malfunction in a satellite modem or converter. Such redundancy is a critical element for many of our customers, such as rural or international telephony networks, that strive to provide uninterrupted satellite communications services to their customers. Each satellite is configured to receive or transmit a particular radio wave pattern, otherwise called a frequency band, which is typically different from the frequency of the satellite modem. Frequency converters are used to alter the input/output of a satellite modem into a wave pattern that can be interpreted by the particular satellite being used in the satellite system to relay communication signals.

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

Power Amplifiers

Xicom’s Solid State Power Amplifiers (SSPAs), Traveling Wave Tube Amplifiers (TWTAs), and Klystron Power Amplifiers (KPAs) are used in commercial and military satellite communications terminals throughout the world. Xicom High Power Amplifiers (HPAs) provide power levels vital to satellite communications in fixed, SNG, flyaway, mobile, shipboard, and airborne platforms.

Design, Integration and Installation of Turnkey Communications Systems

Our Armer subsidiary designs, integrates and tests turnkey communications systems ranging from small VSAT installations to Intelsat standard stations. We deliver products and services from initial engineering and system development to final testing. In addition, we sell support services to existing and new customers. Our ability to deliver a full compliment of equipment and services to our customers is a benefit to our customers who desire a one-stop solution to their needs.

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

     Research and development expenses amounted to $5.3 million for the year ended December 31, 2004, $6.3 million for the year ended December 31, 2003 and $8.7 million for the year ended December 31, 2002. A number of new products were either launched or reached an advanced stage of development during these periods.

     We intend to use a significant portion of our cash flows from operations to fund our research into products for Internet over Satellite links, SDTV and HDTV and other new telecommunications products. We also plan to target our research and development activities at digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will prove successful.

Sales and Marketing

     We sell our products through an international sales force with sales and/or service offices in Phoenix, San Diego, Boca Raton, Singapore, Beijing, Jakarta, London and Amsterdam. Our direct sales force consists of 18 individuals supported by systems and applications engineers. We focus direct sales activities on expanding our international sales by identifying emerging markets and establishing new customer accounts. Additionally, we directly target certain major accounts that may provide entry into new markets or lead to subsequent distribution arrangements. International representatives, agents and systems integrators sell our products, supported by our sales and marketing personnel.

     We participate in approximately five to seven trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our website.

     We maintain a warranty department that also includes customer service and support staff that support customers and agents and provide installation supervision, if needed. In certain instances, we use third-party companies to install and maintain our products at customer sites.

Customers

     Our customers generally include national and international telecommunications providers (including radio and television stations), digital television users (including broadcast and cable networks), Internet service providers, financial information providers, systems integrators, banks and other corporate entities and the U.S. government.

     During the years ended December 31, 2004, 2003 and 2002, no single customer represented more than 10% of our net sales. Because of the nature of our business, we anticipate that any customer who could potentially represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year.

     Our direct sales into principal foreign markets for the periods indicated consisted of the following percentages of total sales.

	Years ended December 31,
Region	2004	2003	2002

Asia	21%	21%	27%
Africa/Middle East	10%	8%	5%
Latin America	2%	2%	3%
Europe	13%	16%	11%
Canada	1%	1%	1%

Total Foreign Sales	47%	48%	47%

     In addition to the above sales, we believe that 30% to 50% of our domestic sales are for products which ultimately are installed in foreign countries. We believe that foreign sales will continue to make up a major portion of our total sales in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may not, however, succeed in our efforts to cultivate such markets.

Competition

     We have major competitors in the satellite communications field. These include large companies, such as Comtech EFData Corp. and Viasat both of which have significantly larger and more diversified operations and greater financial, marketing, human and other resources than we possess. We compete with a similar situation in our broadcast video products. Our principal competitors include Tandberg Television and Harmonic, Inc. Again, both companies are larger and command greater financial resources than we do.

     We compete by concentrating our sales efforts in the international market and emphasizing our product features, quality and service. We believe that the quality, performance, and capabilities of our products, our ability to customize certain network functions, and the relatively lower overall cost of our products as compared to cost of the competing products generally offered by our major competitors represent major factors in our ability to compete. However, our major competitors have the resources to develop products with features and functions that are competitive with or superior to our products. Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers or could force us to lower the prices we charge for our products.

     We believe we are well positioned to capitalize on the demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:

•	An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team average over 20 years experience in the satellite communications industry.

•	Our expansive line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements

•	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

•	Our ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

•	Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including Beijing, Singapore, London, Jakarta, and Amsterdam.

Manufacturing

     We assemble and test certain products at our Phoenix, Arizona and San Diego, California facilities using subsystems and circuit boards acquired from subcontractors. We obtain the remainder of our products, completely assembled and tested, from subcontractors.

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

     During 1999 and 2000, our Phoenix and San Diego facilities were awarded ISO 9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing, and distribution processes. Subsequently, we have continued to improve our processes and methods of operations, consistent with our goals and the certification requirements. This certification assists in increasing the acceptance of our products. As of December 31, 2004 the Company’s ISO 9001 certifications remain in effect.

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

Employees

     As of December 31, 2004, we had 173 full-time employees, including 5 executive officers, 83 manufacturing and operations personnel, 40 research and development and 45 selling, general and administration personnel. These figures include employees who are based outside the United States. Our employees are not represented by a labor union. We believe that our relationships with our employees are satisfactory and in good standing.

Available Information

     Our website is http://www.radn.com. We make available, free of charge through links on our website, our annual, quarterly, and current reports, and any amendments to those reports as soon as practicable after electronically filing the reports with the Securities and Exchange Commission (the “Commission”). Any materials we file with the Commission may be read and copied at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information concerning the operation of the Commission’s Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov at which you can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. Information contained on our website is not a part of this report.

Item 2. Properties

     We currently occupy approximately 40,000 square feet of building space in Phoenix, Arizona, and 26,000 square feet in our San Diego, California facility. In addition we lease 16,000 square feet in Chandler, Arizona. The lease for our Phoenix facility expires in July 2008 and has an option to renew for two consecutive terms of five years each. The lease for our Chandler facility expires in October 2008 and has an option for a five year renewal. The lease for our San Diego facility expires in June 2010 and has an option to renew for two consecutive terms of five years each. We also lease facilities for our regional sales and service offices in Beijing, Singapore, London, Jakarta and Amsterdam. We believe that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

     Our common stock is quoted on the Nasdaq National Market under the symbol “RADN”. The following table sets forth the range of high and low trading prices for our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low
2003:
First Quarter	$2.78	$2.14
Second Quarter	2.45	1.95
Third Quarter	4.44	2.10
Fourth Quarter	8.50	4.12
2004:
First Quarter	$12.90	$7.18
Second Quarter	10.34	7.77
Third Quarter	7.95	6.53
Fourth Quarter	7.90	7.03

Holders of Record

     As of February 22, 2005, we had approximately 300 holders of record of our common stock. We estimate that we have another 5,400 holders of our common stock in street name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

     On February 19, 2004, Stetsys Pte. Ltd. and Stetsys US, Inc. entered into definitive purchase agreements to sell their unregistered shares of common stock in the Company, an aggregate of 9,676,800 shares, to approximately 40 institutional investors in a private transaction. The purchase price of the common stock was $9.25 per share. The shares sold in the transaction were subject to securities law restrictions on their subsequent resale. However, the Company subsequently registered the shares for resale. The Company did not receive any proceeds from this transaction.

Warrants

     After December 31, 2004 but prior to the expiration date of February 7, 2005, 310,571 of our redeemable common stock purchase warrants were exercised. We received proceeds of $2,717,000 related to the exercises and have issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005.

Issuer Purchases of Equity Securities

     On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of December 31, 2004, the Company has purchased 402,600 shares under the program at a total cost of $2,791,000. This program expires on June 3, 2005 and was the only repurchase program outstanding at December 31, 2004. The following chart provides detailed information on the program:

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares that
	Total number	Average	part of a publicly	may yet be purchased
	of shares	price paid	announced plan or	under the plan or
Period	purchased	per share	program	program

July 1-31, 2004	—		—	$10,000,000
August 1-31, 2004	341,100	$6.89	341,100	$7,650,000
September 1-30, 2004	—		—	$7,650,000

	341,100	$6.89	341,100

Beginning dollar value available to repurchase shares as of October 1, 2004				$7,650,000

October 1-31, 2004	—		—	$7,650,000
November 1-30, 2004	61,500	$7.18	61,500	$7,209,000
December 1-31, 2004	—		—	$7,209,000

	61,500	$7.18	61,500

Total 2004 Purchases	402,600	$6.93	402,600

Equity Compensation Plans

     See Part III, Item 12.

Item 6. Selected Financial Data

     The following selected consolidated statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and the selected consolidated balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by an independent registered public accounting firm, KPMG LLP. The following data is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this 10-K Annual Report.

	Years Ended December 31,
	(in thousands, except per share data)
	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$56,578	$57,991	$57,662	$68,471	$70,107
Cost of sales	26,435	31,640	38,041	39,559	38,280
Inventory write-down	—	—	431	—	—

Gross profit	30,143	26,351	19,190	28,912	31,827

Selling, general and administrative	15,420	13,559	13,471	15,307	13,573
Research and development	5,330	6,294	8,665	10,812	9,317
Asset impairment charge(1)	—	—	995	—	—
Restructuring charge	—	—	1,102	—	—

Total operating expenses	20,750	19,853	24,233	26,119	22,890

Earnings (loss) from operations	9,393	6,498	(5,043)	2,793	8,937

Interest expense	29	28	62	54	492
Interest and other income	(492)	(254)	(236)	(523)	(1,077)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	9,856	6,724	(4,869)	3,262	9,522
Income taxes (benefit)	(3,644)	2,599	(196)	1,326	(2,919)

Earnings (loss) before cumulative effect of change in accounting principle	13,500	4,125	(4,673)	1,936	12,441
Cumulative effect of change in accounting principle	—	—	4,281	—	—

Net earnings (loss)	$13,500	$4,125	$(8,954)	$1,936	$12,441

Earnings (loss) per share:
Basic	$0.83	$0.27	$(0.59)	$0.13	$0.89
Diluted	$0.79	$0.26	$(0.59)	$0.13	$0.81

Weighted average number of common shares outstanding
Basic	16,357	15,488	15,180	14,944	13,972

Diluted	17,136	15,718	15,180	15,412	15,426

	December 31,
	(in thousands)
	2004	2003	2002	2001	2000
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$39,300	$30,130	$16,230	$7,211	$16,245
Working capital	53,432	41,642	34,252	36,187	34,037
Total assets	65,416	50,609	44,407	53,241	51,844
Long-term obligations	430	475	849	912	948
Total liabilities	7,222	6,991	7,118	7,893	10,030
Stockholders’ equity	58,194	43,618	37,288	45,347	41,814

Notes: (1) Consists of the write down of purchased technologies related to the 1998 ComStream acquisition in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We design, manufacture, integrate, install and sell products, systems and software used in the ground-based portion of satellite communication systems to receive, and transmit data, video, audio and Internet over satellite, microwave and cable communications networks. Our products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through our network of international offices and service centers, we serve customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.

     We reported revenues of $56.6 million, $58.0 million and $57.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in revenues is due, in part, to the Company’s decision to withdraw from bidding on service business jobs and focus on our higher margin products. In addition, our customers’ trend had been to reduce capital expenditures to the most urgent needs. We believe the urgency for these companies to begin expending funds for new capital equipment will increase in the near term as older products fail and as newer product technologies improve the operating efficiencies of the users, saving them money over use of their older technologies. We also believe that continued demand for capital equipment in the HDTV industry will drive demand for the Company’s products.

     We have recently introduced new products with the latest technologies that can help our customers reduce their operational costs while increasing their capacity to deliver services. The products have lowered cost of manufacture compared to the products that they replace which results in increased gross margins.

     On March 3, 2005, Radyne ComStream announced its intention to acquire Xicom Technology Inc. Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. The combination of Xicom’s amplifier products and RF technologies with Radyne’s line of satellite modems and other satellite communications equipment would make the Company a full line supplier of satellite electronic systems. The acquisition brings an increased customer base for both companies’ products as well as the potential of offering complete system solutions. We believe that there is additional opportunity to create new products based on the combined technology of Radyne ComStream’s existing products and Xicom’s offering. Further, this acquisition, if completed should result in greater sales relative to fixed costs which should, in turn, increase the Company’s operating leverage or profitability.

     During the third quarter of 2002, we implemented a restructuring plan to reduce costs and address the economic slowdown and negative industry conditions. This plan included the reduction in force of approximately 10% of our workforce in the manufacturing, research and development and sales departments, the abandonment of certain non-performing and under-performing product lines and a provision for the excess space created at the San Diego facility as a result of these cost cutting measures. This effort resulted in a charge to our operating expenses of approximately $1.5 million; of which $431,000 was charged to cost of sales and the balance was charged to restructuring charge. This amount included $170,000 in severance costs. During the year ended December 31, 2002, we paid all charges except for $645,000 in lease exit costs. During the years ended December 31, 2004 and 2003, $340,000 and $238,000 in lease exit costs were paid and the remaining $67,000 was paid in January and February 2005.

     At December 31, 2004, our workforce consisted of 173 full time employees, which is reduced from 183 and 205 at December 31, 2003 and 2002.

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

Management believes the Company’s most critical accounting policies and estimates used in the preparation of its consolidated financial statements relate to:

•	Revenue Recognition. Revenues from product sales are recognized upon the actual shipment of product and transfer of the risk of ownership from us, or our contract manufacturers, to our customers in accordance with SEC Staff Bulletins No. 104 Revenue Recognition and No. 101, Revenue Recognition in Financial Statements,” as amended. We do not sell through distributors and we do not use consignment resellers as a method of selling our products. Revenue from services principally consists of sales related to services for installation and integration of satellite earth stations and video and microwave hub stations and are recognized at the time the services are performed. We consider products and services as separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is allocated to the separate units of accounting based on their relative fair values.

•	Valuation of Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Bad debt reserves are recorded based upon historic default averages as well as through the creation of reserves established for specific customers deemed marginal in their ability to pay based upon factors known at that time. In general, if the financial condition of a customer was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Valuation and Impairment of Intangible Assets. In assessing our goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) we are required to make significant assumptions about the future cash flows, overall performance, identity and allocation and valuation of the assets including goodwill and other intangibles of our reporting units. Market prices are not readily available for certain businesses, unique physical assets, and most intangible assets to be evaluated in goodwill impairment tests. Therefore, we estimate fair values using estimating techniques and assumptions that are matters of judgment. Our transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS 142, yielded an impairment charge of $4.3 million, recorded in 2002 as a cumulative effect of change in accounting principle. We have no remaining goodwill on our balance sheet as of December 31, 2004 and 2003. Assuming it is completed, we anticipate that the Xicom acquisition will result in goodwill. In that event, we will apply the provisions of SFAS 142.

•	Warranty Liability. We provide limited warranties on certain of our products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on our claim experience are accrued as cost of sales at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s present estimates, additional warranty liabilities may be required.

•	Valuation of Inventories. Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market. Our inventories include high-technology components and systems sold into rapidly changing and competitive markets, whereby such inventories may be subject to technological obsolescence. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value. Assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In any case, actual amounts could be different from those estimated.

•	Accounting for Income Taxes. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of our net operating loss carry-forwards is dependent upon our ability to generate sufficient future taxable income to utilize the recorded value. In addition, we consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should we determine that we are not able to realize all or part of our deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for deferred tax assets would result in an income tax benefit in the period such determination was made.

Results of Operations

Sales:

     Net sales generally consist of sales of products, net of returns and allowances. Our sales have come predominantly from satellite modems, video signal encoders, point-to-point modems, Internet over satellite systems and systems integrations and installations. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:

2004 vs. 2003

		Years ended December 31,
		(in thousands)
	2004	2003	Change	%
Sales	$56,578	$57,991	$(1,413)	(2%)

     For the year 2004, sales decreased $1.4 million, or 2% from the prior year 2003. This decrease was primarily due to a reduction in sales from our systems integrations and installation service which accounted for a decrease of $1.7 million in sales from 2003 to 2004. The decision was made due to the very competitive nature of this portion of the market and the relative low benefit we believe we received for being in the business. This resulted in lower sales, but higher margins, as we concentrated on delivery of our core products and development of new higher margin products. Based on orders received during the last quarter, management believes that continued growth in shipments of these newly introduced products will result in recovery of sales in the future.

2003 vs. 2002

		Years ended December 31,
		(in thousands)
	2003	2002	Change	%
Sales	$57,991	$57,662	$329	1%

     Our net sales increased 1% to $58.0 million during the year ended December 31, 2003 from $57.7 million during the year ended December 31, 2002. This increase is primarily attributable to improved market conditions for our core products (and offset by a reduction of sales in our systems integration and installation products) and strengthening of the economy as a whole during the last half of the year ended December 31, 2003 compared to the same period in 2002. While revenues did not increase dramatically from year to year, the first three months of 2003 was depressed, in terms of sales, resulting in our lowest volume of quarterly sales in four years. Sales during the last three quarters of the year continuously improved and, in total, the last nine-months of the year increased by 10% over the prior year’s last nine months.

Cost of sales:

     Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of manufacturing equipment and indirect manufacturing costs. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following tables summarize the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

2004 vs. 2003

		Years ended December 31,
		(in thousands)
	2004	2003	Change	%
Cost of Sales	$26,435	$31,640	$(5,205)	(16%)
Gross Profit	$30,143	$26,351	$3,792	14%
Gross Margin %	53	45	8	18%

     During 2004, gross profit was $30.1 million, a 14% increase from 2003 due primarily to a change in our product and service mix in 2004 as compared to 2003. These lower costs resulted from the previously mentioned decision to withdraw from bidding on installation and integration jobs and low margin products during the second quarter of 2004 and to concentrate on our core products, which produce higher margins and the introduction of new products with reduced costs to manufacture. Gross margins increased to 53% of net sales for 2004 compared to 45% in 2003. Gross margins for the year benefited from a larger portion of our total sales being made up of our new higher margin products as compared to 2003, primarily from our new satellite modems that replaced the sales of our lower margin system integration services. Management believes that the Company may not be able to continue to increase gross margins in the future due to increased competition and larger customer orders.

2003 vs. 2002

		Years ended December 31,
		(in thousands)
	2003	2002	Change	%
Cost of Sales	$31,640	$38,041	$(6,401)	(17%)
Gross Profit	26,351	19,190	7,161	37%
Gross Margin %	45	33	12	37%

     During 2003, gross profit was $26.4 million, a 37% increase from 2002 primarily due to a change in our product and services mix. Our service and installation business, which provides lower gross margins relative to certain products such as satellite modems, decreased to 8% of sales for the year ended December 31, 2003 from 12% in the prior year. Sales from services typically produce margins in the 20% to 30% range compared to the satellite modem products that produce margins in the 45% to 55% range. Our newest products enable us to sell software upgrades over a satellite link or via email. These upgrades are made through the use of a CDRom or PCM-CIA card that can be installed into the product after the initial sale. These upgrades can increase our sales by up to 100% of the hardware sales price without significant increases in costs. This should help sustain improved margins during the years to come, especially after we have an established base of product deployed in the field.

Selling, General, and Administrative Costs:

     Sales and marketing expenses consist of salaries, commissions for marketing and support personnel, and travel. Executives and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, and other administrative personnel as well as facilities, professional fees, depreciation and amortization and related expenses. The following tables summarize the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

2004 vs. 2003

		Years ended December 31,
		(in thousands)
	2004	2003	Change	%
Selling, general & administrative	$15,420	$13,559	$1,861	14%

     Selling, general and administrative expenses, for 2004, were 14% higher than the same period in 2003, due mainly to the following increases: management incentive plan — $1.1 million, professional fees related to compliance with the provisions of the Sarbanes-Oxley Act of 2002, Section 404 (SOX 404) compliance — $664,000, and commissions — $548,000. These increases were partially offset by a reduction in costs as follows: acquisition costs — $385,000, a reduction in personnel — $352,000, and amortization expense — $216,000. Except for sales commissions and performance-based management incentives, most of our selling, general and administrative expenses are fixed and do not change when sales fluctuate. Like other public companies, our expenses related to ongoing compliance with SOX 404 are uncertain.

2003 vs. 2002

		Years ended December 31,
		(in thousands)
	2003	2002	Change	%
Selling, general & administrative	$13,559	$13,471	$88	1%

     Selling, general and administrative costs increased to $13.6 million, or 23% of net sales, during the year ended December 31, 2003 from $13.5 million, or 23% of sales, for the year ended December 31, 2002. Expenses attributable to our aborted tender offer for Wegener Corporation amounted to approximately $385,000 during the second quarter of the year. Before these expenses, selling, general and administrative costs decreased slightly from the prior year.

Research and Development:

     Research and development expenses consist primarily of salaries and personnel-related costs, development material and other product development expense. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:

2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Research & development	$5,330	$6,294	$(964)	(15%)

     Research and development expenses decreased 15% in 2004. The decrease was due to a reduction of personnel and reduced overhead expenses. We remain committed to invest in our future through technological advances and efforts to improve our older product lines for improve manufacturability and lower costs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications, and cable television industries, as well as the Tiernan product lines, which target the digital television broadcast industry. We expect that research and development expenses will increase in the coming year as the Company expands the development and introduction of new products.

2003 vs. 2002

	Years Ended December 31,
	(in thousands)
	2003	2002	Change	%
Research & development	$6,294	$8,665	$(2,371)	(27%)

     Research and development expenses decreased to $6.3 million, or 11% of net sales during the year ended December 31, 2003 from $8.7 million, or 15% of net sales, during the year ended December 31, 2002. Research and development costs decreased during the year ended December 31, 2003 by approximately $2.4 million, as we benefited from the cost savings initiatives put into place in 2002.

Interest Expense:

     Interest expense was $29,000 and $28,000 for the years ended December 31, 2004 and 2003 respectively as compared to $62,000 for the year ended December 31, 2002. The reduction in interest expense is due to lower capitalized lease obligations in 2004 and 2003 as compared to 2002.

Interest and Other Income:

     Other income increased to $492,000 in the year ended December 31, 2004 from $254,000 in the year ended December 31, 2003 and $236,000 during the year ended December 31, 2002. Other income is comprised primarily of interest income, which increased as a result of higher average interest rates during 2004 as compared to 2003 and 2002. In addition, we maintained a higher average cash balance during 2004 and 2003 as compared to 2002. We keep our cash in money market accounts and short term AAA rated investments maturing in seven to twenty-eight day increments. We expect that interest income will decline in the coming year as the Company uses available cash to pursue the Xicom and other acquisitions, repurchase stock and invest in other business opportunities. See “Liquidity and Capital Resources” below.

Income Taxes (Benefit):

     We recorded an income tax benefit during the year ended December 31, 2004 of $3.6 million compared to income tax expense of $2.6 million in the year ended December 31, 2003. We recorded an income tax benefit of $196,000 in 2002 due to a tax refund. During the year ended December 31, 2004, the Company reduced the valuation allowance related to the deferred tax assets by $7,337,000 based on management's belief that it is more likely than not the deferred tax assets will be realized through the generation of future taxable income. Of this net reduction in the valuation allowance, approximately $7,030,000 was recorded as a reduction of income tax expense, approximately $772,000 was recorded as an increase to additional paid-in capital and approximately $465,000 was recorded as an increase in deferred tax assets. In addition to the $772,000 increase in additional paid-in capital for the release of the valuation allowance related to the tax benefits of stock option exercises in prior years, additional paid-in capital was increased for the tax benefit of stock option exercises during the year ended December 31, 2004 in the amount of approximately $1,063,000 for a total increase of approximately $1,835,000. As of December 31, 2004, the Company has total deferred tax assets of $8,209,000 with a corresponding valuation allowance of $2,546,000. The valuation allowance applies to the deferred tax assets related to net operating loss carryforwards which management believes are limited as to utilization under Internal Revenue Service Code Section 382. The company generated taxable income in each of the four quarters of 2004, the last three quarters of 2003 and projects future taxable income to be able to use the net deferred tax assets. Management believes that past profitable performance and the forecast of future profits supports the recognition of the deferred tax assets and the reduction of the valuation allowance.

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

Net Earnings:

     Net earnings are the result of reducing gross profit by operating expenses, interest expense, income taxes and increasing for other interest income and income tax benefits. The following tables summarize our net earnings and the earnings available to each fully diluted share of our common stock:

2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Net earnings	$13,500	$4,125	$9,375	227%
Earnings per diluted share	$0.79	$0.26	$0.53	203%

     Net earnings were $13.5 million, or $0.79 per share on a fully diluted basis, for the year ended December 31, 2004, compared to earnings of $4.1 million, or $0.26 per share on a fully diluted basis, for the year ended 2003. Net earnings were higher in part due to the $3.6 million tax benefit we received in 2004 (versus a $2.6 million tax expense in 2003) and the $3.8 million increase in gross profit as discussed above. These factors were partially offset by an increase in selling, general and administrative expense, also discussed above. Going forward, the Company does not expect to maintain this level of profitability due to the one-time nature of the tax benefit we recognized in 2004.

2003 vs. 2002

	Years ended December 31,
	(in thousands)
	2003	2002	Change	%
Net earnings (loss)	$4,125	$(8,954)	$13,079	n/a
Earnings per diluted share	$0.26	$(0.59)	$0.85	n/a

     Net earnings were $4.1 million, or $0.26 per share on a diluted basis, for the year ended December 31, 2003, compared to a loss of $(9.0) million, or $(0.59) per share on a diluted basis, for the year ended 2002. The increase in net earnings is primarily due to the increase in gross profit and reduction in operating expenses as discussed above.

Bookings and Backlog:

     Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The following tables summarize our Bookings (orders taken) and Backlog (orders to be shipped in future periods).

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Bookings	$57,871	$51,900	$5,971	12%

Ending Backlog	$9,585	$8,000	$1,585	20%

     During 2004, bookings increased 12% compared to 2003. This increase was mostly a result of higher fourth quarter bookings of $20.8 million compared to $15.6 million in 2003. The increase in backlog is due to the higher fourth quarter bookings, much of which remained in backlog at the end of the year. Our backlog consists of orders evidenced by written contracts and/or purchase orders from customers with fixed pricing and delivery dates. We charge cancellation charges for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to us. Although the Company’s backlog increased at year due to record orders in the fourth quarter, we believe that the trend towards increased receiving and shipping orders in the same quarter will continue as customers continue to order our products on an “as needed” basis and we offer improved delivery times.

	Years ended December 31,
	(in thousands)
	2003	2002	Change	%
Bookings	$51,900	$56,000	$(4,100)	(7%)

Ending Backlog	$8,000	$13,400	$(5,400)	(40%)

     New orders booked decreased 7% to $51.9 million for the year ended December 31, 2003 from $56.0 million for the year ended December 31, 2002. We believe this trend was due to the reluctance of our customers to place long term capital equipment orders in the aftermath of the economic downturn of the last few years. Our backlog was $8.0 million as of December 31, 2003 a decrease of 40% from the $13.4 million in backlog as of December 31, 2002. We believe that this reduction was a result of our customers’ desires to reduce their inventory levels, shorten cycle times for filling orders and to keep their capital equipment orders to a minimum.

Liquidity and Capital Resources

     The Company had cash and cash equivalents totaling $39.3 million at December 31, 2004 compared to $30.1 million at December 31, 2003, an increase of $9.2 million. The primary factors in the increase were cash provided by operations of $10.6 million, the issuance of common stock through the exercise of stock options of $1.6 million and the sale of common stock to employees of $460,000. These were partially offset by the repurchase of the Company’s common stock for $2.8 million and capital expenditures of $822,000. Working capital increased 28% to $53.4 million at December 31, 2004 from $41.6 million at December 31, 2003.

Operating Activities:

     During 2004, net cash provided by operating activities was $10.6 million as compared to $12.1 million for 2003. Net cash provided by operating activities for 2004 resulted primarily from $13.5 million of net earnings, depreciation and amortization of $1.2 million, a tax benefit on stock option exercises of $1.8 million and an increase of $1.6 million in accrued expenses. These were partially offset by increases in deferred tax assets of $5.7 million and increases in asset accounts of $1.0 million (including accounts receivable, inventory and prepaid expenses and other current assets). Cash was further reduced by a decrease in customer advance payments of $728,000 and a decrease in accounts payable $615,000.

     During 2003, net cash provided by operating activities was $12.1 million. Net cash provided by operating activities resulted primarily from $4.1 million of net earnings, deferred income taxes of $2.6 million, a decrease in inventories of $2.9 million and depreciation and amortization of $1.9 million. These were partially offset by decreases in accrued expenses of $387,000 and accrued stock option compensation of $296,000.

     During 2002, net cash provided by operating activities was $9.7 million. Net cash provided by operating activities resulted primarily from a decrease of $7.2 million in inventories, a change in accounting principle of $4.3 million, a decrease in accounts receivable of $3.8 million, and $2.5 million of depreciation and amortization. These were partially offset by a loss of $9.0 million, a decrease in accounts payable of $592,000 and an increase in other assets of $115,000.

Investing Activities:

     Investing activities included capital expenditures of $822,000, $521,000 and $1,471,000 for the years ended December 31, 2004, 2003 and 2002. These were funded through cash provided by operating activities. The Company received $148,000, $121,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002 for proceeds from disposal of assets. Although, the Company does not have any material commitments for capital expenditures planned during the next twelve months, the Company has entered into a definitive agreement to acquire Xicom Technology Inc. which will require investment of $46 million of cash and $2.0 million of stock. This cash amount includes approximately $39 million as part of the purchase consideration and approximately $5 million to retire existing Xicom debt.

Financing Activities:

     During 2004, net cash used in financing activities was $773,000, while net cash was provided by financing activities of $2.1 million and $825,000 for years ended December 31, 2003 and 2002. During 2004, the Company used $2.8 million of cash to repurchase shares of its common stock. Cash generated by financing activities included the issuance of common stock through the exercise of stock options of $1.6 million, $1.9 million and $306,000 in the years ended December 31, 2004, 2003 and 2002. The sale of common stock to employees provided cash of $460,000, $316,000 and $592,000 for years ended December 31, 2004, 2003 and 2002. Principal payments on capital lease obligations amounted to $14,000, $38,000 and $73,000 for the years ended December 31, 2004, 2003, and 2002. The Company had no long-term debt outstanding at December 31, 2004, 2003 or 2002. Stockholders’ equity was $58.2 million, $43.6 million and $37.3 million for the years ended December 31, 2004, 2003 and 2002.

     We received proceeds of $2,717,000 related to the exercises of 310,571 of our redeemable common stock purchase warrants between December 31, 2004 and the expiration date of February 7, 2005. The remaining 1,832,966 unexercised warrants expired on February 7, 2005.

     The Company maintains a credit arrangement with a bank for up to $9 million, based upon 80% of eligible accounts receivable, as defined. The amount of credit available to us under the credit agreement at December 31, 2004 was approximately $7 million. We paid approximately $35,000 for a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit. At December 31, 2004 and 2003, we had no borrowings against the line of credit. The credit agreement expires on May 1, 2006 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at December 31, 2004. The credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

     We are currently negotiating changes to our credit arrangement to facilitate the Xicom acquisition. We anticipate that these negotiations will result in an larger credit facility with terms and conditions similar to those described above. In addition, we anticipate that we will draw $5 million to finance the Xicom acquisition at the time of acquisition close.

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

Contractual Obligations and Commitments

     We had the following contractual obligations and commitments outstanding as of December 31, 2004:

	Payments due by period
Contractual Obligations and Commitments		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$5,704	$1,364	$2,686	$1,455	$199
Purchase obligations	$5,029	5,029	—	—	—
Other long-term liabilities	146	—	146	—	—

Total	$10,879	$6,393	$2,832	$1,455	$199

Impact of Inflation

     We do not believe that inflation has had a material impact on revenues or expenses during the last five fiscal periods reported on herein. We do not expect that inflation will materially affect our business within the next year.

Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. We currently believe that the adoption of SFAS 151 will not have a material impact on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to employees through December 31, 2004, and stock options expected to be granted during 2005, the Company expects that the adoption of SFAS 123R on July 1, 2005, will reduce both third quarter 2005 and fourth quarter 2005 net earnings and net earnings per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks in the ordinary course of our business. These risks include changes in interest rates, introduction of competitive products, our ability to satisfy our customer’s technological requirements and the availability of raw materials from our vendors. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

     We are exposed to market risk on our financial instruments from changes in interest rates. As of December 31, 2004, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. We do not use financial instruments for trading purposes or to manage interest rate risk. The Company does not have any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, together with related notes and the report of KPMG LLP, an independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Part IV, Item 15 below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Radyne ComStream Inc.:

We have audited the accompanying consolidated balance sheets of Radyne ComStream Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

Radyne ComStream Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$39,300	$30,130
Accounts receivable — trade, net of allowance for doubtful accounts of $350, and $489, respectively	9,728	9,780
Inventories	8,132	7,766
Deferred tax assets	2,218	—
Prepaid expenses and other assets	846	482

Total current assets	60,224	48,158

Deferred tax assets, net	3,445	—
Property and equipment, net	1,593	2,269
Other assets	154	182

	$65,416	$50,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,566	$2,181
Accrued expenses	4,835	3,273
Income taxes payable	242	185
Customer advance payments	149	877

Total current liabilities	6,792	6,516

Long-term obligations	284	270
Accrued stock option compensation	146	205

Total liabilities	7,222	6,991

Commitments, contingent liabilities and subsequent events (notes 7, 12, 16 and 18)

Stockholders’ equity:	—	—
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 16,232,999 and 16,130,913 shares at December 31, 2004 and 2003, respectively	16	16
Additional paid-in capital	54,414	53,102
Retained earnings (accumulated deficit)	3,764	(9,500)

Total stockholders’ equity	58,194	43,618

	$65,416	$50,609

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Net sales	$56,578	$57,991	$57,662
Cost of sales	26,435	31,640	38,041
Inventory write down	—	—	431

Gross profit	30,143	26,351	19,190

Operating expenses:
Selling, general and administrative	15,420	13,559	13,471
Research and development	5,330	6,294	8,665
Asset impairment charge	—	—	995
Restructuring charge	—	—	1,102

Total operating expenses	20,750	19,853	24,233

Earnings (loss) from operations	9,393	6,498	(5,043)

Other (income) expense:
Interest expense	29	28	62
Interest and other income	(492)	(254)	(236)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	9,856	6,724	(4,869)
Income taxes (benefit)	(3,644)	2,599	(196)

Earnings (loss) before cumulative effect of change in accounting principle	13,500	4,125	(4,673)
Cumulative effect of change in accounting principle	—	—	4,281

Net earnings (loss)	$13,500	$4,125	$(8,954)

Earnings (loss) per share:
Basic	$0.83	$0.27	$(0.59)

Diluted	$0.79	$0.26	$(0.59)

Weighted average number of common shares outstanding:
Basic	16,357	15,488	15,180

Diluted	17,136	15,718	15,180

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2004, 2003 and 2002
(in thousands)

			Additional	Retained earnings	Accumulated
	Common stock		Paid-in	(accumulated	other comprehensive
	Shares	Amount	capital	deficit)	income (loss)	Total
Balances, December 31, 2001	15,021	$15	$50,022	$(4,671)	$(19)	$45,347

Exercise of stock options	88	—	307	—	—	307
Issuance of common stock through Employee Stock Purchase Plan	200	—	592	—	—	592
Comprehensive income (loss):
Foreign translation adjustment	—	—	—	—	(4)	(4)
Net earnings (loss)	—	—	—	(8,954)	—	(8,954)

Comprehensive income (loss)						(8,958)

Balances, December 31, 2002	15,309	15	50,921	(13,625)	(23)	37,288

Exercise of stock options	642	1	1,865	—	—	1,866
Issuance of common stock through Employee Stock Purchase Plan	180	—	316	—	—	316
Comprehensive income:
Foreign translation adjustment	—	—	—	—	23	23
Net earnings	—	—	—	4,125	—	4,125

Comprehensive income						4,148

Balances, December 31, 2003	16,131	16	53,102	(9,500)	—	43,618

Exercise of stock options	435	—	1,572	—	—	1,572
Issuance of common stock through Employee Stock Purchase Plan	70	—	460	—	—	460
Common stock repurchased	(403)	—	(2,555)	(236)	—	(2,791)
Tax benefit related to stock options	—	—	1,835	—	—	1,835
Net earnings	—	—	—	13,500	—	13,500

Balances, December 31, 2004	16,233	$16	$54,414	$3,764	$—	$58,194

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$13,500	$4,125	$(8,954)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Asset impairment charge	135	—	995
Cumulative effect of change in accounting principle	—	—	4,281
Provision for bad debt	318	398	434
Deferred income taxes	(5,663)	2,553	—
Gain on disposal of assets	(23)	(21)	—
Depreciation and amortization	1,246	1,853	2,501
Tax benefit from disqualifying dispositions	1,835	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(266)	339	3,833
Inventories	(366)	2,889	7,170
Prepaid expenses and other current assets	(364)	85	228
Other assets	20	2	(115)
Accounts payable	(615)	300	(592)
Accrued expenses	1,571	(387)	(79)
Income taxes payable	57	185	(79)
Customer advance payments	(728)	170	106
Long-term obligations	19	(61)	(73)
Accrued stock option compensation	(59)	(296)	(1)

Net cash provided by operating activities	10,617	12,134	9,655

Cash flows from investing activities:
Capital expenditures	(822)	(521)	(1,471)
Proceeds from sales of property and equipment	148	121	14

Net cash used in investing activities	(674)	(400)	(1,457)

Cash flows from financing activities:
Repurchase of common stock	(2,791)	—	—
Net proceeds from sale of common stock to employees	460	316	592
Exercise of stock options	1,572	1,866	306
Principal payments on capital lease obligations	(14)	(38)	(73)

Net cash (used in) provided by financing activities	(773)	2,144	825

Net increase in cash and cash equivalents	9,170	13,878	9,023
Effects of exchange rate changes on cash and cash equivalents	—	23	(4)
Cash and cash equivalents, beginning of year	30,130	16,229	7,210

Cash and cash equivalents, end of year	$39,300	$30,130	$16,229

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$28	$61

Cash paid for taxes	$125	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$—	$—	$19

See accompanying notes to consolidated financial statements.

Radyne ComStream Inc.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2004, 2003 and 2002

(1) Organization and Acquisition

Radyne Corp., a Delaware corporation, (Radyne) was incorporated on November 25, 1980. On August 12, 1996, Radyne became a subsidiary of Singapore Technologies Pte Ltd (STPL), through its wholly-owned subsidiary, Stetsys US, Inc. (ST). In March 1999, Radyne changed its name to Radyne ComStream Inc. (the Company). During 2000, the Company changed its state of incorporation from New York to Delaware and changed the par value of its common stock from $.002 to $.001. STPL beneficially owned 9,676,800 shares of the Company’s common stock at December 31, 2003. These shares represented 60% of the Company’s voting shares outstanding as of December 31, 2003. On February 19, 2004 STPL sold all 9,676,800 shares in a private transaction (see Note 10).

The Company is headquartered in Phoenix, Arizona and has manufacturing facilities in Phoenix and in San Diego, California. Additionally, the Company has sales offices in Boca Raton, Florida, Singapore, Beijing, Jakarta, London and Amsterdam. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro and Bangalore. The Company designs, manufactures, and sells products, systems and software used for the transmission and reception of data, voice, internet protocol and video over satellite, microwave and cable communication networks.

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

(c) Cash Equivalents

The Company considers all money market accounts and short term AAA investments with original maturities of 90 days or less to be cash equivalents.

(d) Accounts Receivable

Accounts receivable consist of trade receivables from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance is assessed on a regular basis by management and is based upon management’s periodic review of the collectibility of the receivables with respect to historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(e) Revenue Recognition

The Company recognizes revenue when products have been shipped to the customer, an agreement with the customer has been executed, transfer of title and acceptance has occurred, pricing is fixed and collectibility is probable. Revenue from services is recognized when the related services have been performed. We consider products and services as separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is allocated to the separate units of accounting based on their relative fair values.

(f) Inventories

Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions.

(g) Property and Equipment

Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of the assets, are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives as follows: machinery and equipment three to seven years; furniture and fixtures two to seven years; demonstration units two to three years and computers and software three to fine years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

(h) Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144).

Our transitional impairment analysis of goodwill as of January 1, 2002, as required by SFAS 142, yielded an impairment charge of $4.3 million, recorded in 2002 as a cumulative effect of change in accounting principle. We have no remaining goodwill on our balance sheet as of December 31, 2004 and 2003.

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

The Company evaluates the recoverability of the deferred tax assets and records a valuation allowance to reduce its deferred tax assets to an amount for which realization is more likely than not. Should we determine that we are not able to realize all or part of our deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made. Likewise, should we determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for deferred tax assets would result in an income tax benefit in the period such determination was made.

(n) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally accounts receivable. The Company maintains ongoing credit evaluations of its customers and generally does not require collateral.

The Company maintains allowances for doubtful accounts for the estimated losses resulting from the inability of its customers to make required payments and such losses have not exceeded management’s expectations. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company applies APB 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net earnings (loss) and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,
	(in thousands)
	2004	2003	2002
Net earnings (loss):
As reported	$13,500	$4,125	$(8,954)
Fair value of stock options	1,508	726	5,183

Pro forma	$11,992	$3,399	$(14,137)

Earnings (loss) per share:
Basic — as reported	$0.83	$0.27	$(0.59)
Basic — pro forma	$0.73	$0.22	$(0.93)

Diluted — as reported	$0.79	$0.26	$(0.59)
Diluted — pro forma	$0.70	$0.22	$(0.93)

The fair value of options granted under the stock option plans was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 49 percent — 95 percent, risk free interest rate of 3.00 percent – 4.25 percent, and expected lives of five — seven years. The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2004, 2003 and 2002 were $4.75, $1.65 and $3.16 respectively, using the Black-Scholes option-pricing model and the assumptions listed above.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to employees through December 31, 2004, and stock options expected to be granted during 2005, the Company expects that the adoption of SFAS 123R on July 1, 2005, will reduce both third quarter 2005 and fourth quarter 2005 net earnings and net earnings per share.

(r) Segment Reporting

The Company has utilized the management approach as defined by Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) to determine if the Company has reportable operating segments. Based on this evaluation, the Company has determined that it has only one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

(s) Reclassifications

Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current year presentation.

(3) Inventories

	December 31,
	2004	2003
	(in thousands)
Inventories consist of the following:
Raw materials and components	$5,659	$6,261
Work-in-process	1,501	1,137
Finished goods	972	368

	$8,132	$7,766

(4) Property and Equipment

	December 31,
	2004	2003
	(in thousands)
Property and equipment consist of the following:
Machinery and equipment	$4,498	$6,020
Furniture and fixtures	1,463	4,053
Leasehold improvements	491	645
Demonstration units	1,113	674
Computers and software	795	923

	8,360	12,315
Less accumulated depreciation and amortization	(6,767)	(10,046)

	$1,593	$2,269

(5) Accrued Expenses

Accrued expenses consist of the following:
	December 31,
	2004	2003
	(in thousands)
Wages, vacation and related payroll taxes	$2,351	$1,025
Professional fees	354	220
Warranty reserve	955	857
Restructuring costs	67	407
Commissions	489	386
Deferred rent	265	181
Other	354	197

	$4,835	$3,273

The following summarizes changes to restructuring related liabilities for the year ended December 31, 2004 and 2003:

Accrued Lease
Exit Costs

Balance, December 31, 2002	$645
Cash payments	(238)

Balance, December 31, 2003	$407
Cash payments	(340)

Balance, December 31, 2004	$67

During the third quarter of 2002, the Company implemented a restructuring plan to reduce costs and address the economic slowdown and negative industry conditions. This plan included the reduction in force of approximately 10% of its workforce in the manufacturing, research and development and sales departments, the abandonment of certain non-performing and under-performing product lines and a provision for the excess space created at the San Diego facility as a result of these cost cutting measures. This effort resulted in a charge to the Company’s operating expenses of approximately $1.5 million; of which $431,000 was charged to cost of sales and the balance was charged to restructuring charge. This amount included $170,000 in severance costs. During the year ended December 31, 2002, the Company paid all charges except for $645,000 in lease exit costs. During the years ended December 31, 2004 and 2003, $340,000 and $238,000 in lease exit costs were paid and the remaining $67,000 was paid in January and February 2005.

(6) Line of Credit

The Company maintains a credit arrangement with a bank for up to $9 million, based upon 80% of eligible accounts receivable, as defined. The amount of credit available to us under the credit agreement at December 31, 2004 was approximately $7 million. We paid approximately $35,000 for a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit. At December 31, 2004 and 2003, we had no borrowings against the line of credit. The credit agreement expires on May 1, 2006 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at December 31, 2004. The credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

(7) Commitments

Amounts paid under rental agreements were $1,856,000, $1,860,000, and $1,779,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rentals under leases after December 31, 2004 are as follows:

2005	$1,364
2006	1,316
2007	1,370
2008	1,128
2009	327
Thereafter	199

Total commitments	$5,704

The Company currently subleases a portion of its Phoenix facility to the University of Phoenix Online. Rent expense was offset by $283,000, $275,000 and $267,000 for the years ended December 31, 2004, 2003 and 2002 for rent payments received through this sublease. Future minimum rentals under leases after December 31, 2004 have not been reduced by minimum sublease rentals of $291,000, $299,000 and $255,000 for the years ended December 31, 2005, 2006 and 2007, respectively. This sublease agreement expires in 2007.

As part of the Armer acquisition, we leased facilities in Chandler, Arizona consisting of 16,000 square feet costing approximately $16,000 per month and expiring in 2008. The Armer operations were consolidated into our Phoenix facility in 2004 and we are currently seeking to vacate those premises with the assumption of the lease by a sub-tenant.

The Company generally has commitments with certain suppliers and subcontract manufacturers to supply certain components and estimates its non-cancelable obligations for these commitments to be approximately $5,029,000 at December 31, 2004, which is anticipated to be paid in 2005.

(8) Income Taxes

Income tax expense (benefit) amounted to $(3,644,000), $2,599,000, and $(196,000) for the years ended December 31, 2004, 2003 and 2002, respectively. The actual tax expense (benefit) for these periods differs from the Federal statutory tax expense for those periods as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Computed Federal statutory tax expense	$3,351	$2,286	$(1,655)
State tax expense (benefit)	(335)	207	(27)
Change in federal valuation allowance	(6,396)	1,282	1,466
Extra territorial income exclusion	(456)	(1,128)	—
Other adjustments	192	(48)	20

Total	$(3,644)	$2,599	$(196)

Components of income tax expense (benefit) for 2004, 2003 and 2002 follow:

	Current	Deferred	Total
	(in thousands)
2004:
Federal	$1,942	$(5,080)	$(3,138)
State	77	(583)	(506)

Total	$2,019	$(5,663)	$(3,644)

2003:
Federal	$(10)	$2,296	$2,286
State	56	257	313

Total	$46	$2,553	$2,599

2002:
Federal	$(156)	$—	$(156)
State	(40)	—	(40)

Total	$(196)	$—	$(196)

	2004	2003
	(in thousands)
Deferred tax assets consisted of the following at December 31:
Cumulative tax effect of net operating loss carryforwards	$6,037	$6,966
Tax credits	502	389
Reserves and accruals	1,113	1,584
Depreciation	(4)	319
Amortization of goodwill and intangibles	561	625
Valuation allowance	(2,546)	(9,883)

	$5,663	$—

During the year ended December 31, 2004, the Company reduced the valuation allowance related to the deferred tax assets to record such asset at the amount management believes is more likely than not to be realized through the generation of future taxable income. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was approximately $7,337,000 and $1,301,000, respectively. Of the decrease in the valuation allowance during the year ended December 31, 2004 approximately $7,030,000 was recorded as a reduction of income tax expense, approximately $772,000 was recorded as an increase to additional paid-in capital and approximately $465,000 was recorded as an increase in deferred tax assets. In addition to the approximate $772,000 increase in additional paid-in capital for the release of the valuation allowance related to the tax benefits of stock option exercises in prior years, additional paid-in capital was increased for the tax benefit of stock option exercises during the year ended December 31, 2004 in the amount of approximately $1,063,000 for a total increase of approximately $1,835,000. At December 31, 2004, the Company has net operating loss carryforwards of approximately $16,807,000 expiring in various years from 2018 through 2022, and federal alternative minimum tax credits of approximately $449,000 which do not expire, and state credits of approximately $53,000 which expire in 2008. These net operating losses and federal and state tax credits are available for utilization against taxable income/taxes payable of future periods, if any.

As of December 31, 2004, the Company has total net deferred tax assets of $8,209,000 with a corresponding valuation allowance of $2,546,000. The valuation allowance relates to net operating loss carryforwards which management believes are limited as to utilization under Internal Revenue Service Code Section 382. The Company generated taxable income in each of the four quarters of 2004, the last three quarters of 2003 and projects future taxable income to be sufficient to utilize the net deferred tax assets. Management believes that past profitable performance and the forecast of future profits supports the recognition of the deferred tax assets and the reduction of the valuation allowance.

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

The Company has representative sales offices in foreign countries, some of which the United States does not have tax treaties with. This could potentially subject the Company to taxation in those countries. While management believes the Company does not have any tax liability in these jurisdictions, the Company has accrued for potential tax exposure in the event we could be deemed subject to taxation and may not prevail in an audit by these taxing authorities. Such potential tax exposure and related accrued liabilities are not material to the Company’s consolidated financial statements.

(9) Significant Customers and Foreign and Domestic Sales

No customer represented greater than 10% of net sales during any of the years ended December 31, 2004, 2003 or 2002.

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2004, 2003 and 2002 follow:

	Years ended December 31,
	2004	2003	2002
Asia	21%	21%	27%
Africa/Middle East	10%	8%	5%
Latin America	2%	2%	3%
Europe	13%	16%	11%
Canada	1%	1%	1%

Total Foreign sales	47%	48%	47%
Domestic	53%	52%	53%

	100%	100%	100%

Foreign assets	$—	$—	$319,000

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

(10) Stockholders’ Equity

On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of December 31, 2004, the Company has purchased 402,600 shares under the program at a total cost of $2,791,000 which has been recorded as a reduction to additional paid-in capital of $2,555,000 and a reduction to retained earnings of $236,000. This program expires on June 3, 2005 and was the only repurchase program outstanding at December 31, 2004.

On February 19, 2004, Stetsys Pte. Ltd. and Stetsys US, Inc. entered into definitive purchase agreements to sell their shares of common stock in the Company, an aggregate of 9,676,800 shares, to approximately 40 institutional investors in a private transaction. The purchase price of the common stock was $9.25 per share. The shares sold in the transaction will be subject to securities law restrictions on their subsequent resale. However, the Company has registered the shares for resale. The Company has not received any proceeds from this transaction.

In February 2000, the Company completed an offering of 2,400,000 units, each consisting of one share of common stock and one five-year common stock purchase warrant, plus an additional 360,000 units sold pursuant to the underwriters’ over-allotment option, for a total of approximately $16,340,000 cash, net of issuance costs. Each warrant was exercisable to purchase one share of common stock at a price of $8.75, subject to adjustment in certain circumstances, at any time after the warrants were issued until February 7, 2005. Commencing February 7, 2001, the Company could redeem the warrants for $0.01 per warrant upon no less than 30 days or more than 60 days notice mailed within five days after the closing sales price of the common stock has equaled or exceeded $10.9375 for each of 20 consecutive trading days (see Note 18).

The Company has the authority to issue ten million shares of preferred stock, par value $0.001 per share. At December 31, 2004 and 2003 no preferred shares were issued or outstanding.

(11) Earnings (Loss) Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follow:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net earnings (loss)	$13,500	$4,125	$(8,954)

Denominator:
Weighted average common shares for basic earnings per share	16,357	15,488	15,180
Net effect of dilutive stock options and warrants	779	230	—

Weighted average common shares for diluted earnings per share	17,136	15,718	15,180

Basic earnings (loss) per share:
Net earnings (loss) per basic share	$0.83	$0.27	$(0.59)

Diluted earnings (loss) per share:
Net earnings (loss) per diluted share	$0.79	$0.26	$(0.59)

Options and warrants excluded from earnings (loss) per share due to anti-dilution:
Stock options with exercise price greater than the average market price	485	1,648	3,322
Common stock warrants with $8.75 exercise price	2,144	2,144	2,144

(12) Employee Benefit Plan

The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. The Company provided contributions of $194,000, $184,000 and $267,000 respectively, for the years ended December 31, 2004, 2003 and 2002. Each participant may elect to contribute any portion of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the years ended December 31, 2004, 2003 and 2002, the Company matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000.

(13) Stock Options

In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Options Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000 shares. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2004, the Company had 2,186,739 options outstanding under this plan and 1,179,888 options available for future issuance.

In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock. At December 31, 2004, the Company had 436,823 options outstanding under this plan and 392,094 options available for future issuance.

At December 31, 2004, the Company had a total of 2,623,562 options outstanding at exercise prices ranging from $2.25 to $14.63 per share. Of the total options, the Company had 84,636 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.719 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $146,000 and $205,000 at December 31, 2004 and 2003, respectively. A summary of the aforementioned stock plan activity follows:

		Weighted
		Average
		Price Per
	Number	Share
Balance, December 31, 2001	3,569,702	$7.71

Granted	432,000	4.27
Forfeited	(605,291)	8.17
Exercised	(88,364)	3.45

Balance, December 31, 2002	3,308,047	$7.29

Granted	1,167,429	3.61
Cancelled	(999,615)	9.90
Forfeited	(230,304)	4.21
Exercised	(642,101)	2.92

Balance, December 31, 2003	2,603,456	$5.99

Granted	495,450	7.16
Forfeited	(40,788)	5.19
Exercised	(434,556)	$3.64

Balance, December 31, 2004	2,623,562	$6.62

A summary of stock options outstanding at December 31, 2004 follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.25 to $3.50	484,474	5.1 years	$2.66	470,599	$2.67
$3.51 to $4.75	292,512	6.7 years	4.14	229,387	4.11
$4.76 to $6.25	657,384	8.4 years	5.39	406,892	5.50
$6.26 to $7.50	697,072	8.1 years	6.77	436,641	6.83
$7.51 to $8.75	7,000	7.5 years	8.10	4,750	8.19
$8.76 to $10.00	95,750	9.4 years	9.12	23,750	9.12
$10.01 to $14.63	389,370	5.5 years	14.55	389,370	14.55

	2,623,562	7.1 years	$6.62	1,961,389	$6.80

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

(14) Employee Stock Purchase Plan

On June 15, 1999, the Company’s shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. There were 1,000,000 shares authorized for issuance under the plan. As of December 31, 2004, 369,412 shares remain unissued under the plan.

(15) Related Party Transactions

Sales to Agilis Communication Technologies Pte Ltd (Agilis), an affiliate of ST, amounted to $20,000, $0 and $97,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(16) Contingencies

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

(17) Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 follows:

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Years ended December 31:
2004	$489	318	457	$350
2003	$339	398	248	$489
2002	$1,173	434	1,268	$339

(18) Subsequent Events

After December 31, 2004 but prior to the expiration date of February 7, 2005, 310,571 of the Company’s redeemable warrants were exercised. The Company received proceeds of $2,717,000 related to the exercises and have issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005.

On March 3, 2005, the Company announced that it intended to acquire Xicom Technology, Inc for approximately $41 million of cash and stock. The transaction has been approved by the Board of Directors of both companies and is expected to close during the second quarter of 2005. Closing is subject to completion of a satisfactory pre-closing audit, receipt and approval of complete disclosure schedules, and customary closing conditions.

On March 3, 2005, the Board of Directors approved the Management Incentive Plan for 2005. Under the plan, officers and certain other key employees of the Company will be paid a bonus if the Company achieves specified before-tax profit performance objectives during 2005. Bonuses will not be paid if the Company’s before-tax profitability fails to achieve specified levels. The Management Incentive Plan calls for the payments at a higher rate for amounts in excess of budgeted objectives.

(19) Quarterly Financial Data — Unaudited

A summary of the quarterly data for the years ended December 31, 2004 and 2003 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
		(in thousands, except per share amounts)
2004:
Total revenues	$15,073	$12,020	$12,707	$16,778	$56,578
Gross profit	7,980	6,049	6,574	9,540	30,143
Operating expenses	4,705	4,720	4,934	6,391	20,750
Earnings from operations	3,274	1,329	1,640	3,150	9,393
Net earnings	3,135	1,323	6,065	2,977	13,500
Basic earnings per share (1)	0.19	0.08	0.37	0.18	0.83
Diluted earnings per share (1)	0.18	0.08	0.36	0.18	0.79

2003:
Total revenues	$10,880	$14,792	$15,791	$16,528	$57,991
Gross profit	3,666	6,632	7,135	8,918	26,351
Operating expenses	5,168	5,313	4,532	4,840	19,853
Earnings (loss) from operations	(1,503)	1,318	2,605	4,078	6,498
Net earnings (loss)	(1,448)	1,372	1,624	2,577	4,125
Basic earnings (loss) per share	(0.09)	0.09	0.11	0.16	0.27
Diluted earnings (loss) per share	(0.09)	0.09	0.10	0.16	0.26

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or there factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions taken with regard to significant deficiencies or material weaknesses in our controls.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Radyne ComStream Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Radyne ComStream Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the Company is set forth under the captions “Board of Directors” and “Executive Officers and Compensation” in the Company’s Proxy Statement relating to its 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), which will be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2004, and such information is incorporated by reference in this Form 10-K. The “Compensation Committee Report on Executive Compensation,” The Report of the Audit Committee” and the “Stock Price Performance Graph” contained in the 2005 Proxy Statement are not incorporated by reference in this Form 10-K.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technical Officer. A copy of the Company’s Code of Ethics will be mailed, at no charge, upon request submitted to Linda Dyvig, Investor Relations, Radyne ComStream Inc, 3138 East Elwood St., Phoenix, Arizona 85034. If the Company makes any amendment to, or grants any waivers of, a provision of the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.radn.com.

Item 11. Director and Executive Compensation

Information regarding director and executive compensation is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the 2005 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Principal Stockholders and Management” in the 2005 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2004

The Company maintains the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.

The following table gives information about equity awards under the Company’s 1996 Plan, the 2000 Plan and the ESPP.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1]	2,623,562	$6.62	1,941,394	[2]
Equity compensation plans not approved by security holders	None	N/A	None

Total	2,623,562	$6.62	1,941,394

1	Of the total options outstanding, 436,823 and 2,186,739 have been granted under the 1996 Plan and the 2000 Plan, respectively.

2	Of these shares, 369,412 remain available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which information is incorporated in this Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

     Information regarding the Company’s principal accounting fees and services is set forth under the caption “Principal Accounting Fees and Services” in the 2005 Proxy Statement, which information is incorporated in this Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     (1) Financial Statements:

The following consolidated financial statements of Radyne ComStream Inc. and subsidiaries are included in Part II, Item 8 above:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

     There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

          (3) Exhibits:

     See Exhibit Index

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.
By:	/s/ Robert C. Fitting
Robert C. Fitting, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President, Secretary and Chief Financial Officer
(Principal Financial Officer)

Dated: March 11, 2005

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Robert C. Fitting and Malcolm C. Persen, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C.J. Waylan C.J. Waylan	Chairman of the Board of Directors	March 11, 2005
/s/ Robert C. Fitting Robert C. Fitting	Chief Executive Officer and Director	March 11, 2005
/s/ Malcolm C. Persen Malcolm C. Persen	Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	March 11, 2005
/s/ Lee Yip Loi Lee Yip Loi	Director	March 11, 2005
/s/ Dennis Elliott Dennis Elliott	Director	March 11, 2005
/s/ Michael A. Smith Michael A. Smith	Director	March 11, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	By-Laws, as amended and restated

10.1(a) (3)	***1996 Incentive Stock Option Plan

10.1(b) (4)	***Amendment to 1996 Incentive Stock Option Plan

10.2 (5)	***1999 Employee Stock Purchase Plan

10.3(a) (6)	***2000 Long-Term Incentive Plan

10.3(b) (7)	***Amendment to 2000 Long-Term Incentive Plan

10.4(a) (8)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b) (8)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c) (8)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5 (9)	Lease for facility in Phoenix, Arizona

10.6 (10)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.

10.7 (11)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Robert C. Fitting

10.8 (12)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann

10.9(13)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan

10.10(14)	***Employment Agreement, dated as of November 1, 2003 by and between Registrant and Robert C. Fitting

10.10 (15)	***Change of Control Agreement, dated May 13, 2004, by and between Registrant and Malcolm C. Persen

10.11*	***Employment Agreement by and between Registrant and Malcolm C. Persen dated as of March 9, 2005

10.12*	Agreement and Plan of Merger, dated March 2, 2005, by and among Radyne ComStream Inc., Xicom Acquisition Inc., Xicom Technology Inc., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative.†

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (see signature page)

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

*	Filed herewith.

**	Furnished herewith.

***	Indicates management compensatory contract, plan or arrangement.

†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(10)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(11)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(12)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(14)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003 (File No. 000-11685).

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 11, 2004 (File No. 000-11685).