Form 10-K/A
period 2004-12-31
RADYNE COMSTREAM INC
filed 2005-05-05
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on June 8, 2005.

EXPLANATORY NOTE

On March 16, 2005, Radyne ComStream Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, with the Securities and Exchange Commission. This Amendment No. 1 on Form 10-K/A is being filed to make clarifications to Part II, Item 9A and to include a signature of the Company’s Principal Accounting Officer. This amendment includes new certifications of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Accordingly, an amended Exhibit Index is included under Part IV, Item 15. Except as described above, no other information in the Form 10-K has been amended. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the original Form 10-K, and the Company has not updated any disclosures to reflect events, if any, that occurred at a later date.

PART II

Item 9A. Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report is included in our Annual Report on Form 10-K filed on March 16, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (3) Exhibits:

     See Exhibit Index

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE COMSTREAM INC.
By:	/s/ Robert C. Fitting
Robert C. Fitting, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President, Secretary
and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Garry D. Kline
Garry D. Kline, Vice President and Controller
(Principal Accounting Officer)

Dated: May 5, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Chairman of the Board of Directors	May 5, 2005
C.J. Waylan

*	Chief Executive Officer and Director	May 5, 2005
Robert C. Fitting

*	Vice President, Secretary and Chief Financial Officer	May 5, 2005
Malcolm C. Persen	(Principal Financial Officer)

/s/ Garry D. Kline	Vice President and Controller (Principal Accounting Officer)	May 5, 2005
Garry D. Kline
*	Director	May 5, 2005
Lee Yip Loi
*	Director	May 5, 2005
Dennis Elliott
*	Director	May 5, 2005
Michael A. Smith

*	By:	/s/ Malcolm C. Persen

Malcolm C. Persen, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1 (1)	Restated Certificate of Incorporation
3.2 (2)	By-Laws, as amended and restated
10.1(a)(3)	***1996 Incentive Stock Option Plan
10.1(b)(4)	***Amendment to 1996 Incentive Stock Option Plan
10.2 (5)	***1999 Employee Stock Purchase Plan
10.3(a) (6)	***2000 Long-Term Incentive Plan
10.3(b) (7)	***Amendment to 2000 Long-Term Incentive Plan
10.4(a)(8)	Lease between ADI Communication Partners, L.P. and ComStream dated April 23, 1997
10.4(b)(8)	First Amendment to lease between ADI Communication Partners L.P. and ComStream dated July 16, 1997
10.4(c)(8)	Second Amendment to Lease between Kilroy Realty, L.P. and ComStream dated November 18, 1998
10.5(9)	Lease for facility in Phoenix, Arizona
10.6(10)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.
10.7(11)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Robert C. Fitting
10.8(12)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann
10.9(13)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan
10.10(14)	***Employment Agreement, dated as of November 1, 2003 by and between Registrant and Robert C. Fitting
10.10(15)	***Change of Control Agreement, dated May 13, 2004, by and between Registrant and Malcolm C. Persen
10.11(16)	***Employment Agreement by and between Registrant and Malcolm C. Persen dated as of March 9, 2005
10.12(17)	Agreement and Plan of Merger, dated March 2, 2005, by and among Radyne ComStream Inc., Xicom Acquisition Inc., Xicom Technology., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative.
21.1(18)	Subsidiaries of the Registrant
23.1(19)	Consent of KPMG LLP
24.1(20)	Power of Attorney (see signature page)
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934
32.1(21)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(22)	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

*	Filed herewith

***	Indicates management compensatory contract, plan or arrangement

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(9)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(10)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(11)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(12)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(14)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003 (File No. 000-11685).

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 11, 2004 (File No. 000-11685).

(16)	Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(17)	Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(18)	Incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(19)	Incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(20)	Incorporated by reference to Exhibit 24.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(21)	Incorporated by reference to Exhibit 32.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(22)	Incorporated by reference to Exhibit 99.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).