Form 10-Q
period 2005-03-31
RADYNE COMSTREAM INC
filed 2005-05-10
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.   Yes  ☑  No  ☐

     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on April 25, 2005 was 16,638,549.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Radyne ComStream Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$43,674	$39,300
Accounts receivable — trade, net of allowance for doubtful accounts of $328 and $350, respectively	8,581	9,728
Inventories	8,640	8,132
Deferred tax assets	2,186	2,218
Prepaid expenses and other assets	843	846

Total current assets	63,924	60,224

Deferred tax assets, net	2,879	3,445
Property and equipment, net	1,680	1,593
Other assets	457	154

	$68,940	$65,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,799	$1,566
Accrued expenses	3,114	4,835
Income taxes payable	207	242
Customer advance payments	645	149

Total current liabilities	5,765	6,792

Long-term obligations	264	284
Accrued stock option compensation	146	146

Total liabilities	6,175	7,222

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 16,627,683 shares and 16,232,999 shares, respectively	17	16
Additional paid-in capital	57,540	54,414
Retained earnings	5,208	3,764

Total stockholders’ equity	62,765	58,194

	$68,940	$65,416

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$13,709	$15,073
Cost of sales	6,583	7,093

Gross profit	7,126	7,980

Operating expenses:
Selling, general and administrative	3,677	3,410
Research and development	1,498	1,296

Total operating expenses	5,175	4,706

Earnings from operations	1,951	3,274

Other (income) expense:
Interest expense	26	2
Interest and other income	(251)	(82)

Earnings before income taxes	2,176	3,354
Income tax expense	732	219

Net earnings	$1,444	$3,135

Earnings per share:
Basic	$0.09	$0.19

Diluted	$0.08	$0.18

Weighted average number of common shares outstanding:
Basic	16,473	16,345

Diluted	17,258	17,659

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$1, 444	$3,135
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss/(gain) on disposal of property and equipment	(12)	57
Decrease in allowance for doubtful accounts	22	142
Deferred income taxes	598	—
Depreciation and amortization	235	385
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,124	(1,013)
Inventories	(508)	(926)
Prepaids and other assets	(302)	2
Accounts payable	233	(70)
Accrued expenses	(1,738)	137
Income taxes payable	(35)	(61)
Customer advance payments	496	(278)
Accrued stock option compensation	—	(19)

Net cash provided by operating activities	1,557	1,491

Cash flows from investing activities:
Capital expenditures	(321)	(188)
Proceeds from sales of property and equipment	14	—

Net cash used in investing activities	(307)	(188)

Cash flows from financing activities:
Exercise of stock options	340	1,232
Exercise of redeemable warrants	2,717	—
Tax benefit from disqualifying dispositions	69	270
Principal payments on capital lease obligations	(2)	(5)

Net cash provided by financing activities	3,124	1,497

Net increase in cash and cash equivalents	4,374	2,800
Cash and cash equivalents, beginning of year	39,300	30,130

Cash and cash equivalents, end of quarter	$43,674	$32,930

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$2

Cash paid for taxes	$101	$61

See Notes to Condensed Consolidated Financial Statements

Radyne ComStream Inc.
Notes to Condensed Consolidated Financial Statements
(Information for March 31, 2005 and 2004 is Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Radyne ComStream Inc. (the “Company”) for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company applies APB 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net earnings:
As reported	$1,444	$3,135
Fair value of stock options, after taxes	(229)	(322)

Pro forma	$1,215	$2,813

Earnings per share:
Basic — as reported	$0.09	$0.19
Basic — pro forma	$0.07	$0.17

Diluted — as reported	$0.08	$0.18
Diluted — pro forma	$0.07	$0.16

The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 58 percent — 80 percent, risk free interest rate of 3.5 percent — 3.75 percent and an expected life of three to five years. The per share weighted average fair value of stock options granted for the three months ended March 31, 2005 and 2004 were $3.84 and $5.86, respectively using the Black-Scholes option-pricing model and the assumptions listed above. The pretax value of the fair value of the stock options for the three months period ended March 31, 2005 and March 31, 2004 were both $345,000. The after tax amounts differ mainly due to the change in effective tax rates as further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share date)
Numerator:
Net earnings	$1,444	$3,135

Denominator:
Weighted average common shares for basic earnings per share	16,473	16,345
Net effect of dilutive stock options and warrants	785	1,314

Weighted average common shares for diluted earnings per share	17,258	17,659

Basic earnings per share:
Net earnings per basic share	$0.09	$0.19

Diluted earnings per share:
Net earnings per diluted share	$0.08	$0.18

Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than the average market price	501	389
Common stock warrants with $8.75 exercise price	—	—

(4)	Inventories

     Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials and components	$6,237	$5,659
Work-in-process	$1,483	1,501
Finished goods	$920	972

	$8,640	$8,132

(5)	Property and Equipment

     Property and equipment consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Machinery and equipment	$4,655	$4,498
Furniture and fixtures	698	1,463
Leasehold improvements	536	491
Demonstration units	1,249	1,113
Computers and software	1,542	795

	8,680	8,360
Less accumulated depreciation and amortization	(7,000)	(6,767)

	$1,680	$1,593

(6)	Accrued Expenses

     Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Wages, vacation and related payroll taxes	$1,252	$2,351
Professional fees	222	354
Warranty reserve	952	955
Restructuring costs	—	67
Commissions	300	489
Deferred rent	62	50
Other	326	569

	$3,114	$4,835

     Lease exit costs of $67,000, relating to restructuring liabilities, were paid in full in February 2005.

(7)	Common Stock

On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of March 31, 2005, the Company has purchased 402,600 shares under the program at a total cost of $2,791,000. This program expires on June 3, 2005 and was the only repurchase program outstanding at December 31, 2004. There have been no shares purchased under the program for the first quarter of 2005.

(8)	Warrants

After December 31, 2004 but prior to the expiration date of February 7, 2005, 310,571 of our redeemable common stock purchase warrants were exercised. We received proceeds of $2.7 million related to the exercises and have issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005. The warrants were issued as part of our 2000 secondary offering and were redeemable at $8.75 per share.

(9)	Concentrations of Risk

The Company had one customer which comprised 13.6% of total accounts receivable at March 31, 2005 compared to 10.0% at December 31, 2004. The customer who owed the largest amount at March 31, 2005 is the same customer who owed the largest amount at December 31, 2004.

(10)	Acquisition

On March 3, 2005, the Company announced that it intended to acquire Xicom Technology Inc. for approximately $41 million of cash and stock. The transaction has been approved by the Board of Directors of both companies and is expected to close during the second quarter of 2005. Closing is subject to completion of a satisfactory pre-closing audit, receipt and approval of complete disclosure schedules, and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a description of the Company’s significant accounting policies and an understanding of the significant factors that influenced the Company’s performance during the three months ended March 31, 2005 and 2004, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:

•	availability of future taxable income to be able to realize the deferred tax assets;

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan;

•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	other “Risk Factors” set forth are in Exhibit 99.1, which is an exhibit to the Annual Report on Form 10-K; and

•	other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.

     In addition, the foregoing factors may generally affect our business, results of operations and financial position.

     Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements.

     A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through our website found at www.radn.com in the Investor Info section, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (the “Commission”).

Overview

     Radyne ComStream Inc. operates primarily in North America in the satellite communications industry. The Company is headquartered in Phoenix, Arizona with manufacturing facilities in both Phoenix and San Diego, California. Additionally, sales offices are located in Boca Raton, Florida, Singapore, Beijing, Jakarta, London and Amsterdam. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro, Bangalore, Shanghai and Moscow. The Company employs 168 employees throughout the USA, Europe and Asia.

     The Company designs, manufactures, integrates, installs and sells equipment used in the ground-based portion of satellite communication systems to receive and transmit data, video, audio and Internet over satellite, microwave and cable communications networks. The products are used in applications for telephone, data, video and audio broadcast communications, private and corporate data networks, Internet applications and digital television for cable and network broadcast.

     The Phoenix facility designs and manufactures satellite and point-to-point modems and allied equipment. The San Diego facility designs and manufactures audio and video encoders, satellite modems and Internet over satellite hardware. Through its Tiernan Communications, Inc. subsidiary, the Company supplies high-definition television (HDTV) and standard definition television encoding and transmission equipment. Its Armer Engineering Services, Inc. subsidiary provides solutions for the integration and installation of turnkey communications systems. Through its network of international offices and service centers, the Company serves customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government. The Company sells and distributes its products under the Radyne, Radyne ComStream and Tiernan brands.

     On March 2, 2005 the Company entered into a definitive merger agreement to acquire Xicom Technology Inc. (“Xicom”). The transaction has been approved by the Board of Directors of both companies and is expected to close within the next 30 days. Closing is subject to completion of a satisfactory pre-closing audit, receipt and approval of complete disclosure schedules, and customary closing conditions. Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. Xicom’s Solid State Power Amplifiers (SSPAs), Traveling Wave Tube Amplifiers (TWTAs), and Klystron Power Amplifiers (KPAs) are used in commercial and military satellite communications terminals throughout the world. Xicom High Power Amplifiers (HPAs) provide power levels vital to satellite communications in fixed, SNG, flyaway, mobile, shipboard, and airborne platforms. The combination of Xicom’s amplifier products and RF technologies with Radyne ComStream’s line of satellite modems and other satellite communications equipment will make the Company a full line supplier of satellite electronic systems. Xicom has manufacturing facilities in Santa Clara, California and a sales office in the United Kingdom.

     The Company has one operating business segment, the sale, integration and installation of equipment for satellite, microwave and cable communications and television networks.

     The following were some of the highlights and recent developments for the three months ended March 31, 2005:

•	Net earnings for the first three months were $0.08 per fully diluted share compared to net earnings of $0.18 for the first three months of 2004. The decreased profitability resulted primarily from a drop in net sales ($13.7 million in 2005 compared to $15.1 million in 2004), an increase in total operating expense ($5.2 million in 2005 compared to $4.7 million in 2004) and increase in the Company’s tax rate from 6.5% to 33.6%.

•	Orders received (bookings) during the first three months of 2005 increased 19% over the equivalent period of 2004 ($13.5 million in 2005 compared to $11.3 million in 2004).

Additional information on these and other operating results are described in greater detail below.

Results of Operations

     Sales. Net sales generally consist of sales of products, net of returns and allowances. Our sales have come predominantly from satellite modems, video signal encoders, point-to-point modems, Internet over satellite systems and systems integrations and installations. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2005	2004	Change	%
Sales	$13,709	$15,073	($1,364)	-9%

     For the three months ended March 31, 2005 as compared to three months ended March 31, 2004 our sales decreased by 9%. During the first quarter of 2004, we shipped a $1.3 million order originally scheduled for shipment in the second quarter of 2004, at a customer request. During 2005, we returned to our typical sales pattern. This resulted in a greatly increased backlog (see Bookings and Backlog below). Management believes that given this improved backlog, the drop in sales reflects an issue of timing and is not indicative of overall sales trends.

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

	Three months ended March 31,
	(in thousands)
	2005	2004	Change	%
Cost of Sales	$6,583	$7,093	($510)	-7%
Gross Profit	$7,126	$7,980	($854)	-11%
Gross Margin %	52%	53%	-1%	N/A

     First quarter 2005 gross profit decreased 11% compared to the same quarter of 2004. The decline is due to the overall drop in net sales as discussed above. In addition, gross margin decreased slightly due to the shipment of a low-margin system integration job. As previously announced, the Company has reduced its pursuit of these jobs due to their low margins and high complexity. This order remained from before the Company’s decision to decline this business. Although gross margins remain strong, these high levels may not be sustainable as competitors respond by reducing prices or the Company pursues new strategies to increase market share.

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

	Three months ended March 31,
	(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$3,677	$3,410	$267	8%
Percentage of sales	27%	23%	-4%	N/A

     Selling, general and administrative expenses for the first quarter of 2005 increased 8% from the prior period of 2004. The increase resulted, in part, from increased expense related to audit fees and other expenses resulting from the Company’s Sarbanes-Oxley Section 404 compliance effort ($196,000) and the Company’s management incentive and sales commission plans ($300,000) which were partially offset by the recovery of previously uncollectible accounts ($198,000).

     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, development materials and other product development expenses. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2005	2004	Change	%
Research & development	$1,498	$1,296	$202	16%
Percentage of sales	11%	9%	-2%	N/A

     Total research and development expenses increased 16% during first quarter of 2005 from the first quarter of 2004. This was due almost entirely to an increase in new product development for the first quarter of 2005. Management believes that these new products fit our previously stated strategy to invest in the Company’s future through research efforts that will result in new sales and returns to the company well in excess of the current development expense.

     Income Taxes. Income tax expense consists of amounts recognized as payable to the federal government and states in which the Company does business.

	Three months ended March 31,
	2005	2004	Change	%
Income tax expense	$732	$219	$513	234%
Percentage of sales	5%	1%	4%	N/A

     During the quarter our income tax expense increased as a result of an increase in our effective tax rate from 6.5% to 33.6% which was partially offset by a reduction in our taxable income ($2,176,000 in 2005 compared to $3,355,000 in 2004). The reduction in taxable income resulted from the combination of reduced sales, reduced gross margin and increased expenses as described above. The increase in the tax rate resulted from the Company’s decision, at the end of the third quarter of 2004, to reduce our valuation allowance recorded against our deferred tax assets which resulted from the carryforward of losses from previous years. In the third quarter 2004, we determined that based on consecutive quarters of profitable operations plus a forecast of continued profitability such valuation allowance was no longer required.

     Management continues to believe that it is more likely than not the deferred tax assets will be realized through the generation of future taxable income. Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties associated with estimates of future taxable income during the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. Management will continue to evaluate the recoverability of the deferred tax assets and will adjust the valuation allowance recorded against the deferred tax assets as required.

     Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative, research and development, other income and expense (including interest), and income taxes. The following tables summarize our net earnings and the earnings available to each fully diluted share of common stock:

	Three months ended March 31,
	(in thousands)
	2005	2004	Change	%
Net earnings	$1,444	$3,135	($1,691)	-54%
Earnings per diluted share	$0.08	$0.18	($0.10)	-56%

     Net earnings decreased to $0.08 per share on a diluted basis for the quarter ended March 31, 2005, compared to $0.18 per share for the first quarter of 2004. The decrease in earnings resulted primarily from a drop in net sales, an increase in total operating expense and the increase in the Company’s tax rate from 6.5% to 33.6% as discussed above. While management believes that tax rates and expense levels are likely to remain at current levels, we also expect that historic order and seasonal timing patterns indicate that sales, and hence, earnings, should increase over the remaining quarters of the year. This belief is further reinforced by the strength of our order backlog as described in the next section.

     Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The following tables summarize the year-over-year comparison of our Bookings (orders taken) and Backlog (orders to be shipped in future periods) for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2005	2004	Change	%
Bookings	$13,509	$11,330	$2,179	19%
Ending Backlog	$9,385	$4,550	$4,835	106%

     During the first quarter of 2005, bookings increased 19% compared to the first quarter of 2004. During the first quarter of 2004, we accelerated a shipment of $1.3 million order, originally scheduled for the second quarter of 2004, pursuant to a customer request. These two factors, coupled with a higher backlog at the beginning of 2005, resulted in an increase of order backlog from the end of the first quarter of 2004 to the end of the first quarter of 2005 of $106%. We believe that this order backlog is consistent with our sales budgets for the remainder of the year.

Liquidity and Capital Resources

     The Company had cash and cash equivalents totaling $43.7 million at March 31, 2005 compared to $39.3 million at December 31, 2004, an increase of $4.4 million compared to $32.9 million at the end of March 31, 2004. The primary factors in the increase were cash provided by financing activities of $3.1 million and cash provided by operating activities of $1.6 million.

Operating Activities:

     Net cash provided by operating activities for the first three months of 2005 was $1.6 million as compared to $1.5 million for the first three months of 2004. Net cash provided by operating activities primarily resulted from net earnings of $1.4 million, deferred income taxes of $598,000, a decrease in accounts receivable of $1.1 million and an increase in customer advanced payments of $496,000. This was offset by decreases in accrued expenses of $1.7 million an increase in inventory of $508,000 and an increase in prepaids and other assets of $302,000.

Investing Activities:

     Net cash used in investing activities for the first three months of 2005 was $307,000 as compared to $188,000 for the first three months of 2004. The decrease was due to capital expenditures of $321,000 offset by $14,000 of proceeds from disposal of assets.

Financing Activities:

     Net cash provided by financing activities for the first three months of 2005 was $3.1 million as compared to $1.5 million for the first three months of 2004. The increase was due to the exercise of stock options of $340,000 and redeemable warrants of $2.7 million.

     Contractual Obligations

     For a description of the Company’s Contractual Obligations and Commitments for the next five years and thereafter, see Item 7 in the Company’s Annual Report on Form 10-K. For a description of the Company’s Commitments for the next five years and thereafter, see Item 8, Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. There are no material changes to this information.

     Impact of Inflation

     We do not believe that inflation has had a material impact on revenues or expenses during the last quarter reported on herein. We do not expect that inflation will materially affect our business within the next year.

     Off Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements as defined by Regulation S-K 229.303(a)(4) promulgated under the Securities Exchange Act of 1934.

     Liquidity Analysis

     The Company maintains a credit arrangement with a bank for up to $15 million, based upon 75% of eligible accounts receivable, as defined plus cash. The amount of credit available to us under the credit agreement at March 31, 2004 was approximately $11.75 million. We paid approximately $50,000 for a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit. At March 31, 2005 and at December 31, 2004, we had no borrowings against the line of credit.

     The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at March 31, 2005. The credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

     Under this credit facility, we borrowed $5 million in the form of a term note with three year maturity on May 2, 2005. These funds will be used to provide working capital and to finance the planned acquisition of Xicom Technology. We borrowed these funds and simultaneously entered into an interest rate swap hedge agreement to establish a fixed 5.61% interest rate for the first 18 months of the loan. During the remaining term of the note, the interest rate will revert to LIBOR plus 150 basis points. There is no prepayment penalty associated with the note.

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

     After December 31, 2004 but prior to the expiration date of February 7, 2005, 310,571 of our redeemable common stock purchase warrants were exercised. We received proceeds of $2.7 million related to the exercises and have issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005. The warrants were issued as part of our 2000 secondary offering and were redeemable at $8.75 per share.

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

     In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS No. 123R to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt this revised SFAS effective January 1, 2006. The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. The impact of adoption SFAS 123R may be material to the Company’s results of operations.

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

     The Company is exposed to market risk on our financial instruments from changes in interest rates. As of March 31, 2005, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest swap hedging arrangement in order to fix the rate of interest on a term loan. The hedging arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the hedging agreement, the loan will revert to a variable interest rate as described above in Liquidity Analysis.

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

     On March 2, 2005 the Company entered into a definitive merger agreement to acquire Xicom Technology Inc (“Xicom”). Management anticipates that once the merger is consummated, certain controls and procedures within Xicom and Radyne ComStream will need to be evaluated and potentially modified to maintain effectiveness in light of the additional activity related to the integration and operation of Xicom.

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

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

Warrants

     After December 31, 2004 but prior to the expiration date of February 7, 2005, 310,571 of our redeemable common stock purchase warrants were exercised. We received proceeds of $2.7 million related to the exercises and have issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005. The warrants were issued as part of our 2000 secondary offering and were redeemable at $8.75 per share.

Issuer Purchases of Equity Securities

     On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of March 31, 2005, the Company has purchased 402,600 shares under the program at a total cost of $2.8 million. This program expires on June 3, 2005 and was the only repurchase program outstanding at March 31, 2005. The following chart provides detailed information on the program:

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
			part of a publicly	that may yet be
	Total number of	Average price paid	announced plan or	purchased under the
Period	shares purchased	per share	program	plan or program

Beginning dollar value available to repurchase shares as of June 4, 2004				$10,000,000

Total 2004 Purchases	402,600	$6.93	402,600	$7,209,000
January 1-31, 2005	—		—	$7,209,000
February 1-28, 2005	—		—	$7,209,000
March 1-31, 2005	—		—	$7,209,000

	402,600	$6.93	402,600

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

Dated: May 10, 2005

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