Form 10-Q
period 2005-06-30
RADYNE COMSTREAM INC
filed 2005-08-10
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to

Commission File Number 0-11685

Radyne Corporation
formerly Radyne Comstream, Inc.
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
Yes ☑ No ☐
     The number of shares of the registrant’s common stock, which were outstanding as of the close of business on August 1, 2005 was 16,952,902.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
Radyne Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,899	$39,300
Accounts receivable — trade, net of allowance for doubtful accounts of $818 and $350, respectively	17,141	9,728
Inventories	18,937	8,132
Deferred tax assets	3,481	2,218
Prepaid expenses and other assets	1,073	846

Total current assets	46,531	60,224

Goodwill	28,879	—
Intangibles	7,276	—
Deferred tax assets, net	1,928	3,445
Property and equipment, net	3,923	1,593
Other assets	282	154

Total Assets	$88,819	$65,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,437	$1,566
Accrued expenses	6,316	4,835
Customer advance payments	2,248	149
Bank loan	1,000	—
Income taxes payable	290	242

Total current liabilities	16,291	6,792

Bank loan, less current portion	4000	—
Long-term obligations	1,135	284
Accrued stock option compensation	141	146

Total liabilities	21,567	7,222

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 16,918,816 shares and 16,232,999 shares, respectively	17	16
Additional paid-in capital	59,983	54,414
Retained earnings	7,280	3,764
Other Comprehensive income (loss)	(28)	—

Total stockholders’ equity	67,252	58,194

Total Liabilities and Stockholders’ Equity	$88,819	$65,416

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$20,613	$12,020	$34,321	$27,093
Cost of sales	10,973	5,971	17,556	13,064

Gross profit	9,640	6,049	16,765	14,029

Operating expenses:
Selling, general and administrative	4,715	3,462	8,392	6,872
Research and development	1,832	1,258	3,330	2,554

Total operating expenses	6,547	4,720	11,722	9,426

Earnings from operations	3,093	1,329	5,043	4,603

Other (income) expense:
Interest expense	54	3	80	5
Interest and other income	(238)	(89)	(488)	(172)

Earnings before income taxes	3,277	1,415	5,451	4,770
Income tax expense	1,202	92	1,935	312

Net earnings	$2,075	$1,323	$3,516	$4,458

Earnings per share:
Basic	$0.12	$0.08	$0.21	$0.27

Diluted	$0.12	$0.08	$0.20	$0.26

Weighted average number of common shares outstanding:
Basic	16,727	16,476	16,601	16,410

Diluted	17,410	17,211	17,337	17,430

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$3,516	$4,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Leasehold impairment charge	—	135
Loss/(gain) on disposal of property and equipment	(21)	63
Decrease in allowance for doubtful accounts	(6)	(252)
Deferred income taxes	1,611	—
Depreciation and amortization	623	696
Tax benefit from disqualifying dispositions	116	500
Accrued stock option compensation	(5)	(24)
Increase (decrease) in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	(1,936)	2,287
Inventories	(339)	(1,747)
Prepaids and other assets	18	(420)
Accounts payable	(877)	(517)
Accrued expenses	(828)	(30)
Income taxes payable	(22)	(61)
Customer advance payments	277	(338)

Net cash provided by operating activities	(2,139)	4,750

Cash flows from investing activities:
Acquisition of Xicom, net of cash acquired	(43,346)	—
Capital expenditures	(652)	(475)
Proceeds from sales of property and equipment	26	—

Net cash used in investing activities	(43,972)	(475)

Cash flows from financing activities:
Net borrowing from notes payable	5,000	—
Exercise of stock options	449	1,417
Exercise of redeemable warrants	2,718	—
Net proceeds from sales of common stock to employees	274	230
Stock issuance costs	(4)	(6)
Principal payments on capital lease obligations	(4)	(11)

Net cash provided by financing activities	8,433	1,630

Effects of exchange rate changes on cash and cash equivalents	(1)	—

Net increase in cash and cash equivalents	(33,401)	5,905
Cash and cash equivalents, beginning of year	39,300	30,130

Cash and cash equivalents, end of quarter	$5,899	$36,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$80	$5

Cash paid for taxes	$231	$60

Non-cash investing activities:
Issuance of 219,708 shares of common stock in acquisition	$2,018	—

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Notes to Condensed Consolidated Financial Statements
(Information for June 30, 2005 and 2004 is Unaudited)
1) Basis of Presentation
The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of the Securities Exchange Commission (the “Commission”) Regulation S-X. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through our website found at www.radn.com in the Investor Info section.
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
2) Employee Stock Options
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
The Company applies APB 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net earnings:
As reported	$2,075	$1,323
Fair value of stock options, after taxes	(145)	(299)

Pro forma	$1,930	$1,024

Earnings per share:
Basic — as reported	$0.12	$0.08
Basic — pro forma	$0.12	$0.06

Diluted — as reported	$0.12	$0.08
Diluted — pro forma	$0.11	$0.06

	Six Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net earnings:
As reported	$3,516	$4,458
Fair value of stock options, after taxes	(371)	(622)

Pro forma	$3,145	$3,836

Earnings per share:
Basic — as reported	$0.21	$0.27
Basic — pro forma	$0.19	$0.23

Diluted — as reported	$0.20	$0.26
Diluted — pro forma	$0.18	$0.22
The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 59 percent - 80 percent, risk free interest rate of 3.5 percent — 4.25 percent and an expected life of four to five years. The per share weighted average fair value of stock options granted for the six months ended June 30,

2005 and 2004 were $4.05 and $6.04, respectively, using the Black-Scholes option-pricing model and the assumptions listed above. The pretax value of the fair value of the stock options for the six months ended June 30, 2005 and 2004 was $576,000 and $579,000, respectively. The after tax amounts differ mainly due to the change in effective tax rates as further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3) Earnings Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended June 30,
	(in thousands, except share and per share data)
	2005	2004
Numerator:
Net earnings	$2,075	$1,323

Denominator:
Weighted average common shares for basic earnings per share	16,727,408	16,475,517
Net effect of dilutive stock options and warrants	682,943	735,057

Weighted average common shares for diluted earnings per share	17,410,351	17,210,574

Basic earnings per share:
Net earnings per basic share	$0.12	$0.08

Diluted earnings per share:
Net earnings per diluted share	$0.12	$0.08

Options and warrants excluded from earnings per share due to anit-dilution:
Stock options with exercise price greater than the average market price	851	486
Common stock warrants with $8.75 exercise price	—	2,144

	Six Months Ended June 30,
	(in thousands, except share and per share data)
	2005	2004
Numerator:
Net earnings	$3,516	$4,458

Denominator:
Weighted average common shares for basic earnings per share	16,600,859	16,410,220
Net effect of dilutive stock options and warrants	735,764	1,019,523

Weighted average common shares for diluted earnings per share	17,336,623	17,429,743

Basic earnings per share:
Net earnings per basic share	$0.21	$0.27

Diluted earnings per share:
Net earnings per diluted share	$0.20	$0.26

Options and warrants excluded from earnings per share due to anit-dilution:
Stock options with exercise price greater than the average market price	551	389
Common stock warrants with $8.75 exercise price	—	2,144
4) Inventories

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials and components	$13,141	$5,659
Work-in-process	4,539	1,501
Finished goods	1,257	972

	$18,937	$8,132

5) Property and Equipment

	June 30, 2005	December 31, 2004
	(in thousands)
Machinery and equipment	$5,705	$4,498
Furniture and fixtures	936	1,463
Leasehold improvements	624	491
Demonstration units	1,835	1,113
Computers and software	1,831	795

	10,931	8,360

Less accumulated depreciation and amortization	(7,008)	(6,767)

	$3,923	$1,593

6) Accrued Expenses

	June 30, 2005	December 31, 2004
	(in thousands)
Wages, vacation and related payroll taxes	$2,551	$2,351
Professional fees	511	354
Warranty reserve	1,903	955
Restructuring costs	—	67
Commissions	358	489
Deferred rent	404	50
Other	588	569

	$6,316	$4,835

7) Concentrations of Risk
The Company had one customer which comprised 14% of total accounts receivable at June 30, 2005 and to 10% at December 31, 2004. We had no customer that amounted to 10% of revenue for the six months ended June 30, 2005 and June 30, 2004.
8) Acquisition — Business Combination
On May 27, 2005, the Company completed its acquisition of Xicom Technology, Inc (“Xicom”). The Company paid $37.7 million in cash, $2.0 million in shares (219,708 shares) and assumed $5.0 million in debt. The shares were valued at $9.18 per share, based on the average market price of two days prior and after the definitive agreement date. The original merger agreement called for $39.0 million in cash but there were audit adjustments that amounted to $1.3 million which reduced the cash paid. The purchase price recorded was calculated as follows:
Xicom Purchase Price
(in thousands)

Issuance of stock	$2,018
Acquisition costs	850
Cash	37,704
Assume debt	5,034

Total Purchase Price	$45,606
The purchase price was allocated as reflected below:
Purchase Allocation
(in thousands)

Cash	$242
Receivables	5,491
Other assets	108
Inventory	10,467
Prepaid expenses	271
Deferred tax benefit — current	1,357
Property and equipment	2,207
Deferred tax benefit - long term	(375)
Accounts payable	(5,748)
Accrued liabilities	(2,408)
Long term obligations, less current	(432)
Core technologies	4,920
Customer relationships	2,040
Covenant-not-to-compete	410
Customer advances	(1,823)

Excess of purchase price — Goodwill	$28,879
The following unaudited pro forma summary of condensed combined financial information presents the Company’s combined results of operations as if the acquisition of Xicom had occurred at the beginning of each period presented.
Six months ended June 30, 2005 and 2004
(in thousands, except per share data)

	2005	2004
Net sales	$47,384	$48,641
Operating expenses	$15,509	$15,280

Net income	$2,669	$3,755

Net income per share, basic	$0.16	$0.23
Net income per share, diluted	$0.15	$0.21
9) Segment Reporting
The Company has been organized into two operating segments, with the acquisition of Xicom: 1) satellite, microwave, television, and cable communications which represent Radyne and Tiernan brand products and 2) power amplifiers which are Xicom products. Each segment is organized and managed separately to make key decisions such as sales/marketing, product development and other key decisions. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available, about these two segments. The chief operating decision maker for the Company is the CEO.
Below are the results of operations from these two operating segments which are not necessarily presented in conformity with generally accepted accounting principles. For further discussion on the results refer to Management’s Discussion and Analysis.
Three months ended June 30, 2005
(in thousands)

	Radyne	Xicom	Total
Net sales	$15,657	$4,956	$20,613
Operating income	2,800	293	3,093
Interest (income)/expense	(168)	(16)	(184)

Income before income tax	$2,967	$310	$3,277

Depreciation and amortization	$220	$167	$387

Six months ended June 30, 2005
(in thousands)

	Radyne	Xicom	Total
Net sales	$29,365	$4,956	$34,321
Operating income	4,751	292	5,043
Interest (income)/expense	(392)	(16)	(408)

Income before income tax	$5,143	$308	$5,451

Depreciation and amortization	$456	$167	$623

Total assets	$75,975	$12,844	$88,819

10) Financial Instruments
On May 2, 2005 the Company entered into an interest rate swap hedge agreement to establish a fixed 5.61% interest rate on a $5 million term note for 18 months. During the remaining term of the note, the interest rate will revert to LIBOR plus 150 basis points. The net loss on the agreement was not material for the quarter ended June 30, 2005.
11) Foreign Currency Translation
Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses a local currency of British Pounds. Assets and liabilities are translated to U.S. dollars at the reporting period exchange rate, and the resulting gains and losses arising from the translation of net assets are recorded as other comprehensive income in equity on the Condensed Consolidated Balance Sheet. Elements of the consolidated statements of operations earnings are translated at average exchange rates in effect during the year and foreign currency transaction gains and losses are included in other expense/income, net in the Condensed Consolidated Statement of Operations.
12) Intangibles
The following intangible assets resulted from the acquisition of Xicom.

			Accumulated
	Amortization period	Cost	amortization	Net
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$41	$4,879
Customer Relationship	4	2,040	43	1,998
Covenant-not-to Compete	3	410	11	399

Goodwill		28,879	—	28,879

Total intangible assets and goodwill		$36,249	$95	$36,155
Amortization expense for the quarter ended June 30, 2005 was $95,000. Amortization expense for the remainder of 2005 will be $569,000, 2006—$1.1 million, 2007—$1.1 million, 2008—$1.0 million, 2009—$747,000, and thereafter—$2.7 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
     Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements. For other events they may affect the Company’s business please see Factors That May Affect Radyne’s Business and Future Results.
Overview
     On May 27, 2005, the Company completed its acquisition of Xicom. Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. The combination of Xicom’s amplifier products and RF technologies with the Company’s line of satellite modems and communications equipment makes the Company a full line supplier of satellite electronic systems.
     On June 1, 2005, the Company changed its name from Radyne ComStream Inc. to Radyne Corporation.
     The Company operates primarily in North America and is headquartered in Phoenix, Arizona; with manufacturing facilities in Phoenix, Arizona; and Santa Clara and San Diego, California. Additionally, sales offices are located in Boca Raton, Florida, Singapore, Beijing, Jakarta, and the United Kingdom. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro, Bangalore, Shanghai and Moscow. With the addition of Xicom’s 136 employees, the Company now employs 304 throughout the USA, Europe and Asia.
     The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, microwave and cable communication networks. The Phoenix facility designs and manufactures satellite and point-to-point modems and allied equipment under the Radyne name. The San Diego facility designs and manufactures audio and video encoders (HDTV and standard definition), satellite modems and Internet over satellite hardware through the Tiernan subsidiary. The Santa Clara facility, from newly acquired Xicom, designs and manufactures Solid State Power Amplifiers (SSPAs), Traveling Wave Tube Amplifiers (TWTAs), and Klystron Power Amplifiers (KPAs) and other RF products. Through its network of international offices and service centers, the Company serves customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government. The Company sells and distributes its products under the Radyne, Tiernan and Xicom brands.
     The following were some of the highlights and recent developments for the three months ended June 30, 2005:
•	71% increase in sales for the quarter. Sales amounted to $20.6 million for the second quarter 2005 versus $12.0 million second quarter 2004

•	The Company records ninth consecutive profitable quarter

•	Bookings (orders received) during the first six months of 2005 increased 68% over the equivalent period of 2004 ($22.3 million in 2005 compared to $13.3 million in 2004)
Additional information on these and other operating results are described in detail below.

Results of Operations
The results of operations include the newly acquired Xicom’s financial statements as of 28th of May, 2005.
     Sales. Net sales generally consist of sales of products, net of returns and allowances. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Sales	$20,613	$12,020	$8,593	71%
     For the three months ended June 30, 2005 as compared to three months ended June 30, 2004 our sales increased by 71%. The increase resulted from the addition of $5.0 million in sales from Xicom plus increased sales in the Company’s satellite modem and video broadcast products.

		Six months ended June 30,
		(in thousands)
	2005	2004	Change	%
Sales	$34,321	$27,093	$7,228	27%
     For the six months ended June 30, 2005 as compared to six months ended June 30, 2004 our sales increased by 27%. Increases in sales are attributable to continued growth of our new satellite modem and video broadcast products offset by a decrease in sales of our discontinued modems/switches. In addition, Xicom accounted for $5.0 million in additional sales during the first six months of 2005. Although continued receipt of new orders and seasonal patterns suggest that this sales growth may continue for the next two quarters, management remains cautious in its outlook for the remainder of the year.
     Cost of sales, gross profit and gross margin. Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, and quality assurance, depreciation of equipment and indirect manufacturing costs. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following tables summarize the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Cost of Sales	$10,973	$5,971	$5,002	84%
Gross Profit	$9,640	$6,049	$3,591	59%
Gross Margin %	47%	50%	-3%	N/A
     Second quarter 2005 gross profit increased 59% compared to the same quarter of 2004. The increase was largely due to the increase in sales as discussed above. Cost of Sales increased at a higher rate than sales, resulting in a reduction in Gross Margin. The increase in Cost of Sales and related decline in Gross Margin resulted from the addition of Xicom sales. Power amplifiers do not typically enjoy the same level of gross margin as do the remainder of the Company’s product line.

	Six months ended June 30,
	(in thousands)
	2005	2004	Change	%
Cost of Sales	$17,556	$13,064	$4,492	34%
Gross Profit	$16,765	$14,029	$2,736	20%
Gross Margin %	49%	52%	-3%	N/A
     For the first six months of 2005, compared to the first six months of 2004, Gross Profit increased 20%, Cost of Sales increased 34% while Gross Margin declined from 52% to 49%. These results reflect the increase in overall sales and the inclusion of Xicom’s sales at lower margins as discussed above. The reduction Gross Margin resulting from the new Xicom sales was somewhat offset by an increase in sales of satellite and broadcast products due to higher sales volumes and resultant broader application of manufacturing overheads. In future periods when Xicom’s sales are fully included, Management anticipates that consolidated gross margin will decline further.
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

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$4,715	$3,462	$1,253	36%
Percentage of sales	23%	29%	-6%	N/A
     Selling, general and administrative expenses for the second quarter of 2005 increased 36% from the prior period of 2004. The increase resulted, in part, from increases in professional services expenses related to the Company’s ongoing Sarbanes-Oxley compliance program ($478,000), increases in sales commissions related to the overall growth in sales ($140,000), increases in allowances for doubtful accounts as a result of bad debt recovery in 2004 ($82,000), recruiting ($69,000) and the addition of new expenses from Xicom ($636,000). This was partially offset by a reduction in expense from the Company’s withdrawal during 2004 from bidding for low margin system integration work ($152,000).

	Six months ended June 30,
	(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$8,392	$6,872	$1,520	22%
Percentage of sales	24%	25%	-1%	N/A
     Selling, general and administrative expenses for the first half of 2005 increased 22% from the prior period of 2004. As discussed above, the increase resulted, in part, from increases in professional services expenses related to the Company’s ongoing Sarbanes-Oxley compliance program ($689,000), increases in sales commissions ($324,000), recruiting ($96,000) and the addition of new expenses from Xicom ($636,000). This was partially offset by a reduction in expense from the Company’s withdrawal during 2004 from bidding for low margin system integration work ($225,000). Management believes that over the next three quarters, the Company will incur additional new expense to improve controls at Xicom and bring the subsidiary into Sarbanes-Oxley Section 404 compliance. As a percentage of sales, however, management believes that general and administrative expenses will remain lower than historic rates as the Company enjoys economies of scale resulting from the larger sales base that includes Xicom.
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, development materials and other product development expenses. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Research & development	$1,832	$1,258	$574	46%
Percentage of sales	9%	10%	-1%	N/A
     Total research and development expenses increased 46% during the second quarter of 2005 compared to the comparable period of 2004. This resulted from additional new product development in 2005 ($239,000) and the addition of research and development expense from Xicom ($335,000).

	Six months ended June 30,
	(in thousands)
	2005	2004	Change	%
Research & development	$3,330	$2,554	$776	30%
Percentage of sales	10%	9%	1%	N/A
     Total research and development expenses increased 30% during the first sixth months of 2005 compared to the comparable period of 2004. This resulted from additional new product development in 2005 ($507,000) and the addition of research and development expense from Xicom ($335,000). Management continues to believe that these new products support our strategy to invest in the Company’s future through research efforts that will result in new sales and returns to the Company well in excess of the current development expense.
     Income Taxes. Income tax expense consists of amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Income tax expense	$1,202	$92	$1,110	1207%
Percentage of sales	6%	1%	5%	N/A
     During the second quarter of 2005 our income tax expense increased compared to the equivalent period in 2004, as a result of an increase in taxable income and increase in our effective tax rate from 6.5% to 36.7%. The increase in taxable income resulted from the combination of increased sales and other factors described above. The increase in the tax rate resulted from the Company’s decision, at the end of the third quarter of 2004, to reduce our valuation allowance recorded against our deferred tax assets, which resulted from the carryforward of losses from previous years. In the third quarter 2004, we determined that based on six consecutive quarters of profitable operations plus a forecast of continued profitability such valuation allowance was no longer required.

	Six months ended June 30,
	(in thousands)
	2005	2004	Change	%
Income tax expense	$1,935	$312	$1,623	520%
Percentage of sales	6%	1%	5%	N/A
     During the first six months of 2005, our income tax expense increased compared to the equivalent period in 2004, as a result of an increase in our taxable income and an increase in our effective tax rate from 6.5% to 35.5%. The increase in taxable income resulted from the combination of increased sales and other factors described above. The increase in the tax rate resulted from the Company’s decision, at the end of the third quarter of 2004, to reduce our valuation allowance recorded against our deferred tax assets which resulted from the carryforward of losses from previous years. In the third quarter 2004, we determined that based on six consecutive quarters of profitable operations plus a forecast of continued profitability such valuation allowance was no longer required.
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
     Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative, research and development, other income and expense (including interest), and income taxes. The following tables summarize our net earnings and the earnings available to each fully diluted share of common stock:

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Net earnings	$2,075	$1,323	$752	57%
Diluted EPS	$0.12	$0.08	$0.04	50%
     Net earnings increased to $0.12 per fully diluted share for the quarter ended June 30, 2005, compared to $0.08 per share for the second quarter of 2004. The increase in earnings resulted primarily from an increase in net sales and other factors described above offset by the increase in the Company’s tax rate from 6.5% to 36.7% as discussed above.

	Six months ended June 30,
	(in thousands)
	2005	2004	Change	%
Net earnings	$3,516	$4,458	($ 942)	-21%
Diluted EPS	$0.20	$0.26	($0.06)	-23%
     Net earnings decreased to $0.20 per fully diluted share for the six months ended June 30, 2005, compared to $0.26 per share for the second quarter of 2004. The decrease in earnings per share resulted primarily from the change in the Company’s tax rate from 6.5% to 36.7% as discussed above. Management believes that the full inclusion of Xicom sales and expenses will result in increased growth in net earnings for the remainder of 2005. This belief is further reinforced by the strength of our order backlog as described in the next section.
     Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The following tables summarize the year-over-year comparison of our Bookings (orders taken) and Backlog (orders to be shipped in future periods) for the periods indicated:

	Three months ended June 30,
	(in thousands)
	2005	2004	Change	%
Bookings	$22,277	$13,257	$9,020	68%
Ending Backlog	$29,811	$5,787	$24,024	415%
     During the second quarter of 2005 compared to the second quarter of 2004, bookings increased 68%. The increase resulted from continued strong market reception of the Company’s new products and the addition of bookings from Xicom. Ending backlog increased primarily as a result of the addition of Xicom. We believe that this order backlog is consistent with our sales budgets for the remainder of the year.

	Six months ended June 30,
	(in thousands)
	2005	2004	Change	%
Bookings	$35,786	$24,587	$11,199	46%
Ending Backlog	$29,811	$5,787	$24,024	415%
     During the first six months of 2005, compared to the equivalent period of 2004, bookings increased 35%. The increase resulted from continued strong market reception of the Company’s new products and the addition of bookings from Xicom. Ending backlog increased primarily as a result of the addition of Xicom. We believe that this order backlog is consistent with our sales budgets for the remainder of the year.
Liquidity and Capital Resources
     The Company had cash and cash equivalents totaling $5.9 million at June 30, 2005 compared to $39.3 million at December 31, 2004, a decrease of $33.4 million. The primary factors in the decrease were the cash considerations paid in connection with the acquisition of Xicom and other investing activities ($44.0 million) offset by cash provided by financing activities of $8.4 million and cash provided by operating activities of $2.1 million.
Operating Activities:
     Net cash provided by operating activities for the first six months of 2005 was $2.1 million as compared to $4.8 million for the first six months of 2004. Net cash provided by operating activities primarily resulted from net earnings of $3.5 million, a increase in deferred income taxes of $1.6 million and depreciation of $623,000, offset by an increase in accounts receivable of $1.9 million, a decrease in accounts payable of $877,000 and a decrease in accrued expenses of $755,000.
Investing Activities:
     Net cash used in investing activities for the first six months of 2005 was $44.0 million as compared to $475,000 for the first six months of 2004. The change was due to the acquisition of Xicom ($43.3 million) and capital expenditures of $652,000 offset by $26,000 of proceeds from disposal of assets.
Financing Activities:
     Net cash provided by financing activities for the first six months of 2005 was $8.4 million as compared to $1.6 million for the first six months of 2004. The increase resulted from borrowing $5.0 million, the exercise of stock options and warrants of $3.2 million, and sales of stock to employees ($274,000).
Liquidity Analysis
     The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable, as defined, plus cash. The amount of credit available to us under the credit agreement at June 30, 2005 was approximately $10.0 million. We paid approximately $50,000 for a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.
     The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at June 30, 2005. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.
     Under this credit facility, we borrowed $5.0 million in the form of a term note with three year maturity on May 2, 2005. These funds were used to provide working capital and to finance the acquisition of Xicom. We borrowed these funds and simultaneously entered into an interest rate swap hedge agreement. See Notes to Condensed Consolidated Financial Statements (FN 10 — Financial Derivatives) for further detail.
     Contractual Obligations
     For a description of the Company’s Contractual Obligations and Commitments for the next five years and thereafter, see Item 7 in the Company’s Annual Report on Form 10-K. As part of the acquisition of Xicom, the Company leases a facility in Santa Clara, California. The facility is 47,480 square feet costing approximately $97,000 a month over 84 months. The lease was executed in April, 2000.
     Additionally, the Company leases approximately 26,000 square feet in San Diego for approximately $21,000 per month over 65 months. The lease was effective in March 2005.
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
     In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Commission amended the compliance date for SFAS No. 123R to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt this revised SFAS effective January 1, 2006. The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value equity-based payments. The impact of adoption SFAS 123R may be material to the Company’s results of operations.
Factors That May Affect Radyne’s Business and Future Results
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include:
•	our ability to successfully integrate acquisitions;

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	availability of future taxable income to be able to realize the deferred tax assets;

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	new accounting rules

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan; and

•	other “Risk Factors” set forth in Exhibit 99.1, which is an exhibit to the Annual Report on Form 10-K; and other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.
     We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or in public news releases. Such additional statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing.
     Statements in this Report on Form 10-Q, including those set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be considered “forward looking statements” within the meaning of Section 21E of the Securities Act of 1934.
     Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
     The Company is exposed to market risk on our financial instruments from changes in interest rates. As of June 30, 2005, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest swap hedging arrangement in order to fix the rate of interest on a term loan. The hedging arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the hedging agreement, the loan will revert to a variable interest rate as described above in Liquidity Analysis and Notes to Condensed Consolidated Financial Statements (FN 10 — Financial Derivatives).
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
     On May 27, 2005 the Company acquired Xicom. Certain disclosure controls and procedures within Xicom and the Company may need to be modified to maintain effectiveness in light of the additional activity related to the integration and operation of Xicom. Management will evaluate each modification as such integration activities are implemented.
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.
Part II
OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were 219,719 shares issued to the shareholders of Xicom common stock. These shares were valued at $9.186 each for a total value at issuance of $2,018,238.
Issuer Purchases of Equity Securities
     On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of June 3, 2005, the Company purchased 402,600 shares under the program at a total cost of $2.8 million. This program expired on June 3, 2005 and was the only repurchase program outstanding in the second quarter. The following chart provides detailed information on the program:

				Maximum number
			Total number of	(or approximate
			shares purchased	dollar value) of
	Total number		as part of a	shares that may yet
	of shares	Average price	publicly announced	be purchased under
Period	purchased	paid per share	plan or program	the plan or program

Beginning dollar value available to repurchase shares as of June 4, 2004				$10,000,000
Total 2004 Purchases	402,600	$6.93	402,600	$7,209,000
January 1-31, 2005	—		—	$7,209,000
February 1-28, 2005	—		—	$7,209,000
March 1-31, 2005	—		—	$7,209,000
April 1-31, 2005	—		—	$7,209,000
May 1-31, 2005	—		—	$7,209,000
June 1-30, 2005	—		—	$7,209,000

	402,600	$6.93	402,600

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 8, 2005, the Company held its 2005 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected to the Board of Directors Lee Yip Loi, Dennis W. Elliott, Michael A. Smith, Robert C. Fitting, and C.J. Waylan.
     The following table sets forth the number of votes cast for and the number of votes withheld with respect to the election of the Directors:

	Votes For	Votes Withheld

Election of Directors:
Lee Yip Loi	11,157,003	1,759,767
Dennis W. Elliott	12,488,286	428,484
Robert C. Fitting	12,484,786	431,984
Michael A. Smith	12,488,308	428,462
C.J. Waylan	12,488,206	428,564
Item 5. Other Information
Board of Directors Appointment — Compensation Committee
     On May 20, 2005, the Board of Directors considered and unanimously determined that Yip Loi Lee’s membership on the Compensation Committee fits within the “exceptional and limited circumstances” exception provided in Marktplace Rule 4350(c)(3)(C) and his membership is required and is in the best interest of the Company and its shareholders. NASDAQ had informed the Company that it was not fully compliant with NASDAQ Marketplace Rule 4350(c)(3) because Yip Loi Lee, whom the Company had determined was not an independent director as defined in Marketplace Rule 4200, had been appointed to the Compensation Committee prior to the Board’s determination.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE CORPORATION
By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2005

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