Form 10-Q
period 2005-09-30
RADYNE CORP
filed 2005-11-09
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number including area code: (602) 437-9620
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, that were outstanding as of the close of business on November 1, 2005 was 17,091,029.

RADYNE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Radyne Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$9,006	$39,300
Accounts receivable — trade, net of allowance for doubtful accounts of $809 and $350, respectively	18,940	9,728
Inventories	18,296	8,132
Deferred tax assets	3,465	2,218
Prepaid expenses and other assets	890	846

Total current assets	50,597	60,224

Goodwill	29,060	—
Intangibles	6,990	—
Deferred tax assets, net	950	3,445
Property and equipment, net	3,956	1,593
Other assets	305	154

Total Assets	$91,858	$65,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,579	$1,566
Accrued expenses	7,492	4,835
Customer advance payments	1,862	149
Bank loan	1,000	—
Income taxes payable	130	242

Total current liabilities	16,063	6,792

Bank loan, less current portion	3,750	—
Long-term obligations	923	284
Accrued stock option compensation	60	146

Total liabilities	20,796	7,222

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 17,053,181 shares and 16,232,999 shares, respectively	17	16
Additional paid-in capital	60,884	54,414
Retained earnings	10,160	3,764
Other comprehensive income	1	—

Total stockholders’ equity	71,062	58,194

Total Liabilities and Stockholders’ Equity	$91,858	$65,416

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$32,146	$12,707	$66,468	$39,800
Cost of sales	18,780	6,133	36,337	19,197

Gross profit	13,366	6,574	30,131	20,603

Operating expenses:
Selling, general and administrative	6,265	3,523	14,656	10,395
Research and development	2,727	1,411	6,058	3,964

Total operating expenses	8,992	4,934	20,714	14,359

Earnings from operations	4,374	1,640	9,417	6,244

Other (income) expense:
Interest expense	87	10	166	15
Interest and other income	(57)	(133)	(545)	(305)

Earnings before income taxes	4,344	1,763	9,796	6,534
Income tax expense (benefit)	1,464	(4,302)	3,399	(3,990)

Net earnings	$2,880	$6,065	$6,397	$10,524

Earnings per share:
Basic	$0.17	$0.37	$0.38	$0.64

Diluted	$0.16	$0.36	$0.36	$0.61

Weighted average number of common shares outstanding:
Basic	16,995	16,390	16,734	16,404

Diluted	17,927	16,911	17,533	17,159

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30
	2005	2004
Cash flows from operating activities:
Net earnings	$6,397	$10,524
Adjustments to reconcile net earnings to net cash provided by operating activities:
Leasehold impairment charge	—	135
Loss/(gain) on disposal of property and equipment	(63)	4
Decrease (increase) in allowance for doubtful accounts	50	(257)
Deferred income taxes	1,233	(4,127)
Depreciation and amortization	1,475	991
Tax benefit from disqualifying dispositions	566	80
Accrued stock option compensation	(87)	(59)
Increase (decrease) in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	(3,771)	1,556
Inventories	303	(1,181)
Prepaids and other assets	1,550	(207)
Accounts payable	(1,736)	(1,084)
Accrued expenses	159	450
Income taxes payable	(183)	(25)
Customer advance payments	(111)	(411)

Net cash provided by operating activities	5,782	6,389

Cash flows from investing activities:
Acquisition of Xicom, net of cash acquired	(43,526)	—
Capital expenditures	(1,268)	(671)
Proceeds from sales of property and equipment	86	120

Net cash used in investing activities	(44,708)	(551)

Cash flows from financing activities:
Net borrowing from notes payable	4,750	—
Repurchase of common stock	—	(2,350)
Exercise of stock options	895	1,530
Exercise of redeemable warrants	2,717	—
Net proceeds from sales of common stock to employees	274	230
Principal payments on capital lease obligations	(5)	(12)

Net cash provided by (used in) financing activities	8,631	(602)

Effects of exchange rate changes on cash and cash equivalents	1	—

Net increase in cash and cash equivalents	(30,294)	5,236
Cash and cash equivalents, beginning of year	39,300	30,130

Cash and cash equivalents, end of quarter	$9,006	$35,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$167	$15

Cash paid for taxes	$412	$81

Non-cash investing activities:
Issuance of 219,709 shares of common stock in acquisition	$2,018	$—

Recognition of deferred tax assets and increase to additional paid-in capital for tax benefits related to stock option exercises	$—	$1,613

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Notes to Condensed Consolidated Financial Statements
(Information for September 30, 2005 and 2004 is Unaudited)
1) Basis of Presentation
The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of the Securities Exchange Commission (the “Commission”) promulgated by Regulation S-X. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investor Info section.
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
2) Employee Stock Options
The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under SFAS 123, deferred compensation is recorded for the fair value of the stock option on the date of the option grant. The deferred compensation is amortized over the vesting period of the option.
The Company applies APB 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net earnings:
As reported	$2,880	$6,065
Fair value of stock options, after taxes	(588)	(515)

Pro forma	$2,292	$5,550

Earnings per share:
Basic — as reported	$0.17	$0.37
Basic — pro forma	$0.13	$0.34

Diluted — as reported	$0.16	$0.36
Diluted — pro forma	$0.13	$0.33

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net earnings:
As reported	$6,397	$10,524
Fair value of stock options, after taxes	(1,162)	(1,137)

Pro forma	$5,235	$9,387

Earnings per share:
Basic — as reported	$0.38	$0.64
Basic — pro forma	$0.31	$0.57

Diluted — as reported	$0.36	$0.61
Diluted — pro forma	$0.30	$0.55
The fair value of options granted was estimated on the date of grant with vesting periods ranging from one to three years using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 59 percent – 80 percent, risk free interest rate of 3.5 percent — 4.25 percent and an expected life of four to five years. The per share weighted average fair value of stock options granted for the nine months ended September 30, 2005 and 2004 were $4.67 and $4.75, respectively, using the Black-Scholes option-pricing model and the assumptions listed above. The pretax value of the fair value of the stock options for the nine months ended September 30, 2005 and 2004 was $1.8 million and $1.4 million, respectively. The after tax amounts differ mainly due to the change in effective tax rates as further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company has not yet established the method of accounting that will be used in regards to SFAS 123(R). The impact of SFAS 123(R) may be material to the Company’s financial statements. For further information on the potential impact to the Company, see Recent Accounting Pronouncements.
3) Earnings Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended September 30,
	(in thousands, except per share data)
	2005	2004
Numerator:
Net earnings	$2,880	$6,065

Denominator:
Weighted average common shares for basic earnings per share	16,995	16,390

Net effect of dilutive stock options and warrants	932	521

Weighted average common shares for diluted earnings per share	17,927	16,911

Basic earnings per share:
Net earnings per basic share	$0.17	$0.37

Diluted earnings per share:
Net earnings per diluted share	$0.16	$0.36

Options and warrants excluded from earnings per share due to anit-dilution:
Stock options with exercise price greater than the average market price	663	505
Common stock warrants with $8.75 exercise price	—	2,144

	Nine Months Ended September 30,
	(in thousands, except per share data)
	2005	2004
Numerator:
Net earnings	$6,397	$10,524

Denominator:
Weighted average common shares for basic earnings per share	16,734	16,404
Net effect of dilutive stock options and warrants	799	755

Weighted average common shares for diluted earnings per share	17,533	17,159

Basic earnings per share:
Net earnings per basic share	$0.38	$0.64

Diluted earnings per share:
Net earnings per diluted share	$0.36	$0.61

Options and warrants excluded from earnings per share due to anit-dilution:
Stock options with exercise price greater than the average market price	763	485
Common stock warrants with $8.75 exercise price	—	2,144
4) Inventories

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials and components	$12,565	$5,659
Work-in-process	4,384	1,501
Finished goods	1,347	972

	$18,296	$8,132

5) Property and Equipment

	September 30, 2005	December 31, 2004
	(in thousands)
Machinery and equipment	$6,165	$4,498
Furniture and fixtures	901	1,463
Leasehold improvements	644	491
Demonstration units	1,996	1,113
Computers and software	1,889	795

	11,595	8,360
Less accumulated depreciation and amortization	(7,639)	(6,767)

	$3,956	$1,593

6) Accrued Expenses

	September 30, 2005	December 31, 2004
	(in thousands)
Wages, vacation and related payroll taxes	$3,305	$2,351
Professional fees	595	354
Warranty reserve	1,957	955
Restructuring costs	—	67
Commissions	659	489
Deferred rent	477	50
Other	499	569

	$7,492	$4,835

7) Concentrations of Risk
The Company did not have a customer that amounted to 10% of total accounts receivable at September 30, 2005 and at December 31, 2004. We had one customer that amounted to 12% of revenue for the nine month period ended September 30, 2005 and none for the nine month period ended September 30, 2004. For the three month period ended September 30, 2005, the Company had one customer that amounted to 14% of revenue and there was no customer for the three month period ended September 30, 2004.
8) Acquisition — Business Combination
The Company paid approximately $37.7 million in cash, $2.0 million in shares (219,708 shares) and assumed $5.0 million in debt for Xicom Technology, Inc. in May of 2005. The purchase price has increased over the quarter due to additional acquisition cost which is reflected in an increase to goodwill.

The purchase price recorded was calculated as follows:
Xicom Purchase Price
(in thousands)

Issuance of stock	$2,018
Acquisition costs	1,081
Cash	37,704
Assumed debt	5,034

Total Purchase Price	$45,837
The following unaudited pro forma summary of condensed combined financial information presents the Company’s combined results of operations as if the acquisition of Xicom had occurred at the beginning of each period presented.
Three months ended September 30, 2005 and 2004
(in thousands, except per share data)

	2005	2004
Net sales	$29,819	$24,333
Net income	$2,432	$6,156

Net income per share, basic	$0.14	$0.37
Net income per share, diluted	$0.14	$0.36
Nine months ended September 30, 2005 and 2004
(in thousands, except per share data)

	2005	2004
Net sales	$77,203	$72,974
Net income	$4,831	$10,208

Net income per share, basic	$0.29	$0.61
Net income per share, diluted	$0.27	$0.59
Pro forma amounts for the three and nine months-ended September 30, 2004 and 2005 have been computed from the unaudited Radyne condensed consolidated statement of income for the three and nine months-ended September 30, 2004 and 2005 combined with the unaudited results of operations for Xicom for the three and nine months-ended June 30, 2004 and 2005.
9) Segment Reporting
With the acquisition of Xicom the Company has been organized into two operating segments: 1) satellite, microwave, television, and cable communications which represent Radyne and Tiernan brand products and 2) power amplifiers which are Xicom products. Each segment is organized and managed separately for the purposes of making key decisions such as sales/marketing, product development and capital allocation. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available, about these two segments. The chief operating decision maker for the Company is the CEO.
Below are the results of operations from these two operating segments. A comparable period is not shown because prior to the acquisition the Company operated as a single operating segment. For further discussion of these results of Financial Condition and Results of Operations, refer to Item 2. Management’s Discussion and Analysis.
Three months ended September 30, 2005
(in thousands)

	Radyne	Xicom	Unallocated	Total

Net sales	$18,748	$13,555	$(157)	$32,146
Operating income	7,048	766	(3,440)	4,374
Interest expense, net	—	—	30	30

Income before income tax	$7,048	$766	$(3,470)	$4,344

Depreciation and amortization	$228	$617	$—	$845

Nine months ended September 30, 2005
(in thousands)

	Radyne	Xicom	Unallocated	Total

Net sales	$48,113	$18,556	$(201)	$66,468
Operating income	18,100	1,058	(9,741)	9,417
Interest (income), net	—	(16)	(363)	(379)

Income before income tax	$18,100	$1,074	$(9,378)	$9,796

Depreciation and amortization	$684	$788	$—	$1,472

Total assets	$79,491	$12,367	$—	$91,858

10) Financial Instruments
The Company currently has an outstanding balance on a note payable of $4.75 million with a remaining term of approximately 31 months. The Company made a principal payment of $250,000 during the quarter. The Company has an interest rate swap agreement to establish a fixed 5.61% interest rate on the term note for 18 months. The swap agreement has 13 months remaining. On expiration of the swap, the interest rate will revert to LIBOR plus 150 basis points. The fair value adjustment for the swap was not material for the three and nine months ended September 30, 2005.
11) Foreign Currency Translation
Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses Great Britain Pounds as its functional currency. Assets and liabilities are translated to U.S. dollars at the reporting period exchange rate, and the resulting gains and losses arising from the translation of net assets are recorded as other comprehensive income in equity on the Condensed Consolidated Balance Sheet. Elements of the consolidated statements of operations are translated at average exchange rates in effect during the period and foreign currency transaction gains and losses are included in the Condensed Consolidated Statements of Operations.
12) Intangibles
Goodwill increased over the quarter due to acquisition costs related to the Xicom acquisition, which were not recognized in prior periods. The Company has until one year after the acquisition date to adjust the purchase price for acquisition costs that become evident after closing.
The Company contracted with a third party valuation expert to assist in the valuation of the tangible and intangible assets of Xicom and we believe the valuation accurately reflects the value of assets acquired on the acquisition date. The following intangible assets, for the three month period ended September 30, 2005, resulted from the valuation of the assets acquired in the Xicom merger.

	Amortization		Accumulated
(in thousands)	period — years	Cost	amortization	Net

Intangible assets subject to amortization:
Core Technologies	10	$4,920	$164	$4,756
Customer Relationship	4	2,040	170	1,870
Covenant-not-to Compete	3	410	46	364

Goodwill		29,060	—	29,060

Total intangible assets and goodwill		$36,430	$380	$36,050
Amortization expenses for the current quarter and the period from acquisition (May 2005) to September 30, 2005 were $285,000 and $380,000 respectively. Amortization expense for 2005 is expected to be $665,000, 2006 — $1.1 million, 2007 — $1.1 million, 2008 — $1.0, 2009 — $790,000, and thereafter — $2.7 million.
(13) Income Taxes
During the three months ended September 30, 2005, the Company booked tax expense of $1.5 million compared to a tax benefit of $(4.3) million during the same period of 2004. In the nine month period, the Company recorded tax expenses of $3.4 million compared to a tax benefit of $(4.0) million during the year to date period in 2004.
The variances were mainly due to the Company’s decision, during the quarter ended September 30, 2004, to reduce the valuation allowance related to its deferred tax assets. The reduction in the valuation allowance resulted in an income tax benefit of $4,127,000 and an increase in additional paid-in capital of $1,613,000 for the tax benefit related to stock option exercises. Management believed and continues to believe that it is more likely than not that current and projected profits support the recognition of the deferred tax assets and the reduction of the valuation allowance.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
     Except for the historical information contained herein, the following discussion includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,“ “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements. For other events they may affect the Company’s business, please see Factors That May Affect Radyne’s Business and Future Results.
Overview
     The Company operates primarily in North America and is headquartered in Phoenix, Arizona; with manufacturing facilities in Phoenix, Arizona; and Santa Clara and San Diego, California. Additionally, sales offices are located in Boca Raton, Florida, Singapore, Beijing, Jakarta, and the United Kingdom. The Company also contracts with representatives that provide sales and/or service centers in Rio de Janeiro, Bangalore, Shanghai and Moscow. The Company employs 315 people throughout the USA, Europe and Asia.
     The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, over-the-horizon (troposcatter), microwave and cable communication networks. The Phoenix facility designs and manufactures satellite, troposcatter, and point-to-point modems and allied equipment under the Radyne brand name. The San Diego facility designs and manufactures audio and video (HDTV and standard definition) encoders and decoders, satellite modems and Internet over satellite hardware under the Tiernan brand. The Santa Clara facility, designs and manufactures Solid State Power Amplifiers (SSPAs), Traveling Wave Tube Amplifiers (TWTAs), and Klystron Power Amplifiers (KPAs) and other Radio Frequency (RF) products under the Xicom brand name. Through its network of international offices and service centers, the Company serves customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the United States government.
     The following were some of the highlights and recent developments for the three months ended September 30, 2005:
•	The Company recorded its tenth consecutive profitable quarter.

•	For the quarter, the Company reported record sales of $32.1 million or 153% increase from the prior year quarter.

•	Bookings (orders received) also were at a record high during the first nine months of 2005, an increase of 192% over the equivalent period of 2004 ($36.3 million in 2005 compared to $12.5 million in 2004).

•	Earnings for the quarter were $2.9 million or $0.16 per fully diluted share.
Additional information on these and other operating results are described in detail below.
Results of Operations
The results of operations include those of Xicom which was acquired on May 27th , 2005.
     Sales. Net sales generally consist of sales of products, net of returns and allowances. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Sales	$32,146	$12,707	$19,439	153%
     For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our sales increased by 153%. The increase resulted from the addition of Xicom ($13.6 million) plus a net increase in sales of the Company’s satellite products ($5.8 million).

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Sales	$66,468	$39,800	$26,668	67%

     For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our sales increased by 67%. Increases in sales were attributable to continued growth of our new satellite modem and video broadcast products ($8.2 million, net) and the acquisition of Xicom ($18.6 million).
     For the quarter and nine months year-to-date, the growth in satellite equipment sales resulted from growth in market demand, increased purchases from the US government and the introduction of new products. Although market demand trends are difficult to forecast, historic seasonal patterns and current sales backlog (see below) suggest that sales will remain at, or above, current levels through the remainder of the year. However, there is no assurance that future sales targets will be achieved.
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

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Cost of Sales	$18,780	$6,133	$12,647	206%
Gross Profit	$13,366	$6,574	$6,792	103%
Gross Margin %	42%	52%	-10%
     Gross profit increased 103% compared to the same quarter of 2004. The increase was mainly due to the record sales from the Radyne business for the quarter and the additional sales from Xicom. The increase in cost of sales and related decline in gross margin resulted primarily from Xicom sales, which do not have the same level of margins as the Radyne and Tiernan products.

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Cost of Sales	$36,337	$19,197	$17,140	89%
Gross Profit	$30,131	$20,603	$9,528	46%
Gross Margin %	45%	52%	-7%
     For the first nine months of 2005, compared to the first nine months of 2004, gross profit increased 46%, cost of sales increased 89% while gross margin declined from 52% to 45%. The decline in margin is primarily due to the dilutive effect of Xicom’s lower margins, as discussed above.
     Management believes that the third quarter gross margins are representative of expected results in the future as potential improvements in Xicom margins may be offset by declines in satellite equipment margins resulting from recent large orders that are expected to ship during the last quarter of 2005. However, there can be no assurance that margins will remain at or above any level because other issues (such as pricing pressures, manufacturing efficiencies and other factors) could cause margins to be significantly reduced in future periods. During 2006, the implementation of SFAS-123(R) Share-Based Payments may have the effect of recognizing additional equity compensation expense that is likely to increase cost of sales and decrease gross profits and gross margins See Recent Accounting Pronouncements below.
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

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$6,265	$3,523	$2,742	78%
Percentage of sales	19%	28%	-9%
     Selling, general and administrative expenses for the third quarter of 2005 increased 78% from the prior period of 2004. The increase resulted, in part, from increases in employee incentive expense ($566,000) and the inclusion of Xicom ($2.1 million).

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$14,656	$10,395	$4,261	41%
Percentage of sales	22%	26%	-4%
     Selling, general and administrative expenses for the first nine months of 2005 increased 41% from the equivalent period of 2004. The nine-month period the expense increase resulted, in part, from additional professional service expense ($701,000) related to the Company’s ongoing Sarbanes-Oxley (SOX) compliance program, increases in employee incentive expense ($398,000), increased commissions ($363,000), and Xicom expenses ($2.7 million).

     Management believes the company will continue to incur additional expense as we work to obtain Xicom Sarbanes-Oxley Section 404 compliance. For the remainder of 2005, management believes that general and administrative expenses as a percentage of sales will trend lower as the Company enjoys economies of scale resulting from the larger sales base from the Xicom acquisition. Further, during 2004, the costs of compliance were concentrated in the fourth quarter. During 2005, management believes that the timing of the recognition of these expenses will not be as concentrated in the last quarter. During 2006, the implementation of SFAS-123(R) Share-Based Payments may have the effect of recognizing additional equity compensation expense that is likely to increase selling, general and administrative expense See Recent Accounting Pronouncements below
     Research and development. Research and development expenses consist primarily of salaries and personnel-related costs, development materials, and new and ongoing product development expenses. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Research and development	$2,727	$1,411	$1,316	93%
Percentage of sales	8%	11%	-3%
     Total research and development expenses increased 93% during the third quarter of 2005 compared to the comparable period of 2004. The increase is primarily due to new product development (including continued developmental costs for the troposcatter modem, a new HDTV decoder, a new audio broadcast receiver and additional enhancements to legacy Radyne products) and the addition of Xicom research and development expenses during the period.

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Research and development	$6,058	$3,964	$2,094	53%
Percentage of sales	9%	10%	-1%
     Total research and development expenses increased 53% during the first nine months of 2005 compared to the comparable period of 2004. This resulted from additional new product development (including the troposcatter modem, a new HDTV decoder and a new audio broadcast receiver) described above ($1.8 million) and the addition of research and development expense from Xicom ($1.4 million).
     These new product expenses are consistent with our strategy to invest in the Company’s future through research efforts that will result in new sales and returns to the Company well in excess of the current development expense. However, there can be no assurance that research efforts will result in new products that will be accepted by the market we address or, if accepted, that the profits on sales of the new products will be sufficient to cover costs expended. During 2006, the implementation of SFAS-123(R) Share-Based Payments may have the effect of recognizing additional equity compensation expense that is likely to increase research and development expense. See Recent Accounting Pronouncements below.
     Income Taxes. Income tax expense (benefit) consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Income taxes	$1,464	($4,302)	$5,766
Percentage of sales	5%	-34%	-39%
     During the third quarter of 2005 our income tax expense increased compared to the equivalent period in 2004, as a result of an increase in taxable income and an increase in our expected effective tax rate from (244%) to 33.7%. The increase in taxable income resulted from the combination of increased sales and other factors described above. The increase in the tax rate resulted from the Company’s decision, at the end of the third quarter of 2004, to reduce our valuation allowance recorded against our deferred tax assets, which resulted primarily from the carryforward of losses from previous years. In the third quarter 2004, we determined that based on sustained prior profitable operations plus a forecast of continued profitability such valuation allowance was no longer required.

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Income taxes	$3,399	($3,990)	$7,389
Percentage of sales	5%	-10%	15%
     During the first nine months of 2005, our income tax expense increased compared to the equivalent period in 2004, as a result of an increase in our taxable income and an increase in our expected effective tax rate from (61.1%) to 34.7%. The increase in taxable income resulted from the combination of increased sales and other factors described above. The increase in the tax rate resulted from the Company’s decision, at the end of the third quarter of 2004, to reduce our valuation allowance recorded against our deferred tax assets as described above.
     Management continues to believe that it is more likely than not that the deferred tax assets will be realized through the generation of future taxable income. Ultimate realization of any or all of the deferred tax assets is not assured due to significant uncertainties associated with estimates of future taxable income during the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. Management will continue to evaluate the recoverability of the deferred tax assets and will adjust the valuation allowance recorded against the deferred tax assets as required. Management believes that, assuming the Company achieves current forecasts, the current tax rate is indicative of the tax rate for the remainder of the year.
     Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative, research and development, other income and expense (including interest), and income taxes. The following tables summarize our net earnings and the earnings available to each fully diluted share of common stock:

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Net earnings	$2,880	$6,065	($3,185)	-53%
Diluted EPS	$0.16	$0.36	($0.20)	-55%
     Net earnings per fully diluted share decreased by 55% to $0.16 per fully diluted share for the quarter ended September 30, 2005 compared to $0.36 per fully diluted share for the quarter ended September 30, 2004. The decrease in earnings resulted primarily from a tax benefit taken in the third quarter of 2004 of $4.3 million and discussed above in Income Taxes.

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Net earnings	$6,397	$10,524	($4,127)	-39%
Diluted EPS	$0.36	$0.61	($0.25)	-41%
     Net earnings per fully diluted share decreased to $0.36 per fully diluted share for the nine months ended September 30, 2005, compared to $0.61 per share for the third quarter of 2004. The decrease in earnings resulted primarily from a tax benefit taken in the third quarter of 2004 of $4.3 million and discussed above in Income Taxes.
     Although the effect of the 2004 tax benefit will result in reduced net earnings for 2005, management believes that the Company will continue to report profits from operations for the near future. The Company believes that current sales and expenses levels coupled with the addition of Xicom should result in profit levels at least equal to current performance. However, there is no assurance that profits will be produced in future periods.
     Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The following tables summarize the year-over-year comparison of our Bookings (orders taken) and Backlog (orders to be shipped in future periods) for the periods indicated:

	Three months ended September 30,
		(in thousands)
	2005	2004	Change	%
Bookings	$36,332	$12,462	$23,870	192%
Ending Backlog	$33,998	$5,542	$28,456	513%
     During the third quarter of 2005 compared to the third quarter of 2004, bookings increased 192%. The increase resulted from continued market growth, strong acceptance of the Company’s new products, growth in US government sales (a total of $8.6 million) and the addition of bookings from Xicom ($15.3 million). Ending backlog increased primarily because of the addition of Xicom ($18.3 million) and increased orders for satellite equipment as described in the previous sentence.

	Nine months ended September 30,
		(in thousands)
	2005	2004	Change	%
Bookings	$72,237	$37,049	$35,188	95%
Ending Backlog	$33,998	$5,542	$28,456	513%
     During the first nine months of 2005, compared to the equivalent period of 2004, bookings increased 95%. The increase resulted from continued market growth, strong acceptance of the Company’s new products, growth in US government sales described in the previous paragraph ($17.2 million) and the addition of bookings from Xicom ($18.0 million). Ending backlog increased primarily as a result of the acquisition of Xicom ($18.3 million) and improved satellite equipment orders ($10.2 million). We believe that this order backlog is consistent with our sales budgets for the remainder of the year. Typically, both bookings and backlog drop, due to seasonal variations, at the end of the fourth and first quarters.
Liquidity and Capital Resources
     The Company had cash and cash equivalents totaling $9.0 million at September 30, 2005 compared to $39.3 million at December 31, 2004, a decrease of $30.3 million. The primary factor in the decrease was the cash consideration paid in connection with the acquisition of Xicom and other investing activities ($44.7 million), offset by cash provided by financing activities of $8.6 million and cash provided by operating activities of $5.8 million.
Operating Activities:
     Net cash provided by operating activities for the nine months of 2005 was $5.8 million as compared to $6.4 million for the nine months of 2004. Net cash provided by operating activities primarily resulted from net earnings of $6.4 million, depreciation and amortization of $1.5 million and deferred income taxes of $1.2 million, offset by an increase in accounts receivable of $3.8 million, a decrease in accounts payable of $1.7 and a decrease in prepaid expenses and other current assets of $1.6 million.
Investing Activities:
     Net cash used in investing activities for the nine months of 2005 was $44.7 million as compared to $551,000 for the nine months of 2004. The change was due to the acquisition of Xicom ($43.5 million) and capital expenditures of $1.3 million offset by $86,000 of proceeds from disposal of assets.
Financing Activities:
     Net cash provided by financing activities for the nine months of 2005 was $8.6 million as compared to $(602,000) for the nine months of 2004. The increase resulted from net borrowings of $4.8 million, the exercise of stock options for $895,000 and warrants of $2.7 million, and sales of stock to employees ($274,000).
Liquidity Analysis
     The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available to us under the credit agreement at September 30, 2005 was approximately $10.3. The Company paid approximately $50,000 representing a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.
     The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at September 30, 2005. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.
     Under this credit facility, we borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. These funds were used to provide working capital and to finance the acquisition of Xicom. We borrowed these funds and simultaneously entered into an interest rate swap agreement. During the quarter, the Company made payments in the amount of $250,000. See Notes to Condensed Consolidated Financial Statements (note 10 — Financial Instruments) for further detail.
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. SFAS 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. We currently believe that the adoption of SFAS 151 will not have a material impact on our consolidated financial statements.
     In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Commission amended the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt this revised SFAS 123(R) effective January 1, 2006. The impact of adoption SFAS 123(R) may be material to the Company’s results of operations.
     The Company is currently evaluating how it will adopt SFAS No. 123(R) and has not determined the method it will use to value equity-based payments. The Company is considering the use of alternative forms of equity compensation including equity grants and use of restricted stock units. Management believes the use of certain alternatives would reduce the need to analyze and calculate option valuations through the use of models such as Lattice or Black-Scholes. Rather, outright stock grants, for instance, would be valued at the actual market value of the Company’s common stock on the date of grant or employee acceptance. In any case, assuming the Company continues to grant equity based compensation, the net effect will be to reduce future net earnings.
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
•	our ability to successfully integrate acquisitions, including, in particular, the Xicom acquisition;

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	the potential effects of an earthquake or other natural disaster at our manufacturing facilities;

•	availability of future taxable income to be able to realize the deferred tax assets;

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	new accounting rules;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital;

•	our level of success in effectuating our strategic plan; and

•	other “Risk Factors” set forth in Exhibit 99.1, which is an exhibit to the Annual Report on Form 10-K; and other factors that the Company is currently unable to identify or quantify, but may arise or become known in the future.
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
     Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not undertake, and we specifically disclaim any obligation, to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
     The Company is exposed to market risk on our financial instruments from changes in interest rates. As of September 30, 2005, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest swap arrangement in order to fix the rate of interest on a term loan. The arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the swap agreement, the loan will revert to a variable interest rate as described above in Liquidity Analysis and Notes to Condensed Consolidated Financial Statements (note 10 — Financial Instruments).
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
     On May 27, 2005, the Company acquired Xicom Technology, Inc. Certain disclosure controls and procedures within Xicom may need to be modified to maintain effectiveness. Management will evaluate each modification as the integration of Xicom into Radyne’s operations continues.
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective.
     During the quarterly period ended September 30, 2005, the Company filed a Current Report on Form 8-K/A two days late in order to accurately determine a deferred tax asset related to the Xicom acquisition. The Company also filed a Form 12B-25 — Notice of Late Filing for its second quarter Form 10-Q.

This was due to complexities in the purchase accounting related to the Xicom acquisition.
     There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Sales of Equity Securities
     None.
Issuer Purchases of Equity Securities
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE CORPORATION

By:	/s/ Malcolm C. Persen

Malcolm C. Persen, Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 9th, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1*	Lease Agreement dated April 7th, 2000 by Xicom Technology, Inc. and Mission West Properties L.P. III.

10.2*	Lease Agreement dated November 8th, 2004 by Radyne ComStream and RREEF AMERICA REIT II CORP., JJ.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith