Form 10-K
period 2005-12-31
RADYNE CORP
filed 2006-03-16
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $119 million computed by reference to the closing price of the stock on the NASDAQ National Market on June 30, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of the registrant’s common stock, that were outstanding as of the close of business on March 1, 2006 was 17,600,345.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Annual Meeting of Stockholders to be held on June 7, 2006 at 2 p.m. in the Phoenix office.

Part I
Item 1. Business
Development of Business
History of Business
     Radyne Corporation (“Company”) was formed in 1980 as a corporation under the laws of the state of New York. In 1995, a new management team moved the Company to Arizona. The Company reincorporated in Delaware in July 2000. The Company completed the following acquisitions of complimentary business lines; ComStream Corp of San Diego, CA in 1998, Armer Communications of Chandler, AZ in 2000, the assets of Tiernan Communications of San Diego, CA in 2001 and in May of 2005 Xicom Technology, Inc. of Santa Clara, CA.
Recent Acquisition
     The Company acquired Xicom Technology, Inc. (“Xicom”) on May 27, 2005. Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. Xicom’s Solid State Power Amplifiers (“SSPA”), Traveling Wave Tube Amplifiers (“TWTA”), and Klystron Tube Amplifiers (“KTA”) are used in commercial and military satellite communications terminals throughout the world. Xicom High Power Amplifiers (“HPA”) provide power levels vital to satellite communications in fixed, satellite news gathering (“SNG”), flyaway, mobile, shipboard, and airborne platforms. The combination of Xicom’s amplifier products and RF technologies with Radyne’s line of satellite modems and other satellite communications equipment make the Company a full line supplier of satellite electronic systems. Xicom operates as a subsidiary of the Company from its current facilities based in Santa Clara, California.
Current Business
     The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, microwave and cable communication networks. The Company’s products are used in applications for telephone (land line and mobile), data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through its Tiernan subsidiary, the Company is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and San Diego and Santa Clara, California, and sales or service centers in Manassas, Virginia; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; the United Kingdom; Norway; and Russia. We serve customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television, and the United States government.
Our products have or will be utilized in major communication systems worldwide, including the following:
➢	Satellite modems used as the backbone for major U.S. Department of Defense and Homeland Security communications systems

➢	HDTV encoders and decoders for a major American television network for use during their coverage of the 2008 Olympics in Beijing and the National Basketball Association

➢	Satellite backhaul systems for GSM mobile phone providers in India and China

➢	Tri-band satellite amplifiers for a major U.S. satellite communications integrator that is used in a mobile satellite program for the U.S. military

➢	DMD20 satellite modem, frequency converters, and redundancy switches for a large expansion project by a leading telecom providers in the Asia Pacific region

➢	Major expansion of U.S. government satellite monitoring network.

➢	DataPath, a premier U.S. government supplier, with DMD20s to use in its DKET and TRACKX products

➢	Solid-State-Block-Upconverters for major U.S. satellite communications integrator

➢	Satellite products for disaster recovery projects including the Hurricane Katrina recovery effort
Financial Information about Segments
The Company has been organized into two operating segments: 1) Satellite Electronics and Broadcast Equipment, which provides Radyne and Tiernan brand products to satellite, microwave, television, and cable communications customers, and 2) Amplifiers, which provides Xicom products. Each segment is organized and managed separately to make key decisions such as sales/marketing and product development. Please refer to note 12 — Segment Reporting in the consolidated financial statements for additional segment reporting information and financial data.
Description of Business
Industry Overview
Satellite technology is a key element in the worldwide infrastructure of communications systems. Satellites enable communications service where there is no suitable alternative available or to supplement existing inadequate service. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks can be rapidly installed, upgraded, and reconfigured as compared with land-based networks, which require rights-of-way and are expensive and time consuming to install and upgrade.
Satellite communication systems consist of two key segments: satellites (the “space segment”) and ground-based transmission/reception systems (the “ground segment”). The space segment consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground segment, the segment of the industry within which the Company operates, consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, amplifiers, satellite modems, frequency converters, redundancy switches and voice, data, and/or video network interface equipment. Earth stations provide a communications link from the content originator to the end user either directly or through land-based networks.
The ground segment consists of multiple applications in which the Company operates. The three principal categories of satellite communication applications are fixed satellite services, mobile satellite services, and direct broadcast services.
➢	Fixed Satellite. Fixed satellite services provides point-to-point and point-to-multipoint satellite communication of voice, data, and video between fixed ground-based earth stations. The introduction of high-power satellites has created new opportunities within the fixed satellite services segment by enabling the use of smaller, less costly earth stations for applications such as corporate data networks, Intranet access, and rural telephony.

➢	Mobile Satellite. Mobile satellite services operate between fixed earth stations and mobile earth stations, or terminals. These services provide mobile voice and data transmission capability on land, sea, and air. New mobile satellite services are being developed to bring more extensive coverage and circuit reliability for mobile telephone and data services to underserved populations throughout the world. Further, there is increased demand for “live” origination of broadcast television programming, such as live coverage of news, sports or cultural events that employ mobile satellite services for transmission from the venue to television studios.

➢	Direct Broadcast. Direct broadcast services provide a direct transmission link from high-power satellites to customers over a wide geographic area. This includes direct-to-home television and radio services, distribution of television and radio programming to local affiliates direct broadcast data services, and Internet access.
Industry Growth and Market Opportunity
We believe that demand for satellite system ground-based equipment has been and will continue to be driven by:
Worldwide Demand for Communications Services. Factors contributing to the demand for communications services include worldwide economic development and the increasing globalization of commerce. Businesses have a need for higher bandwidth services to communicate with their customers and employees around the world and are increasingly reliant upon Internet and multimedia applications. We expect demand for these kinds of higher bandwidth services to continue to grow in both developed and developing countries.

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
Deregulation and Privatization. Many developing countries that had previously not committed significant resources to or placed a high priority on developing and upgrading their communications systems are now doing so, primarily through deregulation and privatization. A significant number of these countries do not have the resources, or have large geographic areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite communications services systems to meet the growing demand for communications services in these countries.
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
Government and Military. Satellites allow the military to have instant secure communications when deploying rapidly to troubled parts of the world and further support the infrastructure necessary for military tactical deployments. The U.S. government provides a significant market opportunity for satellite equipment manufacturers as government policies encourage the use of commercial “off-the-shelf” components whenever feasible. This provides us with the opportunity to configure our standard products for a sizable customer that is likely to provide consistent business.
Television Video Distribution. Compressed HDTV digital video is a recently developed technology that has the potential to provide significant new market growth. The development of digital compression technology preserves the quality of TV signals and allows the transmission of television signals via satellite, point-to-point or fiber in a smaller bandwidth than is currently possible through alternative technologies. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services. The increased compression allows broadcasters to increase their channel offering with existing allocated spectrum. New HDTV content provides new opportunities for additional network and local programming choices along with related revenue opportunities. Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators. Direct Broadcast Services, in turn, use satellites to distribute digital television programming. Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks, and telemedicine. The economics of compressed video allow the use of satellite transmission for long-distance teaching applications. Digital cinema distribution is a viable alternative to the physical distribution of feature length films and special media events.
Radio Broadcasts. Satellites are an ideal transmission medium for broadcast services, as a single satellite has the ability to communicate with ground locations spread across up to one-third of the surface of the earth. Radio network operators, financial news providers, merchandise retailers, and others use satellite systems to provide financial data and other audio transmissions for a variety of applications, such as local radio programming, news wire services and supermarket in-store radio. In addition, direct radio broadcasters use satellites to broadcast multiple channels of programming directly to consumers.
Private Networks. As businesses and other organizations expand into regions of the world where the telecommunications infrastructure is inadequate for land-based networks, the need for alternative communications connections among multiple facilities becomes evident. A private network is a dedicated communications and/or data transmission network. Such a network may link employees of a multiple-location business with co-workers located throughout the world. Users can consolidate multiple applications over a single satellite network and receive the same quality of service at a lower over-all cost. We believe the satellite communications industry is poised to gain a foothold in this market by offering reliable high-speed connectivity. Satellite systems can bypass the complexity of land-based networks, multiple carriers, and varying price and billing schedules.
Internet Communications. The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. Growth in this sector is expected to be driven by the large and growing number of personal computers installed in homes and offices, the declining prices of personal computers, improvements in network infrastructure, the availability of faster and cheaper Internet access, and the increasing familiarity with and acceptance of the Internet by businesses and consumers. Internet usage also is expected to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities, and the absence of geographic or temporal limitations.
We expect satellite communications to continue to offer a cost-effective augmentation capability for Internet service providers, particularly in markets where land-based networks are unlikely to be either cost-effective or abundant, such as rural areas.
Products
Satellite Electronics and Broadcast Equipment
The Company supplies satellite modems, converters, and switches and HDTV broadcast products and standard/digital encoders and decoders thru its Radyne and Tiernan brands. The two principal product groups are listed below:
➢	Satellite Electronics
➢	Modems — Satellite modems transform user information, such as data, video or audio, into a signal that can be further processed for transmission via satellite. We produce several varieties of satellite modems, which operate at different speeds using a variety of modulation techniques. Featured products include: the DMD20 – Universal Satellite Modem, the DMD2050 — MIL-STD Compliant Universal Satellite Modem, and the DMD15 – Universal IBS/IDR Satellite Modem.

➢	Frequency Converters/Transceivers — Each satellite is configured to receive or transmit a particular radio wave pattern, otherwise called a frequency band, which is typically different from the frequency of the satellite modem. Frequency converters are used to alter the input/output of a satellite modem into a wave pattern that can be interpreted by the particular satellite being used in the satellite system to relay communication signals. The Company currently markets a variety of converters used to transmit and receive signals over satellites in the commercial satellite frequency ranges of C-Band, Ka-Band, and Ku-Band. We also produce a redundancy control unit, which will switch a satellite system to stand-by equipment in the event of a malfunction in a satellite modem or converter. Such redundancy is a critical element for many of our customers, such as rural or international telephony networks, that strive to provide uninterrupted satellite communications services to their customers. Featured products include: SFC-1450 Ku-Band up-converter and SFC-1275 KuBand down-converter.

➢	Earth Stations — Our earth stations typically consist of several components, including a satellite modem, a frequency converter, a transceiver, a transmitter, redundancy switches and an antenna. Earth stations serve as an essential link in transmitting signals to and receiving signals from satellites. Our earth stations enable users to program power levels and operating parameters in order to compensate for low signal levels, extreme weather conditions, and other variables. We design and manufacture our earth stations using components that we manufacture as well as components that we obtain from other manufacturers. Featured products include: the DMD20LB/ST – Satellite Earth Station.
➢	Broadcast Equipment
➢	Standard and High Definition TV Encoders/Decoders – TV encoders convert analog signals to digital format and compress the signal to fit over available bandwidth. Decoders are used to convert the compressed signal back into a form that can be viewed and edited. Encoders are used in satellite, cable and terrestrial applications. Many U.S. broadcasters rely on encoders to provide news/live event gathering and direct to home service. The Company offers a complete product line of SDTV and HDTV encoders for professional applications. Both models feature MPEG-2 video encoding capability and audio compression. The HDTV encoder features a monitor screen on its faceplate which enables the technician to monitor actual unit performance in real time. Featured products include: the HE4000 – High and Standard Definition Encoder, the SE4000 — DVB MPEG-2 Contribution Encoder, the HD4000 – High Definition Contribution Decoder, and the TDR4022 — DVB Professional Integrated Receiver/Decoder.

➢	High-Speed and DVB Modems — Modulators and demodulators are similar to modems as they transform a signal for transmission to a satellite and then, at the receiving station, convert the signal back into a form usable as part of the broadcast data stream. Featured products include: the DM240 — Digital Video Broadcast Modulator and the DD240 — Digital Video Broadcast Demodulator.

➢	Cable and Microwave — Our cable modulators are used primarily in the distribution of digital video for use by cable television distributors and in HDTV. The design of our cable modulators allows for the transmission of digital video on terrestrial, broadband cable and enables system operators to manage and control available bandwidth. Our microwave modems are used with point-to-point microwave radios and usually feature high-speed and multidata-rate capabilities that provide a complete point-to-multipoint communication link that facilitates microwave link upgrades. For example, television stations use our microwave modems to transmit audio and video over a microwave link to and from digital newsgathering trucks. Featured products include: the MM200 — Terrestrial Microwave Modem and the QAM256 — Digital Video Modulator.
In 2005, the Company introduced a new troposcatter or “over-the-horizon” modem in partnership with General Dynamics C4 Systems. The new product, called the TM-20 modem, has the ability to transmit and receive radio waves over the curvature of the Earth by reflecting signals off irregularities in the troposphere which is approximately 10Km above the Earth’s surface. The TM-20 is a major advance in troposcatter technology and will be marketed to the U.S. military, which currently employs troposcatter technology throughout the world.
Satellite electronics and broadcast equipment products accounted for 69% of consolidated revenue for the year ended 2005. The Company expects that in 2006 this percentage will decrease as Xicom’s participation increases due to a full year of revenues being included in the consolidated financial statements.
Amplifiers
The Company provides a variety of high powered amplifiers thru the Amplifier segment under the Xicom brand.
Satellite amplifiers boost the strength of a signal prior to transmission to satellites which are typically more than 21,000 miles from the surface of the earth. Xicom’s Solid State Power Amplifiers (“SSPA”), Traveling Wave Tube Amplifiers (“TWTA”), and Klystron Tube Amplifiers (“KTA”) are used in commercial and military satellite communications terminals throughout the world. These High Power Amplifiers (“HPA”) provide power levels vital to satellite communications in fixed, satellite news gathering (“SNG”), flyaway, mobile, shipboard, and airborne platforms. Applications include mobile SNG television trucks, fixed satellite ground stations and mobile platforms such as helicopters and ships. Featured products include antenna and rack-mount SSPAs, single-band (C-, X-, Ku-, and DBS), and multi-band TWTAs and KTAs.
Amplifiers accounted for 31% of consolidated revenue for the year ended 2005. The Company expects that in 2006 this percentage will increase as Xicom’s participation increases due to a full year of revenues being included in the consolidated financial statements.
Segment reporting was established in conjunction with the acquisition of Xicom. Revenue reporting by segment is only available for this current year.
Competition
     We face significant competition in the satellite communications field. The major competitors include companies, such as Comtech EFData Corp., Paradise Datacom, Tandberg Television, and Scopus in the Satellite Electronics and Broadcast Equipment segment. In the Amplifier segment, CPI (Communications & Power Industries) and Miteq Inc. are the principal competitors. The Company maintains a sizable market share in each of these segments and anticipates further penetration with the inclusion of Xicom.
We compete by deploying a direct sales effort in domestic and international markets and emphasizing our product features, quality and service. We believe that the quality, performance, and capabilities of our products, our ability to customize certain network functions, and the relatively lower overall cost of our products as compared to the cost of the competing products generally offered by our major competitors represent major factors in our ability to compete. However, our major competitors have the resources to develop products with features and functions that are competitive with or superior to our products. Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers or could force us to lower the prices we charge for our products.
We believe we are well positioned to capitalize on the demand for satellite ground segment systems and that our future success in this market will be based upon our ability to leverage our competitive advantages, which include the following:
➢	An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team average over 20 years experience in the satellite communications industry.

➢	A broad line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements

➢	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

➢	Equipment that meets or exceeds all applicable military and government standards including the first satellite modem to obtain DISA certification, the DMD-20.

➢	The ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

➢	Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including Beijing, Singapore, London, Jakarta, and Amsterdam.

➢	The ability to offer a full line of satellite ground equipment with the inclusion of Xicom.
Strategy
Our primary business goals are to expand market share in our ground-based satellite systems business and improve profitability. We expect to achieve these goals through the following strategies:
Target Providers of Fixed, Mobile, and Direct Broadcast Communications Services in Developing Markets. We plan to target developing markets that we believe will account for a significant portion of the demand for satellite-based systems. These markets typically lack terrestrial infrastructure adequate to support demand for domestic and international communications services. We believe that we offer a cost effective alternative to land based networks. We plan to target providers of mobile and rural telephony services and Internet service providers in developing markets because we believe they will rely extensively upon satellite communication solutions. In developed countries, we plan to target emerging satellite communications service providers such as those offering direct broadcast applications.
Pursue Military, Homeland Defense and Other US Government Markets. Continued demand for technological solutions to national defense, homeland security and other government security requirements represents a key opportunity for our products. We plan to extend development of existing and new products in all of our lines of business to serve these needs.
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
Develop New Products to Exploit New Market Opportunities. We plan to use our international sales force and our research and development capabilities to identify new market opportunities and develop new products to exploit these opportunities. We intend to develop new products to penetrate and increase our presence in the markets for digital television, Internet communications, mobile and rural telephony for developing markets, high-speed satellite communications, government data equipment, cable television distribution, and private networks for businesses and governments.
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
Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product lines, improve our sales force and increase our profitability. We believe the Xicom acquisition fulfills these objectives.
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
     We intend to use a significant portion of our cash flows from operations to fund our research into products for improved satellite communications, over-the-horizon (troposcatter) communications, new amplifier products, audio and HDTV encoders, and other new telecommunications products. We also plan to focus our research and development activities on digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will ultimately prove successful.
     Refer to Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations for research and development expense over a two year period.
Sales and Marketing
     We sell our products through an international direct sales force with sales and/or service offices in the United States (Phoenix, Arizona; San Diego and Santa Clara; California; Manassas, Virginia and Boca Raton, Florida) Singapore, China, Indonesia, the United Kingdom, the Netherlands, Norway and Russia. Our direct sales force consists of 33 individuals supported by systems and applications engineers. We focus direct sales activities on expanding our international sales by identifying emerging markets and establishing new customer accounts. Additionally, we directly target certain major accounts that may provide entry into new markets or lead to subsequent distribution arrangements. International representatives, agents and systems integrators sell our products, supported by our sales and marketing personnel.
     We supplement our direct sales force through the use of distributors and local agents who help develop sales leads and provide ongoing support. Typically, a member of our direct sales staff then assists in completing the sale. Generally, our distributors do not carry inventory of our products.
     We participate in approximately 16 trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our website. For further information on our products please visit www.radn.com and www.xicomtech.com
     We maintain a warranty department that also includes customer service and support staff that support customers and agents and provide installation supervision, if needed. In certain instances, we use third-party companies to install and maintain our products at customer sites.
Customers
     Our customers generally include national and international telecommunications providers (including radio and television stations), digital television users (including broadcast and cable networks), Internet service providers, financial information providers, systems integrators, and other corporate entities and the U.S. government.
Our direct sales into principal foreign markets for the periods indicated consisted of the following percentages of total sales.

	Years ended December 31,
Region	2005	2004	2003

Asia	16%	21%	21%
Africa/Middle East	7%	10%	8%
Latin America	2%	2%	2%
Europe	15%	13%	16%
Canada	1%	1%	1%

Total Foreign Sales	41%	47%	48%
Domestic	59%	53%	52%

	100%	100%	100%

     In addition to the above sales, we believe that a substantial portion of our domestic sales are for products which ultimately are installed in foreign countries. We believe that foreign sales will continue to make up a major portion of our total sales in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may not, however, succeed in our efforts to cultivate such markets due to political or other factors.
See note 10 — Significant Customers and Foreign and Domestic Sales for significant customers with 10% or more of segment sales.
Manufacturing
     We assemble and test certain products at our Phoenix, Arizona and San Diego and Santa Clara, California facilities using subsystems and circuit boards acquired from subcontractors. We obtain the remainder of our products, completely assembled and tested, from subcontractors. Although we believe that we maintain adequate stock to minimize the procurement lead-time for certain components, our products use a number of specialized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers were unable or unwilling to fulfill our requirements, we could experience interruptions in production while we develop alternative procurement sources. We maintain an inventory of certain chips, components and subassemblies to limit the exposure for such an interruption; and we believe that there are a number of alternative suppliers capable of providing replacements for the types of chips, customized components and subassemblies used in production. However, there can be no assurance that this inventory is sufficient or that alternative suppliers can be secured quickly enough to prevent a significant interruption of our business.
For both segments, the Company maintains an adequate supply of inventory based upon a master production schedule that is reviewed by management on a regular basis. Although there is not a firm forecast, the Company takes into account current market trends and historical data to supply their product.
As of December 31, 2005, the Company had backlog (orders to be shipped in future periods) of $12.2 million in the Satellite Electronics and Broadcast Equipment segment and $20.4 million for the Amplifier segment before eliminations.
The Company’s Phoenix, San Diego, and Santa Clara facilities were awarded ISO 9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing, and distribution processes. Subsequently, we have continued to improve our processes and methods of operations, consistent with our goals and the certification requirements. This certification assists in increasing the acceptance of our products. As of December 31, 2005 the Company’s ISO 9001 certifications remain in effect.
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

     We also license proprietary technology from third parties under license agreements. Some of these agreements include royalty payments based on the number of units sold. These agreements allow us to produce sufficient numbers of units to assure availability of all of our products as required by market demands.
Employees
     As of December 31, 2005, we had 320 full-time employees, including 5 executive officers, 167 manufacturing and operations personnel, 68 research and development personnel, and 80 selling, general and administration personnel. These figures include employees who are based outside the United States. Our employees are not represented by a labor union. We believe that our relationships with our employees are satisfactory and in good standing.
Available Information
     The Company’s websites include www.radn.com and www.xicomtech.com. We make available (free of charge), through links on our website, our annual, quarterly, and current reports, and any amendments to those reports as soon as practicable after electronically filing the reports with the Securities and Exchange Commission (the “Commission”). Any materials we file with the Commission may be read and copied at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information concerning the operation of the Commission’s Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at www.sec.gov where you can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. Information contained on our website is not a part of this report.
Item 1A. Risk Factors
     In addition to the other information contained in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.
We Have A History Of Inconsistent Operating Results, And Could Suffer A Reduction In Profitability and Even Losses In The Future.
As a result of operating losses from time to time in prior years, we had an accumulated deficit of $9.5 million at December 31, 2003. While the Company regained profitability during 2003 and continued to be profitable in 2004 and 2005, we are in a highly competitive business and our profitability is dependent on growth in our markets, the continued introduction and market acceptance of our products, and management of our expenses. There can be no assurance that we will be able to continue our earnings growth, maintain current earnings levels, or remain profitable at all. We anticipate that 2006 earnings will be impacted by increased general and administrative expenses, including stock option expense and a higher tax rate, and could be impacted by margin pressures.
Our Quarterly Operating Results Have Fluctuated Significantly In The Past, And We Anticipate That They Could Do So In The Future, Which Could Adversely Affect Our Stock Price.
We may continue to experience significant quarter to quarter fluctuations in our operating results, which may result in volatility in the price of our common stock. These fluctuating operating results derive from a variety of factors, including the following:
➢	demand for our products;

➢	introduction of new or enhanced products by us or our competitors;

➢	growth of demand for Internet-based products and services in developing countries;

➢	timing of significant marketing programs we may implement;

➢	extent and timing of hiring additional personnel;

➢	competitive conditions in our industry; and

➢	general economic conditions in the United States and abroad.
The factors described above are difficult to forecast and could harm our business, financial condition and results of operations. Furthermore, there have been recent years that have been challenging for the telecommunication and Internet industries. Our business is somewhat seasonal, with the first quarter generally being the weakest, and the fourth quarter generally the strongest. Accordingly, we may have difficulty in accurately forecasting our revenues for any future quarter.
We Depend On International Sales, Which Could Cause Our Sales Levels To Be Volatile.

A significant portion of business depends on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. For example, sales to foreign customers were approximately 41% of total sales for the year ended December 31, 2005, 47% for the year ended December 31, 2004 and 48% for the year ended December 31, 2003. Additionally, we estimate that approximately 60% of our domestic sales are eventually exported. Accordingly, we expect that our sales will continue to include a significant proportion of customers located outside the United States. As a result of our dependence on foreign markets, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:
➢	changing regulatory requirements;

➢	fluctuations in the exchange rate for the United States dollar;

➢	the availability of export licenses;

➢	political and economic instability;

➢	difficulties in staffing and managing foreign operations, tariffs and other trade barriers;

➢	changes in diplomatic and trade relationships;

➢	complex foreign laws and treaties;

➢	acts of terrorism; and

➢	difficulty of collecting foreign accounts receivable.
In addition, we are subject to the Foreign Corrupt Practices Act, which prohibits us from making payments to government officials and others in order to influence the granting of contracts we may be seeking. Our non-U.S. competitors are not subject to this law and this may give them a competitive advantage over us.
We Depend On Developing Markets And Their Uncertain Growth Potential Could Result In A Reduction In Revenues And Even Losses.
We believe a substantial portion of the growth in demand for our products will depend upon customers in developing countries. We cannot provide assurance that such increases in demand will occur or that prospective customers will accept our products. The degree to which we are able to penetrate potential markets in developing countries will be affected to a large extent by the speed with which other competing elements of the communications infrastructure, such as other satellite-delivered solutions, telephone lines, television cable, and land-based solutions, are installed in these developing countries.
The Sales And Implementation Cycles for our Products are Long and Continue to Increase, and We May Incur Substantial, Non-Recoverable Expenses or Devote Significant Resources To Sales That May Not Occur When Anticipated, If At All.
A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. After a customer decides to purchase our products, the timing of their deployment and implementation depends on a variety of factors specific to each customer. Further, prospective customers may delay purchasing our products in order to evaluate new technologies and develop and implement new wireless systems. Throughout the sales cycle, we spend considerable resources educating and providing information to prospective customers regarding the use and benefits of our products.
Competition In Our Industry Is Intense And Can Lead To Reduced Sales And Market Share.
The markets for ground segment systems are highly competitive. We have a number of major competitors in the satellite communications equipment field. These include large companies, such as Comtech EFData Corp., Paradise Datacom, Tandberg Television, Scopus, CPI (Communications & Power Industries) and Miteq Inc. have significantly larger and more diversified operations and greater financial, marketing, personnel and other resources than we possess. As a result, these competitors may develop and expand their products more quickly, adapt more quickly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can.
Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers or could force us to lower the prices we charge for our products, all of which would have a material adverse impact on our business, financial condition, and results of operations.
Our Products May Become Obsolete Due To Rapid Technological Change.

The telecommunications industry, including the ground-based satellite communications systems business, is characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the introduction of new products or services that compete with our products or render them obsolete. Our success depends in part on our ability to respond quickly to technological changes through the improvement of our current products and the development of new products. Accordingly, we believe that we will need to allocate a substantial amount of capital to research and development activities in the future. We may not generate cash flow from operations or have access to outside financing in amounts that are sufficient to adequately fund the development of new products. Even if we are able to obtain the required funding to develop new products, we cannot assure you that we will be able to develop products that we will be able to sell successfully. Our inability to improve our existing products and develop new products could have a material adverse effect on our business, financial condition, and results of operations.
Our Research And Development Efforts Are Costly And The Results Are Uncertain, Which May Reduce Our Profitability And Could Result In Losses.
Our continued growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance and benefit from our established international distribution channels. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. These efforts are costly. We expended $8.8 million, or 9% of our net sales, in fiscal 2005 on research and development activities. Additionally, our research and development program may not produce successful results, which would have a material adverse effect on our business, financial condition, and results of operations.
Continued Growth Through Acquisition Could Prove Unsuccessful And Strain Our Personnel And Systems And Divert Our Resources.
We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. Our operations have expanded significantly as a result of our acquisitions of ComStream, Armer, Tiernan, and Xicom. We are unable to predict whether or when any other prospective acquisition will be completed. However, in order to pursue successfully the opportunities presented by the ground segment and emerging satellite-delivered communications and broadcast equipment markets, we will be required to continue to expand our operations. This expansion could entail various risks, including the following:
➢	difficulty of assimilating the operations and personnel of acquired businesses or products due to unforeseen circumstances;

➢	the necessity to attract, train, motivate, and manage a significantly larger number of employees;

➢	the use of a disproportionate amount of our management’s attention or our resources;

➢	substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to intangible assets;

➢	potential disruption of our ongoing business;

➢	our inability, once integrated, to achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected; and

➢	our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment.
Moreover, we cannot assure that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. The occurrence of any of the risks described above or any failure to manage further growth in an efficient manner and at a pace consistent with our business could have a material adverse effect on our growth and our business, financial condition, and results of operations.
Our Ability To Use Our Net Operating Loss Carryforwards May Be Limited By The Ownership Change Caused By The Sale Of All Of The Shares Of Our Common Stock Held By Our Majority Stockholders.
We have net operating loss carryforwards that expire between the years 2018 and 2022. As a result of the sale in 2004 by Stetsys Pte Ltd. and Stetsys US, Inc. of all of the shares of our common stock held by each company, we experienced an ownership change as defined by Section 382 of the U.S. Internal Revenue Code of 1986, as amended. Because of the ownership change, we will be limited in our ability to use the net operating losses from before the date of the ownership change to offset items of taxable income realized after that date. The annual limitation may also result in the expiration of net operating losses before utilization. In addition, any future ownership change could further limit the availability of our net operating loss carryforwards to offset tax liabilities and may be viewed negatively by a prospective buyer of the stock.
Our Competitive Position Relies Heavily On Our Proprietary Technology And Intellectual Property.

We rely on our proprietary technology and intellectual property to maintain our competitive position. Unauthorized parties could attempt to copy aspects of our technologies or to obtain information that we regard as proprietary. We may not be able to police unauthorized use of our intellectual property. Our failure to protect our proprietary technology and intellectual property could adversely affect our competitive position.
We generally rely on confidentiality agreements with our employees and some of our suppliers to protect our proprietary technology. We also control access to and distribution of confidential information concerning our proprietary technology. We cannot guarantee that the other parties to these agreements will not disclose or misappropriate the confidential information concerning our proprietary technology, which could have a material adverse effect on our business.
We rely on patents to protect certain of our proprietary technology. Patents, however, often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some foreign countries in which we sell our products do not provide the same level of protection to intellectual property as the laws of the United States provide. We cannot assure you that any patents we currently own or control, or that we may acquire in the future, will prevent our competitors from independently developing products that are substantially similar or superior to ours.
We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights. Litigation can be very expensive and can distract our management’s time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.
We Depend Upon Certain Suppliers And Subcontractors, The Loss Of Which Could Cause An Interruption In The Production Of Our Products.
We rely on subcontractors to assemble and test some of our products. Additionally, our products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. We maintain limited inventories of these products and do not have long-term supply contracts with our vendors. In the event our subcontractors or suppliers are unable or unwilling to fulfill our requirements, we could experience an interruption in product availability until we are able to secure alternative sources of supplies. We are also subject to price increases by suppliers that could increase the cost of our products or require us to develop alternative suppliers, which could interrupt our business. It may not be possible to obtain alternative sources at a reasonable cost. Supply interruptions could cause us to lose orders or customers, which would result in a material adverse impact on our business, financial condition, and results of operations.
The Transition and Loss Of The Services Of Certain Members Of Our Senior Management Or The Inability To Attract Or Retain Additional Technical Personnel Could Impair Our Ability To Conduct And Expand Our Business.
Our continued ability to attract and retain highly skilled personnel also is critical to the operation and expansion of our business. The market for skilled engineers and other technical personnel is extremely competitive, and recruitment and retention costs are high. Although we have been able to attract and retain the personnel necessary to operate our business, we may not be able to do so in the future, particularly as we continue to expand our business. Although Mr. Robert Fitting, our CEO, who is 72 years of age, and Mr. Steve Eymann (age 52), our CTO, are both critical to our business, the recent hiring of Carl Myron Wagner (age 50), as COO, has added a key management resource to our staff. Nonetheless, there can be no assurance that succession plans will be successful. Further, the failure to attract and retain personnel with the necessary skills when needed could materially and adversely affect our business and expansion plans.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
     We currently occupy approximately 40,000 square feet of building space in Phoenix, Arizona, and 26,000 square feet in our San Diego, California facility, and 48,000 square feet in our Santa Clara, California facility. The Phoenix and San Diego facilities are used in the Company’s satellite electronics and broadcast equipment segment. The Santa Clara facility is the base for the amplifier segment. In addition, we sublease 16,000 square feet in Chandler, Arizona. The lease for our Phoenix facility expires in July 2008 subject to an option to renew for two consecutive terms of five years each. The lease for the Chandler facility expires in October 2008 subject to an option for a five-year renewal. The lease for the San Diego facility expires in June 2010 subject to an option to renew for two consecutive terms of five years each. The lease for the Santa Clara facility expires in April 2007 subject to an option for a five-year renewal. We also lease facilities for our regional sales and service offices in China,

Singapore, the United Kingdom, and the Netherlands. The Company believes that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.
Item 3. Legal Proceedings
     From time to time, we are party to certain legal proceedings incidental to the conduct of our business. We believe that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
     Our common stock is quoted on the NASDAQ National Market under the symbol “RADN”. The following table sets forth the range of high and low closing prices per share for our common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low
2005
First quarter	$9.36	$7.38
Second quarter	$9.20	$7.24
Third quarter	$11.43	$8.91
Fourth quarter	$15.17	$10.27
2004
First quarter	$12.90	$7.18
Second quarter	$10.34	$7.77
Third quarter	$7.95	$6.53
Fourth quarter	$7.90	$7.03
Holders of Record
     As of January 1, 2006, we had approximately 300 holders of record of our common stock. We estimate that we have another 7,800 holders of our common stock in street name.
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
Warrants
     During the fiscal year and prior to the expiration date of February 7, 2005, 310,571 of our redeemable common stock purchase warrants were exercised. We received proceeds of $2.7 million related to the exercises and issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005.
Issuer Purchases of Equity Securities
     On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of December 31, 2005, the Company had purchased 402,600 shares under the program at a total cost of $2.8 million. This program expired on June 3, 2005 and was the only repurchase program in effect during the year ended December 31, 2005. The following chart provides detailed information on the program:

				Maximum number
			Total number of	(or approximate
			shares	dollar value) of
	Total		purchased as	shares that may
	number of	Average	part of a publicly	yet be purchased
	shares	price paid	announced plan	under the plan or
Period	purchased	per share	or program	program

Beginning dollar value available to repurchase shares as of June 4, 2004				$10,000,000

Total 2004 Purchases	402,600	$6.93	402,600	$7,210,000
January 1-31, 2005	—		—	$7,210,000
February 1-28, 2005	—		—	$7,210,000
March 1-31, 2005	—		—	$7,210,000
April 1-31, 2005	—		—	$7,210,000
May 1-31, 2005	—		—	$7,210,000
June 1-30, 2005	—		—	$7,210,000

	402,600	$6.93	402,600

Equity Compensation Plans
     See Part III, Item 12.

Item 6. Selected Financial Data
     The following selected consolidated statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the selected consolidated balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto audited by an independent registered public accounting firm, KPMG LLP. The selected financial data below includes the results of Xicom from the date of acquisition, May 27, 2005 through December 31, 2005. The following data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$103,263	$56,578	$57,991	$57,662	$68,471
Cost of sales	57,251	26,435	31,640	38,041	39,559
Inventory write-down	—	—	—	431	—

Gross profit	46,012	30,143	26,351	19,190	28,912

Selling, general and administrative	21,777	15,420	13,559	13,471	15,307
Research and development	8,824	5,330	6,294	8,665	10,812
Asset impairment charge	—	—	—	995	—
Restructuring charge	—	—	—	1,102	—

Total operating expenses	30,601	20,750	19,853	24,233	26,119

Earnings (loss) from operations	15,411	9,393	6,498	(5,043)	2,793

Interest expense	252	29	28	62	54
Interest and other income	(665)	(492)	(254)	(236)	(523)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	15,824	9,856	6,724	(4,869)	3,262
Income taxes (benefit)	5,138	(3,644)	2,599	(196)	1,326

Earnings (loss) before cumulative effect of change in accounting principle	10,686	13,500	4,125	(4,673)	1,936
Cumulative effect of change in accounting principle	—	—	—	4,281	—

Net earnings (loss)	$10,686	$13,500	$4,125	$(8,954)	$1,936

Earnings (loss) per share:
Basic	$0.63	$0.83	$0.27	$(0.59)	$0.13

Diluted	$0.60	$0.79	$0.26	$(0.59)	$0.13

Weighted average number of common shares outstanding
Basic	16,838	16,357	15,488	15,180	14,944

Diluted	17,700	17,136	15,718	15,180	15,412

	December 31,
	(in thousands)
	2005	2004	2003	2002	2001
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$16,928	$39,300	$30,130	$16,230	$7,211
Working capital	41,169	53,432	41,642	34,252	36,187
Total assets	100,628	65,416	50,609	44,407	53,241
Long-term obligations	4,961	430	475	849	912
Total liabilities	22,988	7,222	6,991	7,118	7,893
Stockholders’ equity	77,640	58,194	43,618	37,288	45,347

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, microwave and cable communication networks. Our products are used in applications for telephone (land line and mobile), data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and San Diego, and Santa Clara, California and sales or service centers in: Manassas, Virginia; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; the United Kingdom; Norway; and Russia.
     We sell our products through our direct sales offices and local agents and distributors. We serve customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the U.S. government.
     During 2005 our sales set a record at $103.3 million. The increase in sales was due, in part, to the Company’s acquisition of Xicom in the second quarter of 2005. Xicom sales for the seven months after the acquisition were $32.4 million while the pre-acquisition satellite electronics and broadcast equipment business grew 25% to $70.8 million. The consolidated business also set a new record for earnings from operations at $15.4 million, a 64% increase from 2004.
     We have recently introduced new products with the latest technologies that can help our customers reduce their operational costs while increasing their capacity to deliver services. These products include new higher bandwidth satellite modems, new HDTV decoders and our over-the-horizon troposcatter modem.
     As we begin 2006, we continue to pursue customers around the world where we believe we are well positioned to offer cost effective technology solutions that are competitive with other products in the marketplace. Our approach remains to focus our efforts on well defined hardware markets where we can rapidly develop and market communications products. We are committed to offering reliable products that compare well with those of our competition in order to achieve our goal of maintaining strong gross margins. We continue to manage our operations with tight cost control while investing in new product research and development where we believe we can achieve returns either through new product sales or reduced cost of manufacture.
     We continue to evaluate opportunities to acquire new technologies or other businesses that compliment our existing product lines and have a clear path to providing new returns.
     Our ability to maintain profitable growth is contingent on our products being successful in the marketplace and the continued growth of the markets that we serve. However, we anticipate that our earnings for 2006 will be impacted by increased general and administrative expenses, including stock option expense and a higher tax rate, and could be impacted by margin pressures. Preliminary indications for 2006 suggest that these trends remain positive.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, warranty obligations, and contingencies based upon historical results, anticipated future events, and various other assumptions, factors, and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
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

Revenue Recognition and No. 101, Revenue Recognition in Financial Statements, as amended. We do not sell through distributors and we do not use consignment resellers as a method of selling our products. Revenue from services principally consists of sales related to services for installation and integration of satellite earth stations and video and microwave hub stations and are recognized at the time the services are performed. We consider products and services as separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is allocated to the separate units of accounting based on their relative fair values.
•	Stock Compensation. For 2005, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, deferred compensation is recorded at the fair value of the stock on the date of the option grant. The deferred compensation is amortized over the vesting period of the option.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company has adopted SFAS 123(R) effective January 1, 2006.
•	Valuation of Receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Bad debt reserves are recorded based upon historic default averages as well as through the creation of reserves established for specific customers deemed marginal in their ability to pay based upon factors known at that time. In general, if the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments, additional allowances may be required.
•	Valuation and Impairment of Intangible Assets. In assessing our goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we are required to make significant assumptions about the future cash flows, overall performance, identity and allocation and valuation of the assets, including goodwill and other intangibles of our reporting units. Market prices are not readily available for certain businesses, unique physical assets, and most intangible assets to be evaluated in goodwill impairment tests. Therefore, we estimate fair values using estimating techniques and assumptions that are matters of judgment. During 2005, as a result of the Xicom acquisition, we recorded goodwill of approximately $30.3 million on our balance sheet. We applied the provisions of SFAS 142 and determined that there was no impairment.
•	Warranty Liability. We provide limited warranties on certain of our products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on our claim experience are accrued as cost of sales at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s present estimates, additional warranty liabilities may be required.
•	Valuation of Inventories. Inventories, consisting of satellite modems and related products, are valued at the lower of cost (first-in, first-out) or market. Our inventories include high-technology components and systems sold into rapidly changing and competitive markets, accordingly, our inventories are subject to technological obsolescence. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value. Assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If market conditions were to improve, we do not reverse previously recorded downward adjustments. We monitor the subsequent sale of impaired inventory and the amounts subsequently sold are immaterial to our gross margin. In any case, actual amounts could be different from those estimated.
•	Accounting for Income Taxes. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing these tax-related balances.

Results of Operations
Sales:
     Net sales generally consist of sales of products, net of returns and allowances. The following tables summarize the year-over-year comparison of our revenue for the periods indicated:
2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Sales	$103,263	$56,578	$46,685	83%
     For the year 2005, sales increased due to the acquisition of Xicom and growth in our pre-acquisition satellite electronics and broadcast equipment segment. The addition of Xicom contributed approximately $32.4 million in sales growth with the balance resulting from growth in the pre-acquisition business. The growth in our pre-acquisition business was largely due to increased demand for our satellite electronics products used in direct television broadcast in the US and in landline and mobile telephony backhaul in countries with rapidly growing telecommunications demand such as Pakistan, India and China. The Company believes that these trends will continue for 2006, however, does not appear likely that sales will continue to grow as rapidly as the Company experienced in 2005. (See Bookings and Backlog below.)
2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Sales	$56,578	$57,991	($1,413)	-2%
     For the year 2004, sales decreased 2% from the prior year 2003. This decrease was primarily due to a reduction in sales from our systems integrations and installation service which accounted for a decrease of $1.7 million in sales from 2003 to 2004. The decision was made due to the very competitive nature of this portion of the market and the relatively low benefit we believe we received for being in the business. This resulted in lower sales, but higher margins, as we concentrated on delivery of our core products and development of new higher margin products.
Cost of sales:
     Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, and quality assurance, depreciation of equipment and indirect manufacturing costs. In addition, any expense related to adjusting the value of excess or obsolete inventory to reflect current market values (when lower than original cost) is included in cost of sales. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following tables summarize the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:
2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Cost of Sales	$57,251	$26,435	$30,816	117%
Gross Profit	$46,012	$30,143	$15,869	53%
Gross Margin %	45%	53%	-8%	-15%
     During 2005, overall gross margins decreased due to acquisition of Xicom Technology. Xicom’s product margins are lower than pre-acquisition Radyne products. Margins from our pre-acquisition satellite electronics and broadcast equipment segment also decreased slightly as a result of increased competitive pressure and larger orders with quantity pricing. Cost of Sales was further increased (and gross margin further reduced) due to write-down and write-off expenses resulting from periodic review of inventory values in our satellite electronics and broadcast equipment segment. These expenses were approximate $1.2 million in 2005 compared to approximately $574,000 in 2004. This increase in excess and obsolescence expense was primarily the result of discontinuance of older products that were replaced with newer and updated models.

     We believe that the satellite electronics and broadcast equipment segment gross margins will continue to come under competitive pressure although we also believe that it is possible to offset some of that erosion with improvement in Xicom gross margins. There can be no assurance that initiatives to maintain and improve margins in either segment will lead to improved Company performance. During 2006, the implementation of SFAS 123(R) will have the effect of recognizing additional equity compensation expense that is likely to increase cost of sales and decrease gross profits and gross margins. See Recent Accounting Pronouncements below.
2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Cost of Sales	$26,435	$31,640	($5,205)	-16%
Gross Profit	$30,143	$26,351	$3,792	14%
Gross Margin %	53%	45%	8%	17%
     During 2004, gross profit was $30.1 million, a 14% increase from 2003 due primarily to a change in our product and service mix in 2004 as compared to 2003. These lower costs resulted from the previously mentioned decision to withdraw from bidding on installation and integration jobs and low margin products during the second quarter of 2004 and to concentrate on our core products, which produce higher margins and the introduction of new products with reduced costs to manufacture. Gross margins increased to 53% of net sales for 2004 compared to 45% in 2003. Gross margins for the year benefited from a larger portion of our total sales being made up of our new higher margin products as compared to 2003, primarily from our new satellite modems that partially replaced the sales of our lower margin system integration services.
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
2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$21,777	$15,420	$6,357	41%
     Selling, general and administrative expenses (“SG&A”) increased primarily due to the inclusion of additional expense from Xicom ($4.9 million). In addition, the Xicom acquisition caused increases in certain corporate expenses such as professional services, $737,000 (audit, preparation of Xicom for compliance with the provisions of the Sarbanes-Oxley Act of 2002, Section 404 (“SOX 404”) and tax advisory), and insurance, $420,000. Although the absolute amount of SG&A rose, as a percentage of sales, it dropped to 21% of 2005 sales from 27% of 2004 sales. The Company expects these costs to continue to increase next year due to inclusion of a full year of Xicom operations and additional SOX 404 compliance expenses at Xicom. During 2006, the implementation of SFAS 123(R) will have the effect of recognizing additional equity compensation expense that is likely to increase selling, general and administrative expense. See Recent Accounting Pronouncements below.
2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Selling, general & administrative	$15,420	$13,559	$1,861	14%
     SG&A, for 2004, were 14% higher than the same period in 2003, due mainly to the following increases: management incentive plan ($1.1 million), professional fees related to compliance with the provisions of the SOX 404 compliance ($664,000), and commissions ($548,000). These increases were partially offset by reductions in acquisition costs ($385,000), personnel ($352,000), and amortization expense ($216,000). The remaining difference is made up of many immaterial charges throughout the year.
Research and Development:
     Research and development (“R&D”) expenses consist primarily of salaries and personnel-related costs, development materials, and new and ongoing product development expenses. The following tables summarize the year-over-year comparison of our research and development expenses for the periods indicated:
2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Research & development	$8,824	$5,330	$3,494	66%
     The R&D increase was primarily attributable to expenses related to the inclusion of Xicom ($2.7 million). The balance of increased R&D expense resulted from the Company’s development of its new over-the-horizon troposcatter modem and enhancements to other satellite electronic products. As a proportion of sales, we expect R&D expense to remain consistent with 2005 at approximately 9% (R&D as a proportion of sales in 2004 was also 9%). These new product expenses are consistent with our strategy to invest in the Company’s future through research efforts that will result in new sales and returns to the Company well in excess of the current development expense. However, there can be no assurance that research efforts will result in new products that will be accepted by the market we address or, if accepted, that the profits on sales of the new products will be sufficient to cover costs expended. During 2006, the implementation of SFAS 123(R) will have the effect of recognizing additional equity compensation expense that will increase research and development expense. See Recent Accounting Pronouncements below.
2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Research & development	$5,330	$6,294	($964)	-15%
     R&D expenses decreased 15% in 2004. The decrease was due to a reduction of personnel and reduced overhead expenses.
Interest Expense:
     Interest expense was approximately $252,000 and $29,000 for the years ended December 31, 2005 and 2004 respectively as compared to $28,000 for the year ended December 31, 2003. The increase in interest expense in the current year was due to interest on a loan to secure the Xicom acquisition. Assuming no new acquisitions or unexpected cash needs, the Company intends to retire this debt during the fourth quarter of 2006 through the use of operating cash flows. Accordingly, interest expense should remain similar to that incurred during 2005. Please see note 7 — Financial Instruments in the Consolidated Financial Statements for a complete discussion of the Company’s current borrowing.
Interest and Other Income:
     Other income increased to $665,000 in the year ended December 31, 2005 from $492,000 in the year ended December 31, 2004 and $254,000 during the year ended December 31, 2003. Other income is comprised primarily of interest income, which increased as a result of higher average interest rates during 2005 as compared to 2004 and 2003. The Company had a lower average cash balance during 2005 compared to 2004 but a higher average cash balance as compared to 2003. We keep our cash in money market accounts and short term AAA or AA rated investments maturing within seven to twenty-eight days Although we expect to generate additional cash balances during the coming year and we further expect interest rates to remain at or rise from current levels; new acquisitions, other business opportunities or an unexpected cash need could reduce our interest income. See Liquidity and Capital Resources below.
Income Taxes (Benefit):
     We recorded an income tax expense during the year ended December 31, 2005 of $5.1 million compared to a benefit of $3.6 million for the year ended December 31, 2004. The Company also recorded an income tax expense of $2.6 million in 2003. The tax expense during 2005 includes a benefit of $317,000 due to the recognition of deferred tax assets resulting from previously earned and unused R&D tax credits. The increase in tax expense resulted from the increase in profits generated by the company and an increase in tax rate. Although there is no assurance that we will continue to increase profitability, management’s current projections indicate that the inclusion of a full year of Xicom profits and possible growth of the Company’s pre-acquisition satellite electronics and broadcast equipment segment will result in an increase in the Company’s effective tax rate. As of December 31, 2005, the Company has total deferred tax assets of $4.8 million with a corresponding valuation allowance of $2.5 million.
     During the year ended December 31, 2004, the Company reduced the valuation allowance related to the deferred tax assets by $7.3 million based on management’s belief that it was more likely than not that such deferred tax assets will be realized through the generation of future taxable income. Of this net reduction in the valuation allowance, approximately $7.0 million was recorded as a reduction of income tax expense, approximately $772,000 was recorded as an increase to additional paid-in capital and approximately $465,000 was recorded as an increase in deferred tax assets. In addition to the $772,000 increase in additional paid-in capital for the release of the valuation allowance related to the tax benefits of stock option exercises in prior years, additional paid-in capital was increased for the tax benefit of stock option exercises during the year ended December 31, 2004 in the amount of approximately $1.1 million for a total increase of approximately $1.8 million. On December 31, 2004, the Company has total deferred tax assets of $8.2 million with a corresponding valuation allowance of $2.5 million.
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
Net Earnings:
     Net earnings is the result of reducing gross profit by SG&A, R&D, other income and expense (including interest), and income taxes. The following tables summarize our net earnings and the earnings available to each fully diluted share of common stock:
2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Net earnings	$10,686	$13,500	($2,814)	-21%
Earnings per diluted share	$0.60	$0.79	($0.19)	-24%
     Earning per share, on a fully diluted basis, decreased in 2005 due to increased income tax expense compared to a one-time tax benefit the Company received in 2004 (see Income Taxes above). Earnings before income taxes increased to $15.8 million during 2005 from $9.9 million in 2004. The increase was principally the result of increased sales and other factors described above. Although the business is subject to all of the risks described in Item 1A. — Risk Factors, management believes that fundamental operating factors of the business will result in profits before taxes at levels equal to or higher than those recorded in 2005. These factors include inclusion of a full year of Xicom operations and continued growth of the pre-acquisition satellite electronics and broadcast equipment segment. However, management believes that earnings per diluted share, however, will not grow as fast as earnings before income taxes due to increases in the weighted average number of diluted shares resulting from increased stock prices and new equity compensation, and due to increases in the Company’s tax rate.

2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Net earnings	$13,500	$4,125	$9,375	227%
Earnings per diluted share	$0.79	$0.26	$0.53	204%
     Net earnings were $13.5 million, or $0.79 per share on a fully diluted basis, for the year ended December 31, 2004, compared to earnings of $4.1 million, or $0.26 per share on a fully diluted basis, for the year ended 2003. Net earnings were higher in part due to the $3.6 million tax benefit we received in 2004 (compared to a $2.6 million tax expense in 2003) and the $3.8 million increase in gross profit as discussed above. These factors were partially offset by an increase in selling, general and administrative expense, also discussed above.
Bookings and Backlog:
     Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The Company charges cancellation fees for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to the Company. The following tables summarize the year-over-year comparison of Bookings for the year (orders taken) and Backlog at the end of December 31, 2005 (orders to be shipped in future periods):
2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Bookings	$107,180	$57,871	$49,309	85%
Ending Backlog	$32,246	$9,585	$22,661	236%
     During 2005, bookings increased compared to 2004 as a result of the addition of new Xicom orders ($34.3) million and growth in the Company’s pre-acquisition satellite electronics and broadcast equipment segment ($15.0 million). Excluding Xicom, bookings increased 27% in the pre-acquisition satellite electronics and broadcast equipment segment. Backlog at year end increased due to the same factors: the addition of Xicom operations ($20.4 million), and growth in the pre-acquisition segment — $2.6 million. As discussed above, the growth in the pre-acquisition segments bookings and backlog resulted from increased sales to direct broadcast providers in the US and to providers of new landline and mobile telephony infrastructure in emerging telecommunications market in Asia. Early indications (orders received subsequent to year end) suggest that these trends may continue although there can be no assurance of continued growth in the Company’s bookings/backlog.
2004 vs. 2003

	Years ended December 31,
	(in thousands)
	2004	2003	Change	%
Bookings	$57,871	$51,900	$5,971	12%
Ending Backlog	$9,585	$8,000	$1,585	20%
     During 2004, bookings increased 12% compared to 2003. This increase was mostly a result of higher fourth quarter bookings of $20.8 million compared to $15.6 million in 2003. The increase in backlog was due to the higher fourth quarter bookings, much of which remained in backlog at the end of the year.
Liquidity and Capital Resources
     The Company had cash and cash equivalents totaling $16.9 million at December 31, 2005 compared to $39.3 million at December 31, 2004, a decrease of $22.4 million. The decrease resulted primarily from cash used for investing activities of $45.5 million, which included $43.5 million used for the acquisition of Xicom. This was partially offset by the exercises of employee stock options and previously issued stock warrants of $4.8 million and cash provided by operations of $12.8 million. As a result of the above, working capital decreased 23% to $41.2 million at December 31, 2005 from $53.4 million at December 31, 2004.

     We maintain virtually all of our cash balances in the United States in US dollars. For the coming year, we expect to continue to generate cash from operations at a slower rate than 2005 due to higher cash tax payments as we begin to exhaust our tax loss carryforwards and other tax benefits. Continued cash from operations is expected to be primarily based on continued profitability which cannot be assured. Further, our net cash position would likely decrease if we acquire another company.
Operating Activities:
     During 2005, net cash provided by operating activities was $12.8 million as compared to $10.6 million for 2004. Net cash provided by operating activities for 2005 resulted primarily from $10.7 million of net earnings, deferred income taxes of $3.1 million, depreciation and amortization of $2.4 million, and an increase of $2.0 million in accrued expenses. These were partially offset by increases in accounts receivable of $4.8 million, and a decrease in accounts payable of $2.3 million. Cash was further reduced by a decrease in long-term obligations of $399,000.
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
     As noted above, we expect that cash from operations will be sufficient to meet operating needs including changes in working capital for the foreseeable future. Cash provided from operations in 2006 will likely be offset by higher estimated tax payments as our tax loss carryforwards and other tax benefits are depleted. There is no assurance that the business operation will generate sufficient cash.
Investing Activities:
     Investing activities included the Xicom acquisition of $43.5 million during 2005 and capital expenditures of $2.1 million, $822,000, and $521,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2006, we believe that we will continue to invest in our businesses through additional capital expenditures at a rate similar to that of 2005. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Our ability to spend funds on capital equipment or acquisitions is conditioned on the overall health of our business and cannot be assured.
Financing Activities:
     During 2005, net cash provided by financing activities was $10.3 million. This cash resulted primarily from net borrowings of $4.8 million, the exercise of redeemable warrants of $2.7 million, the issuance of common stock through the exercise of employee stock options of $2.1 million and the sale of common stock to employees of $768,000.
     During 2004, net cash used in financing activities was $773,000, while during 2003 financing activities provided $2.1 million in cash. The Company’s share repurchase plan used $2.8 million in cash during 2004 (see Issuer Purchases of Equity Securities above). Cash generated by financing activities included the issuance of common stock through the exercise of stock options of $1.6 million and $1.9 million in the years ended December 31, 2004 and 2003, respectively. The sale of common stock to employees through the Employee Stock Purchase Plan provided cash of $460,000, and $316,000 for years ended December 31, 2004 and 2003, respectively. Stockholders’ equity was $77.6 million, $58.2 million and $43.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company entered into a new credit arrangement, in 2005, with a bank for up to $15.0 million. Under this credit facility, we borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. The facility is secured by all of the Company’s assets, including accounts receivables, intangible, and fixed assets. These funds were used to provide working capital and to finance a portion of the acquisition of Xicom. The note has an outstanding balance of $4.75 million as of December 31, 2005. Assuming no new acquisitions or unexpected cash needs, the Company intends to retire this debt during the fourth quarter of 2006 through the use of operating cash flows. See note 7 — Financial Instruments in the Consolidated Financial Statements for further detail.

     We believe that cash and cash equivalents on hand and anticipated future cash receipts will be sufficient to meet our obligations as they become due for the next twelve months. As noted above, potential acquisitions or other operating conditions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions.
Contractual Obligations and Commitments
     We had the following contractual obligations and commitments outstanding as of December 31, 2005:

	Payments due by period
Contractual Obligations and Commitments					More than 5
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	years

Operating leases	$6,381	$2,692	$3,112	$577	$—
Purchase obligations	25,292	23,408	729	1,155	—
Other long-term liabilities	4,796	1,046	3,750	—	—

Total	$36,469	$27,146	$7,591	$1,732	$—

Impact of Inflation
We do not believe that inflation has had a material impact on revenues or expenses during our last five fiscal periods. We do not expect that inflation will materially affect our business within the next year.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
The Company adopted SFAS 123(R) effective January 1, 2006; and determined that it will follow the modified prospective method as well as continue to utilize the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees and shares issued to employees in the Employee Stock Purchase Plan. The Company elected to continue to use the Black-Scholes model as it is widely used and understood. The Company has not determined the likely rate of future grants nor vesting terms of stock options or equity compensation alternatives such as restricted stock. The Company granted both options and stock to Carl Myron Wagner as an inducement to accept employment during the first quarter of 2006. The options granted to Mr. Wagner vest equally over three years starting in January 2006 and the stock was vested immediately. The expense related to the option vesting and the stock grant along with any other similar grants during the first quarter will be included in the Company’s first quarter financial filings.
The Company has elected to continue its Employee Stock Purchase Plan (ESPP) which will be subject to SFAS 123(R) valuation and expensing requirements. The plan allows employees to elect to deduct a portion of their salary for either the first or second six months (or both) during the Company’s fiscal year. The portion deducted is then used to purchase shares of stock from the company for the lower of the close price of the stock on the first or the close price on the last day of the six-month period less a 15% discount. The ability to “look back” at the price at the start of the plan period is considered an option under SFAS 123(R) and must be expensed accordingly. Further the 15% discount exceeds the historic cost of flotation for the Company’s stock and also must be expensed. The Company believes that the program encourages employees to share in the Company’s prospects and aligns their interests with those of other shareholders. The plan is subject to certain limitations of the Internal Revenue Code, as amended.
SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of employee stock options, which would have resulted in $3.5 million in stock option compensation expense over the vesting term of the options. In 2005, the Company recognized expense of $365,000 which was reflected in the various categories on the Consolidated Statement of Operations: Cost of Sales — $62,000, Selling General and Administration $226,000, and Research & Development — $77,000. As a result, there were no unvested options at December 31, 2005, thus there is no financial impact upon adoption of SFAS 123(R) on January 1, 2006. The Company intends to grant stock options in 2006 which will be compensatory under the provisions of SFAS 123(R).
     In March 2005, FASB issued Interpretation number 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations ,and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. There was no effect of adoption of the statement on the accompanying consolidated financial statement of the Company.
     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of SFAS 151 are not expected to have a material effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29”. SFAS No. 153 amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for the Company on January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.
Disclosure Concerning Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Radyne Corporation and its subsidiaries (the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report.
Although management believes that the plans and expectations reflected in or suggested by these forward-looking statements are reasonable, management cannot assure you that we will achieve or realize these plans and expectations. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. Management cautions you not to place undue reliance on these statements, which speak only as of the date of this Report.
The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk on our financial instruments from changes in interest rates. As of December 31, 2005, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest swap arrangement in order to fix the rate of interest on a term loan. The arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the swap agreement, the loan will revert to a variable interest rate as described above in Liquidity and Capital Resources and note 7 — Financial Instruments in the Consolidated Financial Statements.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, together with related notes and the report of KPMG LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Part IV, Item 15 below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Radyne Corporation:
We have audited the accompanying consolidated balance sheets of Radyne Corporation (the Company) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
March 14, 2006

Radyne Corporation
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$16,928	$39,300
Accounts receivable — trade, net of allowance for doubtful accounts of $804 and $350, respectively	20,337	9,728
Inventories	18,057	8,132
Deferred tax assets	3,010	2,218
Prepaid expenses and other assets	864	846

Total current assets	59,196	60,224

Goodwill	30,333	—
Intangibles	6,706	—
Deferred tax assets, net	—	3,445
Property and equipment, net	4,098	1,593
Other assets	295	154

Total Assets	$100,628	$65,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,054	$1,566
Accrued expenses	9,045	4,835
Customer advance payments	2,319	149
Current portion of long-term debt	1,000	—
Income taxes payable	609	242

Total current liabilities	18,027	6,792

Long-term debt, less current portion	3,750	—
Deferred tax liability	752	—
Deferred rent	413	284
Accrued stock option compensation	46	146

Total liabilities	22,988	7,222

Commitments and contignencies (notes 8 and 16)
Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 17,334,467 shares and 16,232,999 shares, respectively	17	16
Additional paid-in capital	63,171	54,414
Retained earnings	14,450	3,764
Other comprehensive income	2	—

Total stockholders’ equity	77,640	58,194

Total Liabilities and Stockholders’ Equity	$100,628	$65,416

See accompanying notes to consolidated financial statements.

Radyne Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net sales	$103,263	$56,578	$57,991
Cost of sales	57,251	26,435	31,640

Gross profit	46,012	30,143	26,351

Operating expenses:
Selling, general and administrative	21,777	15,420	13,559
Research and development	8,824	5,330	6,294

Total operating expenses	30,601	20,750	19,853

Earnings from operations	15,411	9,393	6,498

Other (income) expense:
Interest expense	252	29	28
Interest and other income	(665)	(492)	(254)

Earnings before income taxes	15,824	9,856	6,724
Income tax expense (benefit)	5,138	(3,644)	2,599

Net earnings	$10,686	$13,500	$4,125

Earnings per share:
Basic	$0.63	$0.83	$0.27

Diluted	$0.60	$0.79	$0.26

Weighted average number of common shares outstanding:
Basic	16,838	16,357	15,488

Diluted	17,700	17,136	15,718

See accompanying notes to consolidated financial statements.

Radyne Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004 and 2003
(in thousands)

			Additional	Retained earnings	Accumulated other
	Common Stock		Paid-in	(accumulated	comprehensive
	Shares	Amount	capital	deficit)	income	Total
Balances, December 31, 2002	15,309	$15	$50,921	$(13,625)	$(23)	$37,288
Exercise of stock options	642	1	1,865	—	—	1,866
Issuance of common stock through employee stock purchase plan	180	—	316	—	—	316
Comprehensive income:
Foreign translation adjustment	—	—	—	—	23	23
Net earnings	—	—	—	4,125	—	4,125

Comprehensive income						4,148

Balance, December 31, 2003	16,131	16	53,102	(9,500)	—	43,618
Exercise of stock options	435	—	1,572	—	—	1,572
Issuance of common stock through employee stock purchase plan	70	—	460	—	—	460
Common stock repurchased and retired	(403)	—	(2,555)	(236)	—	(2,791)
Tax benefit from stock option exercises	—	—	1,835	—	—	1,835
Comprehensive income:
Net earnings	—	—	—	13,500	—	13,500

Comprehensive income						13,500

Balance, December 31, 2004	16,233	16	54,414	3,764	—	58,194
Exercise of stock options	462	1	2,053	—	—	2,054
Exercise of stock warrants	311	—	2,717	—	—	2,717
Issuance of common stock through employee stock purchase plan	109		768	—	—	768
Shares issued — acquisition	220	—	2,018	—	—	2,018
Acceleration of stock options	—	—	365	—	—	365
Tax benefit from stock option exercises			836	—	—	836
Comprehensive income:
Foreign translation adjustment	—	—	—	—	2	2
Net earnings	—	—	—	10,686	—	10,686

Comprehensive income						10,688

Balance, December 31, 2005	17,335	$17	$63,171	$14,450	$2	$77,640

See accompanying notes to consolidated financial statements.

Radyne Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$10,686	$13,500	$4,125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Asset impairment charge	—	135	—
Provision for bad debt	(331)	318	398
Deferred income taxes	3,070	(5,663)	2,553
Gain on disposal of assets	(53)	(23)	(21)
Depreciation and amortization	2,378	1,246	1,853
Tax benefit from disqualifying dispositions	836	1,835	—
Stock compensation expense	365	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,787)	(266)	339
Inventories	542	(366)	2,889
Prepaid expenses and other current assets	324	(364)	85
Other assets	(44)	20	2
Accounts payable	(2,262)	(615)	300
Accrued expenses	1,971	1,571	(387)
Income taxes payable	286	57	185
Customer advance payments	347	(728)	170
Long-term obligations	(399)	19	(61)
Accrued stock option compensation	(101)	(59)	(296)

Net cash provided by operating activities	12,829	10,617	12,134

Cash flows from investing activities:
Acquisition, net of cash	(43,538)	—	—
Capital expenditures	(2,053)	(822)	(521)
Proceeds from sales of property and equipment	104	148	121

Net cash used in investing activities	(45,487)	(674)	(400)

Cash flows from financing activities:
Borrowing from notes payable	5,000	—	—
Payments under notes payable	(250)
Repurchase of common stock	—	(2,791)	—
Net proceeds from sale of common stock to employees	768	460	316
Exercise of stock options	2,054	1,572	1,866
Exercise of redeemable warrants	2,717	—	—
Principal payments on capital lease obligations	(5)	(14)	(38)

Net cash (used in) provided by financing activities	10,284	(773)	2,144

Net (decrease) increase in cash and cash equivalents	(22,374)	9,170	13,878
Effects of exchange rate changes on cash and cash equivalents	2	—	23
Cash and cash equivalents, beginning of year	39,300	30,130	16,229

Cash and cash equivalents, end of year	$16,928	$39,300	$30,130

Supplemental disclosures of cash flow information:
Cash paid for interest	$176	$29	$28

Cash paid for taxes	$623	$125	$—

Non-cash investing activities:
Issuance of 219,709 shares of common stock in acquisition	$2,018	$—	$—

See accompanying notes to consolidated financial statements.

Radyne Corporation
Notes to the Consolidated Financial Statements
For the year ended December 31, 2005, 2004 and 2003
1) Organization and Nature of Business
     Radyne Corporation (“Company”) was formed in 1980 as a corporation under the laws of the state of New York. In 1995, a new management team moved the Company to Arizona. The Company reincorporated in Delaware in July 2000. The Company completed the following acquisitions of complimentary business lines; ComStream Corp of San Diego, CA in 1998, Armer Communications of Chandler, AZ in 2000, the assets of Tiernan Communications of San Diego, CA in 2001 and in May of 2005 Xicom Technology, Inc. (“Xicom”) of Santa Clara, CA.
     The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, microwave and cable communication networks. Our products are used in applications for telephone (land line and mobile), data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona, San Diego and Santa Clara, California and sales or service centers in: Manassas, Virginia; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; the United Kingdom; Norway; and Russia.
2) Summary of Significant Accounting Policies
a)	Use of Estimates
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
b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated statements of operations and cash flows include the results of operations of Xicom from May 27, 2005, the date of the acquisition, through December 31, 2005. Significant intercompany accounts and transactions have been eliminated in the consolidation.
c)	Cash Equivalents
The Company considers all money market accounts and short term AAA investments with original maturities of 90 days or less to be cash equivalents.
d)	Accounts Receivable
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
e)	Revenue Recognition
The Company recognizes revenue when products have been shipped to the customer, an agreement with the customer has been executed, transfer of title and acceptance has occurred, pricing is fixed and collectibility is probable. Revenue from services is recognized when the related services have been performed. We consider products and services as separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is allocated to the separate units of accounting based on their relative fair values. Milestone payments or other advance payments received prior to the delivery of products or services are recorded as a liability under Customer Advanced Payments until revenue is recognized.
f)	Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If market conditions were to improve, the Company would not reverse previously recorded downward adjustments.
g)	Property and Equipment
Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred, and improvements, which extend the useful lives of the assets, are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives as follows: machinery and equipment, three to seven years; furniture and fixtures, two to seven years; demonstration units, two to three years and computers and software, three to five years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.
h)	Intangible Assets and Impairment of Long-Lived Assets
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
The Company evaluated goodwill for impairment as of December 31, 2005. In the evaluation the Company analyzed the following factors to determine if there was an impairment: stock price, forecasted sales, implied goodwill, change in legal factors, adverse action or assessment from regulations, loss of customer base or unanticipated competition, loss of key personnel, sale or disposition of reporting unit, and testing of recoverability of asset group. Based on the analysis management has determined that impairment has not occurred as of December 31, 2005.
i)	Warranty Costs
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
j)	Research and Development
The cost of research and development is charged to expense as incurred.

k)	Income Taxes
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
l)	Concentration of Credit Risk
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
Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.
m)	Net Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings of the Company.
n)	Fair Value of Financial Instruments
The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and long term debt.
The fair value of cash equivalents, accounts receivable and accounts payable approximates the carrying value due to the short-term nature of these instruments.
The fair value of the long-term debt was not materially different than the carrying value, as the variable rate debt approximated rates currently available to the Company. The accounting for the interest rate swap is immaterial to the consolidated financial statements and is not expected to materially affect the results of operations in any single period.
o)	Employee Stock Options
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

The Company applies APB 25 in accounting for its employee stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net earnings:
As reported	$10,686	$13,500	$4,125
Fair value of stock options	3,248	1,508	726

Pro forma	$7,438	$11,992	$3,399

Earnings per share:
Basic — as reported	$0.63	$0.83	$0.27

Basic — pro forma	$0.44	$0.73	$0.22

Diluted — as reported	$0.60	$0.79	$0.26

Diluted — pro forma	$0.42	$0.70	$0.22

The fair value of options granted under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Expected life (years)	4	5	5
Risk-free interest rate	4.50%	3.50%	3.02%
Dividend yield	—	—	—
Volatility	45%	80%	49%
The per share weighted average fair value of stock options granted under the Plan for the years ended December 31, 2005, 2004 and 2003 were $4.03, $4.75, and $1.65 respectively, using the Black-Scholes option-pricing model and the assumptions listed above.
The Company adopted SFAS 123(R) effective January 1, 2006; and determined that it will follow the modified prospective method as well as continue to utilize the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees and shares issued to employees in the Employee Stock Purchase Plan. The Company elected to continue to use the Black-Scholes model as it is widely used and understood. The Company has not determined the likely rate of future grants nor vesting terms of stock options or equity compensation alternatives such as restricted stock.
Prior to the adoption of SFAS 123(R), on December 8, 2005, the Company accelerated the vesting of employee stock options, which would have resulted in $3.5 million in stock option compensation expense over the vesting term of the options. The Company recognized expenses of $365,000 which was reflected in the various categories on the Consolidated Statement of Operations: Cost of Sales — $62,000, Selling General and Administration $226,000, and Research & Development — $77,000. As a result, there were no unvested options at December 31, 2005. As a result, there were no unvested options at December 31, 2005, thus there is no financial impact upon adoption of SFAS 123(R) on January 1, 2006. The Company intends to grant stock options in 2006 which will be compensatory under the provisions of SFAS 123(R).
p)	Segment Reporting
The Company has utilized the management approach as defined by Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) to determine if the Company has reportable operating segments. Based on this evaluation, after the acquisition of Xicom, the Company organized into two operating segments: 1) satellite electronics and broadcast equipment which include satellite, microwave, television, and cable communications which represent Radyne and Tiernan brand products and 2) amplifiers, which represent Xicom products . Each segment is organized and managed separately to make key decisions such as sales/marketing and product development. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available about these two segments. The chief operating decision maker for the Company is the CEO.
q)	Foreign Currency Translation
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
r)	Reclassifications
Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current year presentation.
3)	Inventories

Inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Raw materials and components	$12,694	$5,659
Work-in-process	3,874	1,501
Finished goods	1,489	972

	$18,057	$8,132

4)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Machinery and equipment	$6,135	$4,498
Furniture and fixtures	1,452	1,463
Leasehold improvements	625	491
Demonstration units	2,154	1,113
Computers and software	1,690	795

	12,056	8,360

Less accumulated depreciation and amortization	(7,958)	(6,767)

	$4,098	$1,593

Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 were $1.7 million, $1.2 million, $1.9 million, respectively.
5)	Intangible Assets
The following intangible assets as of December 31, 2005, resulted from the valuation of the assets acquired in the Xicom acquisition.

	Amortization		Accumulated
(in thousands)	period - years	Cost	amortization	Net

Intangible assets subject to amortization:
Core technologies	10	$4,920	$287	$4,633
Customer relationship	4	2,040	297	1,743
Covenant-not-to compete	3	410	80	330

Total		$7,370	$664	$6,706

Amortization expense for the year ended December 31, 2005 was $664,000. Amortization expense for the following years are estimated as follows: 2006 — $1.1 million, 2007 — $1.1 million, 2008 - $1.1 million, 2009 — $705,000, 2010 — $492,000, and thereafter — $2.2 million.

(in thousands)
Goodwill
Balance as of May 27, 2005	$28,879
Additions	1,454

Balance as of December 31, 2005	$30,333

Goodwill (non-tax deductible), created in the acquisition of Xicom, increased over the seven month period ended December 31, 2005 due to additional professional fees and an adjustment to Xicom’s deferred tax assets and liabilities which were not initially recorded at the date of acquisition. The Company expects that any further additional costs will be identified within one year of the acquisition date.
6)	Accrued Expenses
The following represents a summary of accrued expenses:

	December 31,
	2005	2004
	(in thousands)
Wages, vacation and related payroll taxes	$4,136	$2,351
Professional fees	569	354
Warranty reserve	2,101	955
Restructuring costs	—	67
Commissions	738	489
Deferred rent	495	265
Other	1,006	354

	$9,045	$4,835

The following summarizes changes to restructuring related liabilities for the year ended December 31, 2005 and 2004:

Accrued Lease
(in thousands)	Exit Costs
Balance, December 31, 2003	$407
Cash payments	(340)

Balance, December 31, 2004	67
Cash payments	(67)

Balance, December 31, 2005	$—

During the third quarter of 2002, the Company implemented a restructuring plan to reduce costs and address an economic slowdown and negative industry conditions. This plan included the reduction in force of approximately 10% of its workforce in the manufacturing, research and development and sales departments, the abandonment of certain non-performing and under-performing product lines and a provision for the excess space created at the San Diego facility as a result of these cost cutting measures. During the year ended December 31, 2002, the Company paid all charges except for $645,000 in lease exit costs. During the three years ended December 31, 2005 all prior lease exit costs were paid in full.
7)	Financial Instruments
The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available under the credit agreement at December 31, 2005 was approximately $15.0 million. The Company paid $50,000 representing a facility fee and bank costs for a two year commitment for the arrangement, whether or not any amounts are actually drawn on the line of credit.
The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures, without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at December 31, 2005. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.
Under this credit facility, the Company borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. These funds were used to provide working capital and to finance part of the acquisition of Xicom. The facility is secured by all of the Company’s assets, including accounts receivables, intangible, and fixed assets. We borrowed these funds and simultaneously entered into an interest rate swap agreement. The interest rate swap agreement establishes a fixed 5.61% interest rate on the term note for 18 months. On expiration of the swap, the interest rate will revert to LIBOR plus 150 basis points. The fair value adjustment for the swap was not material for the year ended December 31, 2005. The note is repayable in minimum principal installments of $250,000 per quarter, with interest due monthly, until May 1, 2008 at which time all remaining balances are due. At December 31, 2005, there was an outstanding balance of $4.75 million, with the Company making a $250,000 principal payment during 2005 and a remaining term of approximately 29 months.
The note expires in 2008 and the payment schedule of the note is as follows (in thousands):

2006	$1,000
2007	1,000
2008	2,750
2009	—
2010	—

Total	$4,750

8)	Commitments
Amounts paid under lease and rental agreements were $2.3 million, $1.9 million, and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records lease expense on a straight-line basis over the lease term when the lease contains escalating rent payments. Future minimum rentals under leases after December 31, 2005 are as follows (in thousands):

Commitments
2006	$2,692
2007	1,907
2008	1,205
2009	363
2010	214
Thereafter	—

Total commitments	$6,381

The lease for our Phoenix facility expires in July 2008 subject to an option to renew for two consecutive terms of five years each. The lease for the Chandler facility expires in October 2008 subject to an option for a five-year renewal. The lease for the San Diego facility expires in June 2010 subject to an option to renew for two consecutive terms of five years each. The lease for the Santa Clara facility expires in April 2007 subject to an option for a five-year renewal.
The Company currently subleases a portion of its Phoenix and Armer facilities. Rent expense was offset by $292,000, $283,000, and $275,000 for the years ended December 31, 2005, 2004 and 2003, respectively, for rent payments received through this sublease. Future minimum rentals under leases after December 31, 2005 have not been reduced by minimum sublease rentals of $489,000, $518,000, and 412,000 for the years ended December 31, 2006, 2007, and 2008 respectively. This sublease agreement expires in 2008.
The Company generally has commitments with certain suppliers and subcontract manufacturers to supply certain components and products and we estimate that non-cancelable obligations under these commitments were approximately $25.3 million at December 31, 2005, $23.4 million of which is anticipated to be paid in 2006. Payment due under these obligations for 2007-2009 are $729,000 and 2010-2014 are $1.2 million.
9)	Income Taxes
Income tax expense (benefit) amounted to $5.1 million, $(3.6) million, and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The federal tax rate for 2003 and 2004 was 34% while in 2005 the rate increased to 35%. The actual tax expense (benefit) for these periods differs from the Federal statutory tax expense for those periods as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Computed Federal statutory tax expense	$5,538	$3,351	$2,286
State tax expense (benefit)	530	(335)	207
Change in federal valuation allowance	—	(6,396)	1,282

Extra territorial income exclusion	(407)	(456)	(1,128)

Research and development credit	(400)	—	—
Other adjustments	(123)	192	(48)

Total	$5,138	$(3,644)	$2,599

Components of income tax expense (benefit) for 2005, 2004 and 2003 follow:

	Year ended December 31,
	Current	Deferred	Total
	(in thousands)
2005
Federal	$1,540	$2,773	$4,313
State	518	297	815
Foreign	10	—	10

Total	$2,068	$3,070	$5,138

2004
Federal	$1,942	$(5,080)	$(3,138)
State	77	(583)	(506)

Total	$2,019	$(5,663)	$(3,644)

2003
Federal	$(10)	$2,296	$2,286
State	56	257	313

Total	$46	$2,553	$2,599

Components of deferred tax assets and liabilities follow:

	December 31,
	2005	2004
	(in thousands)
Tax effect of net operating loss carryforwards:
Federal	$3,346	$5,714
State	253	323
Foreign	—	—
Tax credits	632	502
Reserves and accruals:
Compensated absenses	308	80
Inventory reserves	484	27
Bad debt reserves	254	129
263A Inventory	298	283
Warranty reserves	800	352
Deferred rent	314	110
Other reserves	662	153
Depreciation	(464)	(4)
Amortization of goodwill and intangibles	(2,083)	540

Net deferred tax assets	4,804	8,209
Valuation allowance	(2,546)	(2,546)

	$2,258	$5,663

During the year ended December 31, 2004, the Company reduced the valuation allowance related to the deferred tax assets to record such asset at the amount management believes is more likely than not to be realized through the generation of future taxable income. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was approximately $0 and $7.3 million, respectively. Of the decrease in the valuation allowance during the year ended December 31, 2004 approximately $7.0 million was recorded as a reduction of income tax expense, approximately $772,000 was recorded as an increase to additional paid-in capital and approximately $465,000 was recorded as an increase in deferred tax assets. In addition to the approximate $772,000 increase in additional paid-in capital for the release of the valuation allowance related to the tax benefits of stock option exercises in prior years, additional paid-in capital was increased for the tax benefit of stock option exercises during the year ended December 31, 2004 in the amount of approximately $1,063,000 for a total increase of approximately $1.8 million. Additional paid-in capital was increased for the tax benefit of stock option exercises during the year ended December 31, 2005 in the amount of approximately $836,000. At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $9.6 million expiring in various years from 2018 through 2022, federal alternative minimum tax credits of approximately $451,000 which do not expire, and general business tax credit carryforwards of approximately $181,000, which expire in various years from 2021 through 2025. These net operating losses and federal tax credits are available for utilization against taxable income/taxes payable of future periods, if any.
10)	Significant Customers and Foreign and Domestic Sales
During the years ended December 31, 2005, 2004 and 2003, no single customer represented more than 10% of our net sales. Because of the nature of our business, we anticipate that any customer who could potentially represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year. There are two customers, in the Amplifier segment, that accounted together for 27% of segment sales.
The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2005, 2004, and 2003 follow:

	Years ended December 31,
Region	2005	2004	2003

Asia	16%	21%	21%
Africa/Middle East	7%	10%	8%
Latin America	2%	2%	2%
Europe	15%	13%	16%
Canada	1%	1%	1%

Total Foreign Sales	41%	47%	48%
Domestic	59%	53%	52%

	100%	100%	100%

11)	Stockholders’ Equity
On June 4, 2004, the Board of Directors authorized management to purchase up to $10 million of the Company’s outstanding common stock. As of December 31, 2005, the Company had purchased and retired 402,600 shares under the program at a total cost of $2.8 million, which has been recorded as a reduction to additional paid-in capital of $2.6 million and a reduction to retained earnings of $236,000. This program expired on June 3, 2005 and was the only repurchase program authorized during 2005.
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
In February 2000, the Company completed an offering of 2,400,000 units, each consisting of one share of common stock and one five-year common stock purchase warrant, plus an additional 360,000 units sold pursuant to the underwriters’ over-allotment option, for a total of approximately $16.3 million cash, net of issuance costs. Each warrant was exercisable to purchase one share of common stock at a price of $8.75, subject to adjustment in certain circumstances, at any time after the warrants were issued until February 7, 2005. Commencing February 7, 2001, the Company could redeem the warrants for $0.01 per warrant upon no less than 30 days or more than 60 days notice mailed within five days after the closing sales price of the common stock has equaled or exceeded $10.9375 for each of 20 consecutive trading days. After December 31, 2004 but prior to the expiration date of February 7, 2005, 310,571 of our redeemable common stock purchase warrants were exercised. We received proceeds of $2.7 million related to the exercises and have issued 310,571 shares of our common stock to the former holders of the redeemable warrants. The remaining 1,832,966 unexercised warrants expired on February 7, 2005. The warrants were issued as part of our 2000 secondary offering and were redeemable at $8.75 per share.
The Company has the authority to issue ten million shares of preferred stock, par value $0.001 per share. At December 31, 2005 and 2004, no preferred shares were issued or outstanding.

12)	Segment Reporting
Below are the results of operations from the two operating segments. A comparable period is not shown because prior to the acquisition of Xicom, the Company operated as a single operating segment.

	Year ended December 31, 2005
	(in thousands)
	Sattelite electronics and
	broadcast equipment	Amplifiers	Unallocated	Total

Net sales	$70,848	$32,415	$—	$103,263
Operating income (expense)	27,423	1,656	(13,668)	15,411
Interest income, net	—	—	398	398

Income before income tax	$27,422	$1,672	$(13,270)	$15,824

Net income	$22,579	$1,377	$(13,270)	$10,686

Depreciation and amortization	$973	$1,405	$—	$2,378

Total assets	$57,722	$42,906	$—	$100,628

13)	Earning Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follow:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Numerator:
Net earnings	$10,686	$13,500	$4,125
Denominator:

Weighted average common shares for basic earnings per share	16,838	16,357	15,488
Net effect of dilutive stock options and warrants	862	779	230

Weighted average common shares for diluted earnings per share	17,700	17,136	15,718
Basic earnings per share:
Net earnings per basic share	$0.63	$0.83	$0.27
Diluted earnings per share:
Net earnings per diluted share	$0.60	$0.79	$0.26
Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than the average market price	693	485	1,648
Common stock warrants with $8.75 exercise price	—	2,144	2,144
14)	Acquisition — Business Combination
On May 27, 2005, the Company completed its acquisition of Xicom Technology, Inc. (“Xicom”). Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. The combination of Xicom’s amplifier products and RF technologies with the Company’s line of satellite modems and communications equipment makes the Company a full line supplier of satellite electronic systems.
The Company paid approximately $37.5 million in cash, $2.0 million in shares (219,708 shares valued at $9.10 per share based on the 20 day average) and assumed $5.0 million in debt for 100% of the common stock of Xicom. The purchase price has increased over the year, which was due to additional acquisition cost which is reflected in an increase to goodwill.
The purchase price recorded was calculated as follows:
Xicom Purchase Price
(in thousands)

Issuance of stock	$2,018
Acquisition costs	1,268
Cash	37,539
Assume debt	5,034

Total Purchase Price	$45,859
The purchase price was allocated as reflected below:
Purchase Allocation
(in thousands)

Cash	$242
Receivables	5,541
Other assets	108
Inventory	10,467
Prepaid expenses	341
Deferred tax benefit — current	1,453
Property and equipment	2,207
Accounts payable	(5,748)
Accrued liabilities	(2,338)
Long term obligations, less current	(436)
Deferred tax liability — non-current	(1,800)
Income tax payable	(58)
Customer advances	(1,823)
Core technologies	4,920
Customer Relationships	2,040
Covenant-not-to-compete	410

Excess of purchase price — Goodwill	$30,333
The following unaudited pro forma summary of condensed combined financial information presents the Company’s combined results of operations as if the acquisition of Xicom had occurred at the beginning of each period presented.
Year ended December 31, 2005
(in thousands, except per share data)

	2005	2004
Net sales	$113,048	$100,985
Net income	$8,727	$12,701

Net income per share, basic	$0.52	$0.77
Net income per share, diluted	$0.49	$0.73

15)	Employee Benefit Plans
401(k) Plan
The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. The Company provided contributions of $372,000, $194,000, and $184,000 respectively, for the years ended December 31, 2005, 2004 and 2003. Each participant may elect to contribute any portion of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. During the years ended December 31, 2005, 2004 and 2003, Radyne matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000. Xicom matches up to 4% of the employees annual pay.
Employee Stock Options
In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Option Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000 shares. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2005, the Company had 2,456,848 options outstanding under this plan and 587,448 options available for future issuance.
In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock. At December 31, 2005, the Company had 338,033 options outstanding under this plan and 350,544 options available for future issuance.
At December 31, 2005, the Company had a total of 2,794,881 options outstanding at exercise prices ranging from $2.25 to $14.63 per share. Of the total options, the Company had 25,993 options outstanding at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.719 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $46,000 and $146,000 at December 31, 2005 and 2004, respectively. A summary of the aforementioned stock plan activity follows:

		Weighted
		Average
	Number of	Price Per
	options	Share
Balance, December 31, 2002	3,308,047	$7.29

Granted	1,167,429	3.61
Cancelled	(999,615)	9.90
Forfeited	(230,304)	4.21
Exercised	(642,101)	2.92

Balance, December 31, 2003	2,603,456	$5.99

Granted	495,450	7.16
Forfeited	(40,788)	5.19
Exercised	(434,556)	3.64

Balance, December 31, 2004	2,623,562	$6.62

Granted	671,650	9.87
Forfeited	(37,660)	6.98
Exercised	(462,671)	4.46

Balance, December 31, 2005	2,794,881	$7.75
A summary of stock options outstanding at December 31, 2005 follows:

	Options Outstanding and Exerciseable
		Weighted
		average
		remaining	Weighted
	Number	contractual life	average
Range of exercise prices	outstanding	in years	exercise price

$2.25 to $3.50	285,748	4.30	$2.70
$3.51 to $4.75	215,856	5.53	4.12
$4.76 to $6.25	540,284	7.45	5.35
$6.26 to $7.50	636,184	7.03	6.78
$7.51 to $8.75	299,112	9.33	8.19
$8.76 to $10.00	124,327	8.65	9.05
$10.01 to $14.63	693,370	6.74	13.30

	2,794,881	6.96	$7.75
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
Executive officers, directors, and non-employees were not eligible for this offer. Additionally, employees who received options within six months and a day of the commencement of the exchange offer were not permitted to participate. The offer expired on January 22, 2003. The Company accepted for exchange options to purchase an aggregate of approximately 999,615 shares of the Company’s common stock, representing approximately 89% of the shares subject to options that were eligible to be exchanged under the offer. Subject to the terms and conditions of the offer, the Company granted new options to purchase 496,429 shares of common stock on July 23, 2003 at an exercise price of $2.26.

Employee Stock Purchase Plan
On June 15, 1999, the Company’s shareholders adopted the 1999 Employee Stock Purchase Plan (the Purchase Plan), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. There were 1,000,000 shares authorized for issuance under the plan. As of December 31, 2005, 260,862 shares remain unissued under the Purchase Plan. The Purchase Plan will be deemed a compensatory plan after the adoption of SFAS 123(R) due to the plan provisions.
16) Contingencies
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
17) Supplemental Financial Information
A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 follows:

	Balance at
Years ended December 31:	beginning of	Acquired Xicom			Balance at
(in thousands)	year	reserve	Additions	Deductions	end of year

2005	$350	473	331	350	$804
2004	$489	—	318	457	$350
2003	$339	—	398	248	$489
18) Quarterly Financial Data — Unaudited
A summary of the quarterly data for the years ended December 31, 2005 and 2004 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
		(in thousands, except per share data)
2005:
Total revenues	$13,709	$20,613	$32,146	$36,795	$103,263
Gross profit	7,126	9,640	13,366	15,880	46,012
Operating expenses	5,175	6,547	8,992	9,887	30,601
Earnings from operations	1,951	3,093	4,374	5,993	15,411
Net earnings	1,444	2,075	2,880	4,287	10,686
Basic earnings per share	$0.09	$0.12	$0.17	$0.25	$0.63
Diluted earnings per share	$0.08	$0.12	$0.16	$0.24	$0.60

2004:
Total revenues	$15,073	$12,020	$12,707	$16,778	$56,578
Gross profit	7,980	6,049	6,574	9,540	30,143
Operating expenses	4,705	4,720	4,934	6,391	20,750
Earnings from operations	3,274	1,329	1,640	3,150	9,393
Net earnings	$3,135	$1,323	$6,065	$2,977	$13,500
Basic earnings per share (1)	$0.19	$0.08	$0.37	$0.18	$0.83
Diluted earnings per share (1)	$0.18	$0.08	$0.36	$0.18	$0.79

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management has excluded Xicom Technology, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. Xicom Technology, Inc. is a wholly owned subsidiary of the Company whose total assets and total revenue represented 43% and 31%, respectively of the related consolidated financial statements amounts of the Company as of and for the year ended December 31, 2005.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report is included in our Annual Report on Form 10-K filed on March 16, 2006.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As described in “Management’s Annual Report on Internal Control over Financial Reporting,” and as permitted by guidance provided by the Securities and Exchange Commission on purchase business combinations, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Xicom Technology, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Radyne Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Radyne Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO.
Management has excluded Xicom Technology, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. Xicom Technology, Inc. is a wholly owned subsidiary of the Company whose total assets and total revenue represented 43% and 31%, respectively, of the related consolidated financial statements amounts of the Company as of and for the year ended December 31, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
March 14, 2006

Item 9B. Other Information
On March 14, 2006, the Compensation Committee of the Board of Directors recommended that the Board of Directors approve the Management Incentive Plan (the “MIP”) for fiscal year 2006 and the Board of Directors approved the MIP. Under the MIP, the executive officers of the Company could be awarded bonuses if the Company achieves specified before-tax profit performance objectives during 2006. Bonuses will not be awarded if the Company’s before-tax profitability fails to achieve specified levels. The MIP calls for the payments at a higher rate for amounts in excess of budgeted objectives.

PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding directors and executive officers of the Company is set forth under the captions “Board of Directors” and “Executive Officers and Compensation” in the Company’s Proxy Statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which will be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated by reference in this Form 10-K. The “Compensation Committee Report on Executive Compensation,” The Report of the Audit Committee” and the “Stock Price Performance Graph” contained in the 2006 Proxy Statement are not incorporated by reference in this Form 10-K.
The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technical Officer. A copy of the Company’s Code of Ethics will be mailed, at no charge, upon request submitted to Linda Dyvig, Investor Relations, Radyne Corporation Inc, 3138 East Elwood St., Phoenix, Arizona 85034. If the Company makes any amendment to, or grants any waivers of, a provision of the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.radn.com.
Item 11. Director and Executive Compensation
Information regarding director and executive compensation is set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in the 2006 Proxy Statement, which information is incorporated in this Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Principal Stockholders and Management” in the 2006 Proxy Statement, which information is incorporated in this Form 10-K by reference.
Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2005
The Company maintains the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.
The following table gives information about equity awards under the Company’s 1996 Plan, the 2000 Plan and the ESPP.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1]	2,794,881	$7.75	1,198,854 [2]
Equity compensation plans not approved by security holders	None	N/A	None
Total	2,794,881	$7.75	1,198,854

1	Of the total options outstanding, 338,033 and 2,456,848 have been granted under the 1996 Plan and the 2000 Plan, respectively.

2	Of these shares, 260,862 remain available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions
     Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which information is incorporated in this Form 10-K by reference.
Item 14. Principal Accounting Fees and Services
     Information regarding the Company’s principal accounting fees and services is set forth under the caption “Principal Accounting Fees and Services” in the 2006 Proxy Statement, which information is incorporated in this Form 10-K by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements:
The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8 above:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
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
Dated: March 14, 2006
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

Name	Title	Date

/s/ C.J. Waylan C.J. Waylan	Chairman of the Board of Directors	March 14, 2006
/s/ Lee Yip Loi Lee Yip Loi	Director	March 14, 2006
/s/ Dennis Elliott Dennis Elliott	Director	March 14, 2006
/s/ Michael A. Smith Michael A. Smith	Director	March 14, 2006
/s/ James J. Spilker James J. Spilker	Director	March 14, 2006
/s/ Robert C. Fitting Robert C. Fitting	Chief Executive Officer and Director	March 14, 2006
/s/ Malcolm C. Persen Malcolm C. Persen	Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	March 14, 2006
/s/ Garry D. Kline Garry D. Kline	Vice President and Controller (Principal Accounting Officer)	March 14, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation

3.2(2)*	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(3)	By-Laws, as amended and restated

10.1(a)(4)	***1996 Incentive Stock Option Plan

10.1(b)(5)	***Amendment to 1996 Incentive Stock Option Plan

10.2(6)	***1999 Employee Stock Purchase Plan

10.3(a)(7)	***2000 Long-Term Incentive Plan

10.3(b)(8)	***Amendment to 2000 Long-Term Incentive Plan

10.4(a)(9)	Lease by and between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b)(9)	First Amendment to lease by and between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c)(9)	Second Amendment to Lease by and between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5(10)	Lease Agreement dated November 11,1997 by and between Registrant and OMB Development I, L.L.C.

10.6(11)	Lease Agreement dated April 7th, 2000 by and between Xicom Technology, Inc. and Mission West Properties L.P. III

10.7(12)	Lease Agreement dated November 8th, 2004 by and between Registrant and RREEF AMERICA REIT II CORP., JJ

10.8(13)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.

10.9(14)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Robert C. Fitting

10.10(15)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann

10.11(16)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan

10.12(17)	***Employment Agreement, dated as of November 1, 2003 by and between Registrant and Robert C. Fitting

10.13(18)	***Amendment No. 1 to the Employment Agreement by and between Registrant and Robert C. Fitting effective December 31, 2005

10.14(19)	***Change of Control Agreement, dated May 13, 2004, by and between Registrant and Malcolm C. Persen

10.15(20)	***Employment Agreement by and between Registrant and Malcolm C. Persen dated as of March 9, 2005

10.16(21)	***Employment Agreement by and between Registrant and Carl Myron Wagner effective as of January 30, 2006

10.17(22)	Agreement and Plan of Merger, dated March 2, 2005, by and among Registrant, Xicom Acquisition Inc., Xicom Technology., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative.

10.18(23)	Amendment No. 1 to Agreement and Plan of Merger by and among Registrant, Xicom Acquisition Inc., Xicom Technology Inc., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (see signature page)

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

***	Indicates management compensatory contract, plan or arrangement

(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on June 3, 2005 (File No. 000-11685)

(3)	Incorporated by reference from exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)

(8)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(9)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(10)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(11)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005 (File No. 000-11685)

(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005 (File No. 000-11685)

(13)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(14)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(15)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(16)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(17)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003 (File No. 000-11685).

(18)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 17, 2006 (File No. 000-11685)

(19)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 11, 2004 (File No. 000-11685).

(20)	Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(21)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 17, 2006 (File No. 000-11685)

(22)	Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(23)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, as filed with the SEC on May 31, 2005 (File No. 000-11685)