Form 10-Q
period 2006-03-31
RADYNE CORP
filed 2006-05-10
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     The number of shares of the registrant’s common stock that were outstanding as of the close of business on May 1, 2006 was 17,979,499.

RADYNE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Radyne Corporation
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$21,643	$16,928
Accounts receivable — trade, net of allowance for doubtful accounts of $500 and $804, respectively	18,203	20,337
Inventories	22,085	18,057
Deferred tax assets	2,836	3,010
Prepaid expenses and other assets	862	864

Total current assets	65,629	59,196

Goodwill	30,557	30,333
Intangibles	6,421	6,706
Property and equipment, net	4,014	4,098
Other assets	264	295

Total Assets	$106,885	$100,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,408	$5,054
Accrued expenses	7,610	9,045
Customer advance payments	2,955	2,319
Current portion of long-term debt	1,000	1,000
Income taxes payable	105	609

Total current liabilities	18,078	18,027

Long-term debt, less current portion	3,500	3,750
Deferred tax liability	625	752
Deferred rent	278	413
Accrued stock option compensation	6	46

Total liabilities	22,487	22,988

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 17,749,444 shares and 17,334,467 shares, respectively	18	17
Additional paid-in capital	67,544	63,171
Retained earnings	16,844	14,450
Other comprehensive income	(8)	2

Total stockholders’ equity	84,398	77,640

Total Liabilities and Stockholders’ Equity	$106,885	$100,628

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$31,194	$13,709
Cost of sales	18,304	6,583

Gross profit	12,890	7,126

Operating expenses:
Selling, general and administrative	6,529	3,677
Research and development	2,724	1,498

Total operating expenses	9,253	5,175

Earnings from operations	3,637	1,951

Other (income) expense:
Interest expense	77	26
Interest and other income	(217)	(251)

Earnings before income taxes	3,777	2,176
Income tax expense	1,381	732

Net earnings	$2,396	$1,444

Earnings per share:
Basic	$0.14	$0.09

Diluted	$0.13	$0.08

Weighted average number of common shares outstanding:
Basic	17,557	16,473

Diluted	18,654	17,258

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,396	$1,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of property and equipment	(148)	(12)
Decrease in allowance for doubtful accounts	182	22
Deferred income taxes	48	598
Depreciation and amortization	894	235
Tax benefit from disqualifying dispositions	546	—
Amortization of stock compensation	563	—
Increase (decrease) in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	1,952	1,124
Inventories	(4,028)	(508)
Prepaids and other assets	27	(302)
Accounts payable	1,131	233
Accrued expenses	(1,569)	(1,738)
Income taxes payable	(504)	(35)
Customer advance payments	635	496
Accrued stock bonus	(40)	—

Net cash provided by operating activities	2,085	1,557

Cash flows from investing activities:
Capital expenditures	(554)	(321)
Proceeds from sales of property and equipment	179	14

Net cash used in investing activities	(375)	(307)

Cash flows from financing activities:
Payment of notes payable	(250)	—
Exercise of stock options	2,484	340
Exercise of redeemable warrants	—	2,717
Tax benefit from disqualifying dispositions	781	69
Principal payments on capital lease obligations	—	(2)

Net cash provided by financing activities	3,015	3,124

Effects of exchange rate changes on cash and cash equivalents	(10)	—

Net increase in cash and cash equivalents	4,715	4,374
Cash and cash equivalents, beginning of year	16,928	39,300

Cash and cash equivalents, end of quarter	$21,643	$43,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$6

Cash paid for taxes	$510	$101

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Notes to Condensed Consolidated Financial Statements
(Information for March 31, 2006 and 2005 is Unaudited)

1) Basis of Presentation
The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of the Securities Exchange Commission (the “Commission”) promulgated by Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A copy of the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investor Info section.
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
2) Employee Stock Options
The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods prior to December 31, 2005. In
December 2005, the Company accelerated the vesting of all ‘unvested’ stock options and recorded a charge, in accordance with APB25, related to the future expected forfeiture rate on the accelerated options.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment , and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
Prior to the adoption of SFAS 123(R), the Company accelerated the vesting of employee stock options, which would have resulted in $3.5 million in stock option compensation expense over the vesting term of the options.
The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation for 2005:

	Three Months Ended
	March 31, 2005
	(in thousands,
	except per share data)
	2006	2005
Net earnings:
Pre-tax stock-based compensation expense assuming fair value method applied to all awards	$563	$381

Stock-based compensation expense, net of tax	$357	$229

Net earnings, as reported	$2,396	$1,444
Fair value effect of stock-based compensation not reported in net earnings, net of tax	—	(229)

Pro forma net earnings	$2,396	$1,215

Earnings per share:
Basic — as reported	$0.14	$0.09

Basic — pro forma	$0.14	$0.07

Diluted — as reported	$0.13	$0.08

Diluted — pro forma	$0.13	$0.07

Stock Compensation Expense
SFAS 123(R) resulted in stock option expense of $563,000, $357,000 after tax, during the quarter ended March 31, 2006. The impact to diluted earnings per share for the first quarter was approximately $0.02. There was no share-based compensation cost that was capitalized. Below is an allocation of the expense:

(in thousands)
Cost of sales	$52
Research and development	38
Selling, general and administrative	473

Total stock compensation expense	$563

The Company will recognize $698,000 in compensation expense related to non-vested options with a weighted average period remaining of 2.54 years.
Assumptions
The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). The Company made assumptions for the three categories of compensation expense recorded during the period: stock options, employee stock purchase plan, and awards granted. Since executives and non-executives have different historical option exercise patterns, the Company grouped its assumptions into categories for options issued under these categories. The expected term was determined to be 6 years for executives and 3 years for non-executives based on these historical option exercises and excluding grants that the Company determined were not reflective of the current business environment. Volatility was calculated using the Company’s historical volatility rates averaged with peer historical rates. The risk free interest rate was calculated using the current quoted rates from U.S. Government Treasury instruments. For the employee stock purchase plan historical information was used from the prior 6 month period to determine the term and volatility. A stock award was granted during the quarter to the new President of the Company. The award issued was 10,000 shares with a fair value of $137,000 which was expensed immediately as there were no restrictions on the award.

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Expected term (years)	5.52	4.00
Risk-free interest rate	4.29%	4.50%
Dividend yield	—	—
Volatility	79%	45%
Option Activity
The Company currently has two share-based compensation programs, the 1996 Incentive Stock Option Plan (the 1996 Plan) and the 2000 Long-Term Incentive Stock Option Plan (the 2000 Plan). The 1996 Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000 shares. The option price per share under the Plan and the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. As of March 31, 2006, 225,544 and 577,448 shares remained available for equity grants under the 1996 Plan and the 2000 Plan, respectively. The Board of Directors grant options with a ten year contractual term with a vesting schedule of 25% vesting immediately and the rest vest over a three year period. The following table summarizes option activity under the plans as of March 31, 2006 and changes during the period then ended.

		Weighted -		Aggregate
	Number of	Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
Activity	(in thousands)	Price	Term	(in thousands)

Outstanding at December 31, 2005	2,795	$7.75
Granted	125	13.77
Exercised	(405)	6.13
Cancelled or expired	—	—

Outstanding at March 31, 2006	2,515	$8.31	6.93	$19,264

Vested and Expected to Vest	2,505	$8.29	0.05	$19,239

Exercisable at March 31, 2006	2,427	$8.11	6.83	$19,076

The weighted-average grant-date fair value of share options granted during the three-month period March 31, 2005 and 2006 were $9.33 and $3.67, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price of $15.97 as of March 31, 2006 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The actual tax benefit realized from stock option exercises totaled $1.1 million for the quarter ended March 31, 2006.
The following is a summary of the non-vested shares for the three month period ending March 31, 2006:

	Number of	Weighted
	Options	Average Grant –
Activity	(in thousands)	Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	125	13.77
Vested	38	13.77
Cancelled or expired	—	—

Outstanding at March 31, 2006	87	$13.77

The Company granted an award of 10,000 shares valued at $13.70 under the 2000 Plan. There were no restriction on the award and no others granted.
The Company has an Employee Stock Purchase Plan (“ESPP”), which was adopted by the Company’s shareholders in 1999. Under the terms of ESPP, eligible employees of the Company are offered options to purchase shares of the Company stock at a price equal of the fair market value on the first or last day, whichever was lower, of each six-month offering period. As a result of these terms, the Company is required to record expense in the consolidated statements of operations related to the ESPP subsequent to the adoption date of SFAS 123(R). Therefore, the Company has recognized $99,000 in compensation pre-tax expense under the ESPP plan during the first quarter of 2006. There were 1,000,000 shares authorized for issuance under the plan. As of March 31, 2006, 260,862 shares remain unissued under the Purchase Plan.
3) Earnings Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months
	Ended March 31,
	(in thousands,
	except per share data)
	2006	2005
Numerator:
Net earnings	$2,396	$1,444

Denominator:
Weighted average common shares for basic earnings per share	17,557	16,473

Net effect of dilutive stock options and warrants	1,097	785

Weighted average common shares for diluted earnings per share	18,654	17,258

Basic earnings per share:
Net earnings per basic share	$0.14	$0.09

Diluted earnings per share:
Net earnings per diluted share	$0.13	$0.08

Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than average market price	447	501
4) Inventories

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials and components	$16,406	$12,694
Work-in-process	3,838	3,874
Finished goods	1,841	1,489

	$22,085	$18,057

5) Property and Equipment

	March 31,	December 31,
	2006	2005
	(in thousands)
Machinery and equipment	$6,196	$6,135
Furniture and fixtures	1,128	1,452
Leasehold improvements	627	625
Demonstration units	1,959	2,154
Computers and software	2,414	1,690

	12,324	12,056

Less accumulated depreciation and amortization	(8,310)	(7,958)

	$4,014	$4,098

6) Accrued Expenses

	March 31,	December 31,
	2006	2005
	(in thousands)
Wages, vacation and related payroll taxes	$2,414	$4,136
Professional fees	559	569
Warranty reserve	2,338	2,101
Commissions	1,002	738
Deferred rent	513	495
Other	784	1,006

	$7,610	$9,045

7) Concentrations of Risk
The Company had one customer in the satellite electronics and broadcast equipment and two customers in the amplifier segment accounts receivable that accounted for more than 10%, during the three months ended March 31, 2006. The Company did not have a customer that amounted to 10% of consolidated accounts receivable at March 31, 2006 or during the year ended December 31, 2005. The Company had one customer that amounted to more than 10% of the satellite electronics and broadcast equipment segment sales in during the first quarter of 2006. The Company did not have a customer that amounted to 10% of consolidated sales for the three month period ended March 31, 2006. There were two customers, in the amplifier segment, that accounted together for more than 10% of segment sales for the year ended December 31, 2005.
8) Acquisition — Business Combination
The Company paid approximately $37.5 million in cash, $2.0 million in shares (219,708 shares) and assumed $5.0 million in debt for Xicom Technology, Inc. in May of 2005. The purchase price has increased over the quarter due to additional identified liabilities, which existed at the date of acquisition but had not been recorded, which are reflected as an increase to goodwill.
The recorded purchase price was calculated as follows:
Xicom Purchase Price
(in thousands)

Issuance of stock	$2,018
Acquisition costs	1,268
Cash	37,539
Assume debt	5,258

Total Purchase Price	$46,083
The following unaudited pro forma summary of condensed combined financial information presents the Company’s combined results of operations as if the acquisition of Xicom had occurred at the beginning of the period presented.

Three months ended
March 31, 2005
(in thousands,
except per share data)
Net sales	$21,367
Net income	$1,132

Net income per share, basic	$0.07
Net income per share, diluted	$0.06
Pro forma amounts for the three months-ended March 31, 2005 have been computed from the unaudited Radyne condensed consolidated statement of income for the three months-ended March 31, 2005 combined with the unaudited results of operations for Xicom for the three months-ended December 31, 2004.
9) Segment Reporting
The Company has been organized into two operating segments: 1) satellite electronics and broadcast equipment, represented by Radyne and Tiernan brand products; and 2) amplifiers, represented by Xicom products. Each segment is organized and managed separately for the purposes of making key decisions such as sales/marketing, product development and capital allocation. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available, about these two segments. The chief operating decision maker for the Company is the CEO.
Below are the results of operations from these two operating segments. A comparable period is not shown because prior to the acquisition of Xicom in May 2005, the Company was operated as a single operating segment. For further discussion of these results, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three months ended March 31, 2006
(in thousands)

	Satellite
	electronics
	and broadcast
	equipment	Amplifiers	Corporate	Total
Net sales	$16,305	$14,889	$—	$31,194
Operating income	6,180	1,411	(3,954)	3,637
Interest income, net	—	(21)	(119)	(140)

Income before income tax	$6,181	$1,432	$(3,836)	$3,777

Net income	$5,060	$1,172	$(3,836)	$2,396

Depreciation and amortization	$265	$629	$—	$894

Total assets	$92,505	$14,380	$—	$106,885

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the three months ended March 31, 2006 and 2005 follow:

	Three Months ended March 31,
Region	2006	2005
Asia	23%	27%
Africa/Middle East	5%	5%
Europe	15%	13%
Americas	2%	3%

Total Foreign Sales	45%	48%
Domestic	55%	52%

	100%	100%

For March 31, 2005 percent of sales includes the historic Radyne information only. The acquisition of Xicom was not completed until May of 2005 which is reflected in the March 31, 2006 percent of sales.
10) Financial Instruments
The Company currently has an outstanding balance on a note payable of $4.5 million with a remaining term of approximately 25 months. The Company made a principal payment of $250,000 during the quarter. The Company has an interest rate swap agreement to establish a fixed 5.61% interest rate on the term note for a period of 18 months. The swap agreement has approximately 7 months remaining. Upon expiration of the swap, the interest rate will revert to LIBOR plus 150 basis points. The fair value adjustment for the swap was not material for the three months ended March 31, 2006.
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
12) Intangibles
The increase in goodwill during the first quarter of 2006 is attributed to additional identified liabilities recognized in the quarter.

(in thousands)
Goodwill
Balance as of December 31, 2005	$30,333
Additions	224

Balance as of March 31, 2006	$30,557

Intangible assets subject to amortization were acquired in May 2005. Amortization for the three month period ended March 31, 2006 is presented below:

	Amortization		Accumulated
(in thousands)	period - years	Cost	amortization	Net
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$410	$4,510
Customer Relationship	4	2,040	425	1,615
Covenant-not-to Compete	3	410	114	296

Total		$7,370	$949	$6,421

Amortization expense for the quarter ended March 31, 2006, was $285,000. Amortization expenses for 2006 are expected to be $1.1 million, 2007 — $1.1 million, 2008 — $1.1 million, 2009 — $705,000, 2010 — $492,000, and thereafter — $2.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year, the primary factors that caused those changes, and how certain accounting principles, policies and estimates affect our financial statements. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
Except for the historical information contained herein, statements contained in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements. For other events that may affect the Company’s business, please see Factors That May Affect Radyne’s Business and Future Results.
Overview
The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company employs 331 people throughout the USA, Europe and Asia. The Company has two segments: 1) satellite electronics and broadcast equipment; represented by the Radyne and Tiernan brands; and 2) amplifiers; represented by the Xicom products. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and San Diego and Santa Clara, California, and sales or service centers in Manassas, Virginia; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; the United Kingdom; Norway; and Russia. We serve customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television, and the United States government.
     The following were some of the highlights and recent developments for the three months ended March 31, 2006:
•	The Company recorded its twelfth consecutive profitable quarter.

•	For the quarter, the Company reported record sales of $31.2 million, representing a 128% increase from first quarter of the prior year quarter.

•	Bookings (orders received) also were at a record high during the three months of 2006, an increase of 142% over the equivalent period of 2005. Backlog also increased 260% over the previous comparable period.

•	Earnings for the quarter were $2.4 million or $0.13 per fully diluted share.
Additional information on these and other operating results are described in detail below.
Results of Operations
     Sales. Net sales generally consist of sales of products, net of returns and allowances. The following table summarizes the year-over-year comparison of our revenue for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Sales	$31,194	$13,709	$17,485	128%
     The increase of $14.9 million is due to the acquisition of Xicom. The additional increase of $2.6 million is due to increased sales from the Company’s satellite electronics and broadcast equipment segment. The increase in sales of the satellite electronics and broadcast equipment segment is due to improved market conditions, competitive pricing, upgraded/enhanced equipment to already established products, and new product introductions. Based on current order backlog (see below) and other market activity, management anticipates that sales will continue at rates comparable to the current quarter during the next quarter and the remainder of the year. However, there is no assurance that this sales rate can be maintained.
     Cost of sales, gross profit and gross margin. Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, and quality assurance, depreciation of equipment, and indirect manufacturing costs. In addition, any expense related to adjusting the value of excess or obsolete inventory to reflect current market values (when lower than original cost) is included in cost of sales. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following table summarizes the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Cost of Sales	$18,304	$6,583	$11,721	178%
Gross Profit	$12,890	$7,126	$5,764	81%
Gross Margin %	41%	52%	-11%
     Gross profit increased 23% in the Company’s pre-acquisition product lines (Radyne and Tiernan) compared to the same quarter of 2005. The increase was mainly due to the increase in sales from the satellite electronics and broadcast equipment segmented business for the quarter and the additional sales from Xicom. The increase in cost of sales and related decline in gross margin resulted primarily from Xicom sales, which do not have the same level of margins as the satellite electronics and broadcast equipment segment.
     Management believes that gross margins may decline further as a result of Xicom’s historic margin rate, volume pricing on large Radyne orders and competitive pressure on Tiernan products. Management continues to focus on manufacturing efficiencies with its core and newly acquired business which we believe will mitigate some of the market pressures on margins. During the first quarter 2006, the adoption of SFAS 123(R) amounted to $52,000 of compensation expense in cost of sales. For the forthcoming quarters of 2006, management believes that additional equity compensation expense will increase cost of sales and further decrease gross profits and gross margins.
     Selling, general and administrative (“SG&A”). Sales and marketing expenses consist of salaries, commissions for marketing and support personnel, and travel. Executives and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Selling, general & administrative	$6,529	$3,677	$2,852	78%
Percentage of sales	21%	27%	-6%
     The change in selling, general and administrative expenses is largely attributable to the inclusion of Xicom ($1.8 million). The increase also resulted from increases in stock compensation expense ($473,000), accounting and audit relating fees ($264,000), and employee incentive expense ($279,000).
     Typically, our SG&A correlates to over all the Company’s sales due to items such as sales commission and management incentive compensation. In addition, management believes that SG&A will continue to increase during the coming year due to the adoption of SFAS 123(R). We believe that although SG&A will increase in absolute terms over the remainder of this year as a result of these factors, as a proportion of sales, it will decrease as we enjoy cost economies resulting from increased sales volume.
     Research and development (“R&D”). Research and development expenses consist primarily of salaries and personnel-related costs, development materials, and new and ongoing product development expenses. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Research and development	$2,724	$1,498	$1,226	82%
Percentage of sales	9%	11%	-2%
     The addition of Xicom research and development expenses during the period increased R&D by $919,000. The remainder of the increase was largely due to new product development in the Company’s Tiernan brand ($235,000) which includes recently introduced new HDTV decoders and audio receivers. Also, during the first quarter of 2006, the adoption of SFAS 123(R) amounted to $38,000 in additional compensation expense.
     The Company will continue to invest in new product development and upgrades to coincide with its strategic goals. For the forthcoming quarters of 2006, management expects R&D expense levels to remain, as a proportion of sales, similar to current levels.
     Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Income taxes	$1,381	$732	$649	89%
Percentage of sales	4%	5%	-1%
     During the first quarter of 2006, the Company’s income tax expense increased, compared to the equivalent period in 2005, because of an increase in taxable income and an increase in our expected effective tax rate from 33.6% to 36.6%. The increase in the tax rate resulted from the Company moving to a higher tax bracket and effects of employee stock option exercises.
     Management believes that, assuming the Company achieves current forecasts, the current tax rate is indicative of the tax rate for the remainder of the year.
     Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative expenses and research & development expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the earnings available to each fully diluted share of common stock for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Net earnings	$2,396	$1,444	$952	66%
Diluted EPS	$0.13	$0.08	$0.05	63%
     Net earnings per diluted share increased $0.05 for the quarter ended March 31, 2006. That amount includes expenses (after taxes) of $0.02 due to the adoption of SFAS 123(R). The increase in earnings resulted primarily from the inclusion of Xicom and increased profitability by the Company’s pre-acquisition business.
     The Company believes that current sales and expenses levels coupled with the acquisition of Xicom should result in profit levels consistent with current performance over the remainder of this year. However, there is no assurance that profits will continue in future periods.
     Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The Company charges cancellation fees for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to the Company. The following table summarizes the year-over-year comparison of bookings (orders taken) and backlog (orders to be shipped in future periods) for the periods presented below:

	Three months ended March 31,
	(in thousands)
	2006	2005	Change	%
Bookings	$32,702	$13,509	$19,193	142%
Ending Backlog	$33,755	$9,385	$24,370	260%
     The increase in bookings is due primarily to the addition of Xicom ($14.2 million). Additionally, bookings in the Company’s satellite electronics and broadcast equipment segment increased 44%, resulting in a 59% increase in backlog compared to the first quarter of 2005. The increase resulted from continued market growth, and strong customer acceptance of the segment’s new products.
     Management believes that this order backlog is consistent with our sales budgets for the remainder of the year. Typically, both bookings and backlog decline, due to seasonal variations, during the fourth and first quarters. Hence, Management anticipates seasonal improvement over the remainder of 2006. However, there are no assurances that order backlog will continue to increase, and may even decrease.
Liquidity and Capital Resources
     The Company had cash and cash equivalents totaling $21.6 million at March 31, 2006 compared to $16.9 million at December 31, 2005, an increase of $4.7 million. This resulted from cash from operations ($2.1 million) and the exercise of employee stock options ($2.5 million) and related tax benefits ($781,000) offset by net investing activities ($375,000).
Operating Activities:
     Net cash provided by operating activities for the first three months of 2006 was $2.1 million as compared to $1.6 million for the first three months of 2005. Net cash provided by operating activities primarily resulted from net earnings of $2.4 million. Cash from operations was provided by depreciation and amortization of $900,000, stock compensation related expenses of $563,000 million, a decrease in accounts receivable of $2.0 million, an increase in accounts payable of $1.1 million, and an increase in customer advance payments of $635,000. Cash used from operations included an increase in inventories of $4.0 million and a decrease in accrued expenses of $1.6 million. The Company expects to continue to build inventory levels over the next three quarters to support growing sales and to assure supplies of certain key components used in the manufacturing of amplifiers and HDTV encoders.
Investing Activities:
     Net cash used in investing activities for the first three months of 2006 was $375,000 as compared to $307,000 for the three months of 2005. Capital expenditures consumed $554,000 of cash, offset by $179,000 of proceeds from sales of assets. Management believes that capital expenditures will continue to be similar to rates of depreciation for the foreseeable future.
Financing Activities:
     Net cash of $3.0 million provided by financing activities for the first three months of 2006 consisted of $2.5 million from stock option exercises as compared to $2.7 million of redeemable warrants and $340,000 stock option exercises in the first quarter of 2005. The Company used $250,000 of cash to reduce the current debt borrowed from the Company’s bank. Management expects to continue to make quarterly payments of this amount for the foreseeable future.
Liquidity Analysis
     The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available to us under the credit agreement at March 31, 2006 was approximately $10.5 million. The Company paid approximately $50,000 representing a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.
     The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at March 31, 2006. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.
     Under this credit facility, we borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. These funds were used to provide working capital and to finance the acquisition of Xicom. We borrowed these funds and simultaneously entered into an interest rate swap agreement, which expires in November, 2006. The swap agreement limits our interest rate exposure, during the term of the agreement, to 5.61%. During the quarter, the Company made principal payments in the amount of $250,000. See Notes to Condensed Consolidated Financial Statements (note 10 — Financial Instruments) for further detail.
     Contractual Obligations
     As of March 31, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption Contractual Obligations.
     Off Balance Sheet Arrangements
     The Company does not have any off balance sheet arrangements as defined by Regulation S-K 229.303(a)(4) promulgated under the Securities Exchange Act of 1934.
Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Commission amended the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company adopted this revised SFAS 123(R) effective January 1, 2006. For the impact of adoption SFAS
123(R), see Notes to Condensed Consolidated Financial Statements (note 2 — Employee Stock Options).
     In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee’s control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features, and as a result, the FSP will not impact the Company’s consolidated financial statements.
Factors That May Affect Radyne’s Business and Future Results
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Item 1A. of the 2005 Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:
•	our ability to successfully integrate acquisitions, including, in particular, the Xicom acquisition;

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	the potential effects of an earthquake or other natural disaster at our manufacturing facilities;

•	availability of future taxable income to be able to realize the deferred tax assets;

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	new accounting rules;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital; and

•	our level of success in effectuating our strategic plan;

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
     Statements in this Report on Form 10-Q, including those set forth in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be considered “forward looking statements” within the meaning of Section 21E of the Securities Act of 1934.
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
Item 3. Quantitative and Qualitative Disclosures About Financial Market Risk
     The Company is exposed to certain financial market risks in the ordinary course of our business. These risks result primarily from changes in interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.
     The Company is also exposed to market risk on our financial instruments from changes in interest rates. As of March 31, 2006, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest swap arrangement in order to fix the rate of interest on a term loan. The arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the swap agreement, the loan will revert to a variable interest rate as described above in Liquidity Analysis and Notes to Condensed Consolidated Financial Statements (note 10 — Financial Instruments).
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
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective.
     There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Dated: May 10, 2006

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