Form 10-Q
period 2006-06-30
RADYNE CORP
filed 2006-08-09
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                               Accelerated filer ☑                           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
     The number of shares of the registrant’s common stock that were outstanding as of the close of business on August 1, 2006 was 18,223,624.

RADYNE CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Radyne Corporation
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$24,886	$16,928
Accounts receivable — trade, net of allowance for doubtful accounts of $467 and $804, respectively	22,321	20,337
Cost in excess of billings	218	—
Inventories	21,655	18,057
Deferred tax assets	3,017	3,010
Income tax receivable	1,021	—
Prepaid expenses and other assets	702	864

Total current assets	73,820	59,196

Goodwill	29,950	30,333
Intangibles	6,137	6,706
Property and equipment, net	3,734	4,098
Other assets	254	295

Total Assets	$113,895	$100,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,194	$5,054
Accrued expenses	9,045	9,045
Customer advance payments	1,615	2,319
Current portion of long-term debt	1,000	1,000
Income taxes payable	—	609

Total current liabilities	16,854	18,027

Long-term debt, less current portion	3,250	3,750
Deferred tax liability	382	752
Deferred rent and other	232	459

Total liabilities	20,718	22,988

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 18,217,024 shares and 17,334,467 shares, respectively	18	17
Additional paid-in capital	73,155	63,171
Retained earnings	19,999	14,450
Other comprehensive income	5	2

Total stockholders’ equity	93,177	77,640

Total Liabilities and Stockholders’ Equity	$113,895	$100,628

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$34,633	$20,613	$65,826	$34,321
Cost of sales	20,203	10,973	38,506	17,556

Gross profit	14,430	9,640	27,320	16,765

Operating expenses:
Selling, general and administrative	7,044	4,715	13,573	8,392
Research and development	2,617	1,832	5,340	3,330

Total operating expenses	9,661	6,547	18,913	11,722

Earnings from operations	4,769	3,093	8,407	5,043

Other (income) expense:
Interest expense	68	54	146	80
Interest and other income	(235)	(238)	(452)	(488)

Earnings before income taxes	4,936	3,277	8,713	5,451
Income tax expense	1,781	1,202	3,162	1,935

Net earnings	$3,155	$2,075	$5,551	$3,516

Earnings per share:
Basic	$0.18	$0.12	$0.31	$0.21

Diluted	$0.17	$0.12	$0.30	$0.20

Weighted average number of common shares outstanding:
Basic	18,012	16,727	17,786	16,601

Diluted	18,800	17,410	18,674	17,337

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$5,551	$3,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of property and equipment	(203)	(21)
Decrease in allowance for doubtful accounts	152	6
Deferred income taxes	335	1,611
Depreciation and amortization	1,758	623
Tax benefit from stock plan dispositions	1,199	116
Amortization of stock compensation	1,128	—
Increase (decrease) in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	(2,136)	(1,936)
Cost in excess of billings	(218)	—
Inventories	(3,598)	(339)
Income tax receivable	(1,021)	—
Prepaids and other assets	194	18
Accounts payable	(83)	(877)
Accrued expenses	(188)	(828)
Income taxes payable	(609)	(22)
Customer advance payments	(704)	277
Accrued stock option compensation	(40)	(5)

Net cash provided by operating activities	1,517	2,139

Cash flows from investing activities:
Acquisition of Xicom, net of cash acquired	(104)	(43,346)
Capital expenditures	(913)	(652)
Proceeds from sales of property and equipment	298	26

Net cash used in investing activities	(719)	(43,972)

Cash flows from financing activities:
Net borrowing from notes payable	—	5,000
Payment of notes payable	(500)	—
Exercise of stock options	5,875	445
Exercise of redeemable warrants	—	2,718
Net proceeds from sales of common stock to employees	610	274
Tax benefit from stock plan dispositions	1,172	—
Principal payments on capital lease obligations	—	(4)

Net cash provided by financing activities	7,157	8,433

Effects of exchange rate changes on cash and cash equivalents	3	(1)

Net increase in cash and cash equivalents	7,958	(33,401)

Cash and cash equivalents, beginning of year	16,928	39,300

Cash and cash equivalents, end of quarter	$24,886	$5,899

Supplemental disclosures of cash flow information:
Cash paid for interest	$151	$80

Cash paid for taxes	$2,085	$231

Supplemental disclosure of non-cash investing activity:
Adjustments for Xicom acquisition accounting	$488	$—

Issuance of 219,709 shares of common stock for Xicom acquisition	$—	$2,018

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation
Notes to Condensed Consolidated Financial Statements
(Information for June 30, 2006 and 2005 is Unaudited)

1) Basis of Presentation
The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of the Securities Exchange Commission (the “Commission”) promulgated by Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A copy of the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investor Info section.
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
2) Employee Stock Options
The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods prior to December 31, 2005. In December 2005, the Company accelerated the vesting of all ‘unvested’ stock options and recorded a charge of $365,000, in accordance with APB 25, related to the future expected forfeiture rate on the accelerated options. As a result of the vesting acceleration, options to purchase approximately 1.4 million shares became exercisable immediately. Under recently issued Financial Accounting Standard Board Statement No. 123(R), “Share-Based Payments,” which the Company did adopt effective January 1, 2006, the Company would have been required to recognize approximately $3.5 million in additional stock compensation expense over the remaining vesting term of the unvested options in its income statement. By vesting these options, the Company will reduce future stock compensation expense.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation for 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net earnings:
As reported	$2,075	$3,516
Fair value of stock options, after taxes	(145)	(371)

Pro forma net earnings	$1,930	$3,145

Earnings per share:
Basic — as reported	$0.12	$0.21
Basic — pro forma	$0.12	$0.19

Diluted — as reported	$0.12	$0.20
Diluted — pro forma	$0.11	$0.18
Stock Compensation Expense
SFAS 123(R) resulted in stock option expense during the three and six-month period ended June 30, 2006. There was no share-based compensation cost capitalized during the quarter. Below is an allocation of the expense:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share data)
Cost of sales	$85	$137
Research and development	105	143

Selling, general and administrative	375	848

Total stock compensation expense	$565	$1,128

Total stock compensation expense, after tax	$361	$719

Diluted earnings per share impact	$0.02	$0.04

Assumptions
The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). The Company made assumptions for the three categories of compensation expense recorded during the period: stock options, employee stock purchase plan, and awards granted. Since executives and non-executives have different historical option exercise patterns, the Company grouped its assumptions into categories for options issued under these categories. The expected term was determined to be 6 years for executives and 3 years for non-executives based on these historical option exercises and excluding grants that the Company determined were not reflective of the current business environment. Volatility was calculated using the Company’s historical volatility rates. The risk free interest rate was calculated using the current quoted rates from U.S Government Treasury instruments. For the employee stock purchase plan, historical information was used from the prior six-month period to determine the term and volatility.

	Three Months
	Ended June 30,
	2006	2005
	(in thousands)
Expected term (years)	3.53	4.00
Risk-free interest rate	4.97%	4.50%
Dividend yield	—	—
Volatility	62%	45%

	Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Expected term (years)	4.29	4.00
Risk-free interest rate	4.71%	4.50%
Dividend yield	—	—
Volatility	69%	45%
Option Activity
The Company currently has two option-share-based compensation programs, the 1996 Incentive Stock Option Plan (the “1996 Plan”) and the 2000 Long-Term Incentive Stock Option Plan (the “2000 Plan”). The 1996 Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. In November 1998, the 1996 Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the 2000 Plan that increased the shares available for issuance by 1,500,000 to 4,000,000 shares. The option price per share under the 1996 Plan and the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. As of June 30, 2006, 25,544 and 577,448 shares remained available for equity grants under the 1996 Plan and the 2000 Plan, respectively. Typically, the Board of Directors grant options with a ten year contractual term with a vesting schedule of 25% vesting immediately and the balance vesting equally over a three year period. The following table summarizes option activity under the plans as of June 30, 2006 and changes during the period then ended.

		Weighted -		Aggregate
	Number of	Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
Activity	(in thousands)	Price	Term	(in thousands)
Outstanding at December 31, 2005	2,795	$7.75
Granted	325	13.06
Exercised	(809)	7.27
Cancelled or expired	—	—

Outstanding at June 30, 2006	2,311	$8.67	7.01	$7,909

Vested and Expected to Vest	2,280	$8.61	6.97	$7,909

Exercisable at June 30, 2006	2,073	$8.17	6.69	$7,909

The weighted-average grant-date fair value of share options granted during the six-month periods ended June 30, 2006 and 2005 were $7.33 and $3.39, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price of $11.38 as of June 30, 2006 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The actual tax benefit realized from stock plan dispositions totaled $2.4 million for the year to date ended June 30, 2006. In accordance with FAS123(R), in the Consolidated Statement of Cash Flows, the Company reclassed $1.2 million of tax benefits from stock plan dispositions from cash provided by operations to cash provided by financing activities.
The following is a summary of the non-vested shares for the six-month period ending June 30, 2006:

	Number of	Weighted Average
	options	Grant-Date Fair
Activity	(in thousands)	Value
Outstanding at December 31, 2005	—	$—
Granted	325	13.06
Vested	88	13.06
Cancelled or expired	—	—

Outstanding at June 30, 2006	237	$13.06

The Company will recognize $1.3 million in future compensation expense related to non-vested options with a weighted average vesting period remaining of 2.52 years. The Company has an Employee Stock Purchase Plan (“ESPP”), which was adopted by the Company’s shareholders in 1999. Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of the Company stock at a price equal to the fair market value on the first or last day, whichever was lower, of each six-month offering period. As a result of these terms, the Company is required to record expense in the consolidated statements of operations related to the ESPP subsequent to the adoption date of SFAS 123(R). Therefore, the Company has recognized $101,000 in compensation pre-tax expense under the ESPP during the second quarter of 2006. There were 1,000,000 shares authorized for issuance under the ESPP. As of June 30, 2006, 197,756 shares remain unissued under the ESPP.
3) Earnings Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months
	Ended June 30,
	(in thousands,
	except per share data)
	2006	2005
Numerator:
Net earnings	$3,155	$2,075

Denominator:
Weighted average common shares for basic earnings per share	18,012	16,727

Net effect of dilutive stock options and warrants	788	683

Weighted average common shares for diluted earnings per share	18,800	17,410

Basic earnings per share:
Net earnings per basic share	$0.18	$0.12

Diluted earnings per share:
Net earnings per diluted share	$0.17	$0.12

Options excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than average market price	553	851

	Six Months
	Ended June 30,
	(in thousands,
	except per share data)
	2006	2005
Numerator:
Net earnings	$5,551	$3,516

Denominator:
Weighted average common shares for basic earnings per share	17,786	16,601

Net effect of dilutive stock options and warrants	888	736

Weighted average common shares for diluted earnings per share	18,674	17,337

Basic earnings per share:
Net earnings per basic share	$0.31	$0.21

Diluted earnings per share:
Net earnings per diluted share	$0.30	$0.20

Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than average market price	477	551
4) Inventories

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials and components	$15,971	$12,694
Work-in-process	3,772	3,874
Finished goods	1,912	1,489

	$21,655	$18,057

5) Property and Equipment

	June 30,	December 31,
	2006	2005
	(in thousands)
Machinery and equipment	$6,593	$6,135
Furniture and fixtures	919	1,452
Leasehold improvements	627	625
Demonstration units	1,990	2,154
Computers and software	2,555	1,690

	12,684	12,056

Less accumulated depreciation and amortization	(8,950)	(7,958)

	$3,734	$4,098

6) Accrued Expenses

	June 30,	December 31,
	2006	2005
	(in thousands)
Wages, vacation and related payroll taxes	$3,480	$4,136
Professional fees	567	569
Warranty reserve	2,438	2,101
Commissions	1,155	738
Deferred rent	450	495
Other	955	1,006

	$9,045	$9,045

7) Concentrations of Risk
The Company had one customer in the satellite electronics and broadcast equipment and two customers in the amplifier segment that accounted for more than 10% of segmented accounts receivable. The Company did not have a customer that amounted to 10% of consolidated accounts receivable at June 30, 2006 or at the year-end December 31, 2005. The Company had one customer that amounted to more than 10% of the satellite electronics and broadcast equipment segment sales during the first six months of 2006. The Company did not have a customer that amounted to 10%, or more, of consolidated sales for the six-month period ended June 30, 2006 or during the six-month period ended June 30, 2005.
8) Acquisition – Business Combination
The Company paid approximately $37.5 million in cash, $2.0 million in shares (219,708 shares) and assumed $5.0 million in debt for Xicom Technology, Inc. in May of 2005. The purchase price has decreased over the quarter due to an additional tax benefit, which existed at the date of acquisition but had not been recorded, which is reflected as a decrease to goodwill. Any subsequent changes to the costs will result in a charge to earnings in accordance with EITF 95-3 — Recognition of Liabilities in Connection with a Purchase Business Combination.
The recorded purchase price was calculated as follows:
Xicom Purchase Price
(in thousands)

Issuance of stock	$2,018
Acquisition costs	1,372
Cash	37,539
Assumed debt	4,651

Total Purchase Price	$45,580
The following unaudited pro forma summary of condensed combined financial information presents the Company’s combined results of operations as if the acquisition of Xicom had occurred at the beginning of the period presented.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net sales	$26,017	$47,384
Net income	$1,537	$2,669

Net income per share, basic	$0.09	$0.16
Net income per share, diluted	$0.09	$0.15
Pro forma amounts for the three and six months-ended June 30, 2005 have been computed from the unaudited Radyne condensed consolidated statement of income for the three and six months-ended June 30, 2005 combined with the unaudited results of operations for Xicom for the three and six months-ended April 3, 2005.
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
Below are the results of operations from these two operating segments. A comparable period is not shown because the financial information for Xicom is only available for five weeks of the second quarter of 2005. For further discussion of these results, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three months ended June 30, 2006
(in thousands)

	Satellite
	electronics
	and broadcast
	equipment	Amplifiers	Corporate	Total

Net sales	$18,487	$16,146	$—	$34,633
Operating income	6,989	1,700	(3,920)	4,769
Income before income tax	$7,056	$1,610	$(3,730)	$4,936

Depreciation and amortization	$260	$604	$—	$864

Six months ended June 30, 2006
(in thousands)

	Satellite
	electronics
	and broadcast
	equipment	Amplifiers	Corporate	Total

Net sales	$34,792	$31,034	$—	$65,826
Operating income	13,169	3,112	(7,874)	8,407

Income before income tax	$13,237	$3,042	$(7,566)	$8,713

Depreciation and amortization	$525	$1,233	$—	$1,758

Total assets	$52,849	$61,046	$—	$113,895

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the six months ended June 30, 2006 and 2005 follow:

	Six months ended June 30,
Region	2006	2005
Asia	19%	21%
Africa/Middle East	4%	4%
Europe	19%	12%
Americas	3%	2%

Total Foreign Sales	45%	39%
Domestic	55%	61%

	100%	100%

For the six-months ended June 30, 2005 percent of sale included the pre-acquisition Radyne and only five weeks of the acquired Xicom.
Besides the United States, the Company did not have an individual country that amounted to 10% of consolidated sales for the six-month period ended June 30, 2005 or 2006. Besides the United States, the amplifier segment had one country, United Kingdom, which represented more than 10% of the segmented sales during the six-month period ended June 30, 2005 and 2006. Besides the United States, the satellite electronics and broadcast equipment segment did not have a country that amounted for more than 10% of sales during the six-month period ended June 30, 2005 or 2006. All of the Company’s foreign sales are exported from the Company’s USA manufacturing facilities.
10) Financial Instruments
At June 30, 2006, the Company had an outstanding balance on a note payable of $4.3 million with a remaining term of approximately 22 months. The Company made a principal payment of $250,000 during the quarter ended June 30, 2006. The Company has an interest rate swap agreement to establish a fixed 5.61% interest rate on the term note for a period of 18 months. The swap agreement has approximately 4 months remaining. Upon expiration of the swap, the interest rate will revert to LIBOR plus 150 basis points. The fair value adjustment for the swap was not material for the three and six month periods ended June 30, 2006.
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
12) Intangibles
The decrease in goodwill during the second quarter of 2006 was due to tax benefits identified during the quarter.

Balance as of December 31, 2005	$30,333
Additions	224

Balance as of March 31, 2006	$30,557

Deduction	$(607)

Balance as of June 30, 2006	$29,950

Intangible assets subject to amortization were acquired in May 2005. Amortization for the six month period ended June 30, 2006 is presented below:

	Amortization		Accumulated
(in thousands)	period - years	Cost	amortization	Net
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$533	$4,387
Customer Relationship	4	2,040	553	$1,488
Covenant-not-to Compete	3	410	147	$263

Total		$7,370	$1,233	$6,137

Amortization expense for the three and six months ended June 30, 2006, was $285,000 and $570,000, respectively. Amortization expenses for 2006 are expected to be $1.1 million, 2007 — $1.1 million, 2008 — $1.1 million, 2009 — $832,000, 2010 — $492,000, and thereafter — $2.3 million.

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
Overview
The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company has two segments: 1) satellite electronics and broadcast equipment; represented by the Radyne and Tiernan brands; and 2) amplifiers; represented by Xicom products. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and San Diego and Santa Clara, California, and sales or service centers in Manassas, Virginia; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; the United Kingdom; Norway; and Russia. The Company employs 347 people throughout the USA, Europe and Asia. The Company serves customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television, and the United States government.

     The following were some of the highlights and recent developments for the three months ended June 30, 2006:
•	The Company recorded its thirteenth consecutive profitable quarter.

•	For the quarter, the Company reported sales of $34.6 million, representing a 68% increase from second quarter of the prior year.

•	Bookings (orders received) increased 53%, or $34.1 million, from the quarter ended June 30, 2005. Backlog also increased to $33.2 million from $29.8 million at June 30, 2005.

•	Earnings for the quarter were $0.17 per diluted share.
Additional information on these and other operating results are described in detail below.
Results of Operations
     Sales. Net sales generally consist of sales of products, net of returns and allowances and revenues on long term contracts. Those related to government agencies or subcontractors with “Cost Plus Fixed Fee” arrangements are accounted for using the “Percentage of Cost to Complete” method in accordance with ARB 43.

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Sales	$34,633	$20,613	$14,020	68%

	Six months ended June 30,
	2006	2005	Change	%
Sales	$65,826	$34,321	$31,505	92%
     The inclusion of Xicom in the consolidated financial statements resulted in $11.1 million and $25.1 million of the three and six month change, respectively, from 2005 to 2006. The remainder of the increase resulted from general sales growth of the Company’s flagship products.
     Based on current order backlog (see below) and other market activity, management anticipates that sales will continue at rates comparable to the current quarter with our typical seasonal strength in the fourth quarter. However, there is no assurance that this sales rate can be maintained.
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

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Cost of Sales	$20,203	$10,973	$9,230	84%
Gross Profit	$14,430	$9,640	$4,790	50%
Gross Margin %	42%	47%	-5%

	Six months ended June 30,
	(in thousands)
	2006	2005	Change	%
Cost of Sales	$38,506	$17,556	$20,950	119%
Gross Profit	$27,320	$16,765	$10,555	63%
Gross Margin %	42%	49%	-7%
     Overall costs of sales and gross profits have increased because of the inclusion of Xicom in the Company’s operations. Gross profit increased 15% and 19% in the satellite electronics and broadcast equipment segment for the three and six months ended June 30, respectively, compared to the same period of 2005. The increase is due primarily from the continued growth in the satellite electronics division. The overall decrease in gross margin is attributed to the inclusion of Xicom. Xicom’s sales historically have a lower margin than the Company’s satellite electronic and broadcast equipment segment.
     Management believes that gross margins may decline further because of Xicom’s historic margin rate and its growth as a proportion of overall sales mix. Management continues to focus on manufacturing efficiencies, which the Company believes may alleviate some of the market pressures on margins. During the three and six months, ended June 30, 2006, equity compensation expense recorded in cost of sales amounted to $85,000 and $137,000, respectively. For the forthcoming quarters of 2006, management believes that additional equity compensation expense may increase cost of sales and further affect gross profits and gross margins.
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

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Selling, general & administrative	$7,044	$4,715	$2,329	49%
Percentage of sales	20%	23%	-3%
     The increase in SG&A, for the three-month period, was primarily attributed to the inclusion of Xicom ($1.6 million). Corporate expenses relating to bonus (372,000), equity compensation ($250,000), and insurance ($105,000) were additional factors.

	Six months ended June 30,
	(in thousands)
	2006	2005	Change	%
Selling, general & administrative	$13,573	$8,392	$5,181	62%
Percentage of sales	21%	24%	-3%
     The inclusion of Xicom accounted for $3.4 million of the increase in expenses for the six-month period. Corporate expenses resulted in the remainder of the change over the six month period: equity compensation ($694,000), bonus ($597,000), additional labor ($123,000), and insurance ($100,000).
     Management believes SG&A correlates to sales due to items such as sales commission and management incentive compensation. In addition, management believes that SG&A will continue to increase during the coming year as a result of new equity compensation expense. The Company believes that although SG&A will increase over the year in terms of dollars expensed, it will decrease as a percentage of sales. During the three and six months ended June 30, 2006, equity compensation expense amounted to $375,000 and $848,000, respectively.
     Research and development (“R&D”). Research and development expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Research and development	$2,617	$1,832	$785	43%
Percentage of sales	8%	9%	-1%

	Six months ended June 30,
	(in thousands)
	2006	2005	Change	%
Research and development	$5,340	$3,330	$2,010	60%
Percentage of sales	8%	10%	-2%
     The inclusion of Xicom resulted in the majority of the increase in R&D expense during the three ($607,000) and six month ($1.5 million) period ended June 30, 2006. In addition, the increase over the six month period was due to additional equity compensation expense and continued new product development expenses in the Company’s Tiernan brand. During the three and six months ended June 30, 2006, equity compensation expense included in R&D expense amounted to $105,000 and $143,000, respectively
     The Company will continue to invest in new product development and upgrades to existing products to accomplish its strategic goals. For the forthcoming quarters of 2006, management expects R&D expense levels to remain, as a proportion of sales, similar to current levels.
     Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Income taxes	$1,781	$1,202	$579	48%

	Six months ended June 30,
	(in thousands)
	2006	2005	Change	%
Income taxes	$3,162	$1,935	$1,227	63%
     Over the six-month period of 2006, the Company’s income tax expense increased, compared to the equivalent period in 2005, because of an increase in taxable income and an increase in our expected effective tax rate from 35.5% to 36.3%. The increase in the tax rate resulted from the Company moving to a higher tax bracket and effects of employee stock option exercises. The Company also utilized tax benefits, resulting from equity compensation, and R&D credits over the six month period.
     Management believes that, assuming the Company achieves current forecasts, the current effective tax rate is indicative of the tax rate for the remainder of the year.
     Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative expenses and research & development expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the earnings available to each fully diluted share of common stock for the periods indicated:

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Net earnings	$3,155	$2,075	$1,080	52%
Diluted EPS	$0.17	$0.12	$0.05	42%

	Six months ended June 30,
	(in thousands)
	2006	2005	Change	%
Net earnings	$5,551	$3,516	$2,035	58%
Diluted EPS	$0.30	$0.20	$0.10	50%
     Increases in earnings per diluted share includes expenses (after taxes) of $0.02 for the three month period and $0.04 for the six month period due to equity compensation. The increase in earnings resulted primarily from the inclusion of Xicom and increased profitability by the Company’s satellite electronics division.
     Management believes that current level of sales and expenses should result in profit levels that are consistent with the Company’s current performance for the remainder of this year. However, there is no assurance that profits will continue in future periods.
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

	Three months ended June 30,
	(in thousands)
	2006	2005	Change	%
Bookings	$34,084	$22,277	$11,807	53%
Ending Backlog	$33,206	$29,811	$3,395	11%
     The increase in bookings is due primarily to the inclusion of Xicom ($14.6 million before eliminations). Bookings in the Company’s satellite electronics and broadcast equipment segment decreased $2.2 million compared to the second quarter of 2005.

	Six months ended June 30,
	(in thousands)
	2006	2005	Change	%
Bookings	$66,787	$35,786	$31,001	87%
Ending Backlog	$33,206	$29,811	$3,395	11%
     Over the six month period the increase in bookings was primarily due to the addition of Xicom ($28.8 million before eliminations). Additionally, bookings in the Company’s satellite electronics and broadcast equipment segment increased 11%. Xicom backlog was $20.1 million before eliminations. The increase in backlog resulted from unshipped orders from previous periods. Management believes that this order backlog is consistent with our sales budgets for the remainder of the year.
Liquidity and Capital Resources
The Company had cash and cash equivalents totaling $24.9 million at June 30, 2006 compared to $16.9 million at December 31, 2005, an increase of $8.0 million. This resulted from cash from operations ($1.5 million) and the exercise of employee stock options ($5.9 million).
Operating Activities:
     Net cash provided by operating activities for the first six months of 2006 was $1.5 million as compared to $2.1 million for the first six months of 2005. Net cash provided by operating activities primarily resulted from net earnings of $5.6 million. Cash from operations was provided by depreciation and amortization of $1.8 million, $1.2 million of tax benefit from disqualifying disposition, and stock compensation related expenses of $1.1 million. Cash used from operations included an increase in inventories of $3.6 million, an increase in accounts receivable of $2.1 million, an increase in income tax receivable of $1.0 million, decrease in customer advanced payments of $704,000, and a decrease in income taxes payable $609,000. Subsequent collections leads management to believe that the increase in accounts receivable is a temporary condition. The increase in inventories was planned to assure timely shipment of increased customer orders.
Investing Activities:
     Net cash used in investing activities for the first six months of 2006 was $719,000 as compared to $44.0 million for the first six months of 2005. Capital expenditures and costs associated with acquisition consumed $913,000 and $104,000 of cash, respectively, offset by $298,000 of proceeds from sales of assets. The decrease in cash used in investing activities from 2005 to 2006 was driven by the Xicom acquisition in 2005. Management believes that capital expenditures will be similar to rates of depreciation for the foreseeable future.
Financing Activities:
     Net cash of $7.2 million provided by financing activities for the first six months of 2006 consisted primarily of employee stock option exercises of $5.9 million. The Company used

$500,000 of cash to reduce debt borrowed from the Company’s bank. Management expects to continue to make quarterly payments of this amount for the foreseeable future.
Liquidity Analysis
     The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available to us under the credit agreement at June 30, 2006 was approximately $10.7 million. The Company paid approximately $50,000 representing a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.
     The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at June 30, 2006. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.
     Under this credit facility, we borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. These funds were used to provide working capital and to finance the acquisition of Xicom. We borrowed these funds and simultaneously entered into an interest rate swap agreement, which expires in November 2006. The swap agreement limits our interest rate exposure, during the term of the agreement, to 5.61%. During the quarter, the Company made principal payments in the amount of $250,000. See Notes to Condensed Consolidated Financial Statements (note 10 – Financial Instruments) for further detail.
     Contractual Obligations
     As of June 30, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption Contractual Obligations.
     Off Balance Sheet Arrangements
     The Company does not have any off balance sheet arrangements as defined by Regulation S-K 229.303(a)(4) promulgated under the Securities Exchange Act of 1934.
Critical Accounting Policies and Estimates
The Company has chosen accounting policies appropriate to report accurately and fairly the operating results and financial position, and the Company applies those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company considers policies on accounting for revenue recognition, stock compensation, valuation of receivables, valuation and impairment of intangibles assets, warranty liability, valuation of inventory, and accounting for income tax to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. During the six-month period ended June 30, 2006, the Company entered into a Cost Plus Fixed Fee government contract. The description of the accounting for Cost Plus Fixed Fee is detailed below.
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
Cost Plus Fixed Fee - We recognize revenue on cost plus fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted for and allocated in accordance with reasonable cost allocation methods and/or Cost Accounting Standards.
Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Commission amended the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company adopted this revised SFAS 123(R) effective January 1, 2006. For the impact of adoption SFAS 123(R), see Notes to Condensed Consolidated Financial Statements (note 2 – Employee Stock Options).
     In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this pronouncement in January 2007 and is currently evaluating the impact FIN 48 might have on its consolidated results of operations or financial condition.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by us effective January 1, 2006. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.
Factors That May Affect Radyne’s Business and Future Results
     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2005, are factors that could affect our results and cause them to differ materially from those contained in the forward-looking statements, including, but are not limited to:
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
     We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or in public news releases. Such additional statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing.
     Statements in this Report on Form 10-Q, including those set forth in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934.
     Forward-looking statements contained in this Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
     The Company is also exposed to market risk on our financial instruments from changes in interest rates. As of June 30, 2006, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest swap arrangement in order to fix the rate of interest on a term loan. The arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the swap agreement, the loan will revert to a variable interest rate as described above in Liquidity Analysis and Notes to Condensed Consolidated Financial Statements (note 10 – Financial Instruments).
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Commission and that such information is accumulated and communicated to its management as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.
     There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2006, and if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.
In April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation.) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of the Company’s radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. The Company submitted its answer to the complaint on May 30, 2006. The Company believes Comtech EF Data Corp.’s claims are without merit and that it has substantial factual and legal defenses to the claims. The Company intends to defend itself vigorously in this lawsuit.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders

     On June 7, 2006, the Company held its 2006 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected Yip Loi Lee, Dennis W. Elliott, Robert C. Fitting, Dr. C.J. Waylan, and Dr. James Spilker, Jr. to serve as members of the Board of Directors for a one-year term.
     There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record, on the Record Date, of 16,029,964 shares of common stock, or 90% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 17,779,710 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors:	Votes For	Votes Withheld
Yip Loi Lee	10,393,008	5,636,956
Dennis W. Elliott	13,639,523	2,390,441
Robert C. Fitting	14,454,857	1,575,107
Dr. C.J. Waylan	14,279,021	1,750,943
Dr. James Spilker, Jr.	14,796,191	1,233,773

Additionally, at the Annual Meeting, the stockholders did not approve the proposed amendments to the Company’s 2000 Long Term Incentive Plan (the “Plan”). These Plan amendments would have: (i) increased the number of shares available under the Plan from 4,000,000 to 5,000,000; (ii) taken away the ability of the Company’s Board of Directors to offer to exchange or buy out any previously granted award; (iii) required any exercise of a stock-settled stock appreciation right (“SAR”) or a net-cashless exercise of an option to reduce the shares of stock available for issuance under the Plan by the entire number of shares of stock subject to that SAR or option; (iv) required that shares of stock tendered to pay the exercise price of an option or to satisfy a tax withholding obligation arising in connection with an award would not become available for grant or sale under the Plan; and (v) eliminated the discretion of the Board of Directors to grant options for less than fair market value. Of the 17,779,711 shares entitled to vote on the amendments, the votes cast were as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Amendment to Plan:	3,165,911	7,703,905	818,452	4,341,696
Following the Annual Meeting, the Company’s Board of Directors elected to adopt certain proposed amendments to the Plan, which did not require shareholder approval and that were consistent with institutional shareholder guidelines, including a provision specifically denying authority of the Board or any committee of the Board to accelerate the vesting, or waive the forfeiture, of any performance-based awards or to reprice any previously granted options. The Board elected to adopt these provisions as being in the best interests of the Company’s stockholders. The Amendment to the Plan is attached as Exhibit 10.1 to this Form 10-Q.

Item 5. Other Information
     None.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE CORPORATION
By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005
3.3(3)	By-Laws, as amended and restated
10.1*	Amendment to the Radyne Corporation 2000 Long-Term Incentive Plan
31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934
32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	furnished herewith

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 10-K, filed on March 16, 2006.

(3)	Incorporated by reference to Exhibit 3.2 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.