Form 10-Q
period 2006-09-30
RADYNE CORP
filed 2006-11-08
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

________________________

Commission File Number 0-11685

________________________

Radyne Corporation

(Exact name of Registrant as specified in its charter)

Delaware	11-2569467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3138 East Elwood Street, Phoenix, Arizona	85034
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (602) 437-9620

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                         Accelerated filer ☒                         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares of the registrant’s common stock that were outstanding as of the close of business on November 1, 2006 was 18,283,206.

RADYNE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Radyne Corporation

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$28,724	$16,928
Accounts receivable - trade, net of allowance for doubtful accounts of $256 and $804, respectively	22,088	20,337
Inventories	21,287	18,057
Deferred tax assets	2,961	3,010
Income tax receivable	622	—
Prepaid expenses and other assets	443	864

Total current assets	76,125	59,196

Goodwill	29,950	30,333
Intangibles	5,852	6,706
Property and equipment, net	3,811	4,098
Other assets	221	295

Total Assets	$115,959	$100,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,123	$5,054
Accrued expenses	9,051	9,045
Customer advance payments	1,164	2,319
Current portion of long-term debt	1,000	1,000
Income taxes payable	—	609

Total current liabilities	15,338	18,027

Long-term debt, less current portion	3,000	3,750
Deferred tax liability	125	752
Deferred rent and other	201	459

Total liabilities	18,664	22,988

Stockholders’ equity:
Common stock; $.001 par value — authorized, 50,000,000 shares; issued and outstanding, 18,276,381 shares and 17,334,467 shares, respectively	18	17
Additional paid-in capital	74,506	63,171
Retained earnings	22,752	14,450
Other comprehensive income	19	2

Total stockholders’ equity	97,295	77,640

Total Liabilities and Stockholders’ Equity	$115,959	$100,628

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$32,073	$32,146	$97,899	$66,468
Cost of sales	17,865	18,780	56,372	36,337

Gross profit	14,208	13,366	41,527	30,131

Operating expenses:
Selling, general and administrative	7,543	6,265	21,259	14,656
Research and development	2,880	2,727	8,220	6,058

Total operating expenses	10,423	8,992	29,479	20,714

Earnings from operations	3,785	4,374	12,048	9,417

Other (income) expense:
Interest expense	64	87	210	166
Interest and other income	(358)	(57)	(952)	(545)

Earnings before income taxes	4,079	4,344	12,790	9,796
Income tax expense	1,325	1,464	4,487	3,399

Net earnings	$2,754	$2,880	$8,303	$6,397

Earnings per share:
Basic	$0.15	$0.17	$0.46	$0.38

Diluted	$0.15	$0.16	$0.44	$0.36

Weighted average number of common shares outstanding:
Basic	18,238	16,995	17,938	16,734

Diluted	18,922	17,927	18,819	17,533

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$8,303	$6,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of property and equipment	(244)	(63)
Provision for bad debt	341	50
Deferred income taxes	133	1,233
Depreciation and amortization	2,688	1,475
Tax benefit from stock plan dispositions	1,237	566
Amortization of stock compensation	2,052	(87)
Increase (decrease) in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	(2,091)	(3,771)
Inventories	(3,230)	303
Income tax receivable	(622)	—
Prepaids and other assets	477	1,550
Accounts payable	(1,155)	(1,736)
Accrued expenses	(206)	159
Income taxes payable	(609)	(183)
Customer advance payments	(1,155)	(111)
Accrued stock option compensation	(45)	—

Net cash provided by operating activities	5,874	5,782

Cash flows from investing activities:
Acquisition of Xicom, net of cash acquired	(104)	(43,526)
Capital expenditures	(1,640)	(1,268)
Proceeds from sales of property and equipment	353	86

Net cash used in investing activities	(1,391)	(44,708)

Cash flows from financing activities:
Net borrowing from notes payable	—	4,750
Payment of notes payable	(750)	—
Exercise of stock options	6,180	895
Exercise of redeemable warrants	—	2,717
Net proceeds from sales of common stock to employees	610	274
Tax benefit from stock plan dispositions	1,256	—
Principal payments on capital lease obligations	—	(5)

Net cash provided by financing activities	7,296	8,631

Effects of exchange rate changes on cash and cash equivalents	17	1

Net increase (decrease) in cash and cash equivalents	11,796	(30,294)

Cash and cash equivalents, beginning of year	16,928	39,300

Cash and cash equivalents, end of quarter	$28,724	$9,006

Supplemental disclosures of cash flow information:
Cash paid for interest	$220	$167

Cash paid for taxes	$3,092	$412

Supplemental disclosures of non-cash flow information:
Adjustments for Xicom acquisition accounting, primarily for tax credits identified during allocation period	$488	$—

Issuance of 219,709 shares of common stock in acquisition	$—	$2,018

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation

Notes to Condensed Consolidated Financial Statements

(Information for September 30, 2006 and 2005 is Unaudited)

1) Basis of Presentation

The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A copy of the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investor Info section.

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

For those periods prior to December 31, 2005 the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior years, and, accordingly, recognized no compensation expense for the stock option grants. In December 2005, the Company accelerated the vesting of all ‘unvested’ stock options and recorded a charge of $365,000, in accordance with APB 25, related to the future expected forfeiture rate on the accelerated options. As a result of the vesting acceleration, options to purchase approximately 1.4 million shares became exercisable immediately. Under recently issued Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment which the Company adopted effective January 1, 2006, the Company would have been required to recognize approximately $3.5 million in additional stock compensation expense over the remaining vesting term of the unvested options in its income statement. By vesting these options prior to adoption of SFAS 123(R), the Company reduced future stock compensation expense.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation for 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share data)
Net earnings:
As reported	$2,880	$6,397
Fair value of stock options, after taxes	(588)	(1,162)

Pro forma net earnings	$2,292	$5,235

Earnings per share:
Basic — as reported	$0.17	$0.38
Basic — pro forma	$0.13	$0.31
Diluted — as reported	$0.16	$0.36
Diluted — pro forma	$0.13	$0.30

Stock Compensation Expense

SFAS 123(R) resulted in stock option expense during the three and nine month period ended September 30, 2006. There was no share-based compensation cost capitalized during the quarter. Below is an allocation of the expense:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands, except per share data)
Cost of sales	$65	$202
Research and development	67	210
Selling, general and administrative	792	1,640

Total stock compensation expense	$924	$2,052

Total stock compensation expense, after tax	$624	$1,332

Diluted earnings per share impact	$0.03	$0.07

Assumptions

The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). The Company made assumptions for the three categories of compensation expense recorded during the period: stock options, employee stock purchase plan, and awards granted. Since directors, executives and non-executives have different historical option exercise patterns, the Company grouped its assumptions into categories for options issued under these categories. The expected term was determined to be 5 years for directors, 6 years for executives and 3 years for non-executives based on these historical option exercise patterns and excluding grants that the Company determined were not reflective of the current business environment. Volatility was calculated using the Company’s historical volatility rates. The risk free interest rate was calculated using the current quoted rates from U.S Government Treasury instruments. For the employee stock purchase plan, historical information was used from the prior six-month period to determine the term and volatility.

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Expected term (years)	4.61	4.00
Risk-free interest rate	4.54%	4.50%
Dividend yield	—	—
Volatility	65%	45%

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Expected term (years)	4.37	4.00
Risk-free interest rate	4.67%	4.50%
Dividend yield	—	—
Volatility	68%	45%

Option Activity

The Company currently has two option-share-based compensation programs, the 1996 Incentive Stock Option Plan (the “1996 Plan”) and the 2000 Long-Term Incentive Stock Option Plan (the “2000 Plan”). The 1996 Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. In November 1998, the 1996 Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the 2000 Plan that increased the shares available for issuance by 1,500,000 to 4,000,000 shares. The option price per share under the 1996 Plan and the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the option grant date. As of September 30, 2006, 187 and 484,317 shares remained available for equity grants under the 1996 Plan and the 2000 Plan, respectively. Typically, the Board of Directors grant options with a ten-year contractual term with a vesting schedule of 25% vesting immediately and the balance vesting equally over a three-year period. The following table summarizes option activity under the plans as of September 30, 2006 and changes during the period then ended. On November 13, 2006, the 1996 Plan will expire and options available for grant under the Plan will no longer be available for grant after that date.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,795	$7.75
Granted	437	12.89
Exercised	(859)	7.21
Cancelled or expired	(4)	12.37

Outstanding at September 30, 2006	2,369	$8.89	6.91	$9,023

Vested and Expected to Vest	2,339	$8.84	6.87	$9,023

Exercisable at September 30, 2006	2,096	$8.36	6.55	$9,023

The weighted-average grant-date fair value of share options granted during the nine-month periods ended September 30, 2006 and 2005 were $7.23 and $3.90, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price of $12.24 as of September 30, 2006 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The actual tax benefit realized from stock plan dispositions totaled $2.5 million for the year to date ended September 30, 2006. In accordance with FAS123(R), in the Consolidated Statement of Cash Flows, the Company reclassified $1.3 million of tax benefits from stock plan dispositions from cash provided by operations to cash provided by financing activities.

The following is a summary of the non-vested shares for the nine-month period ending September 30, 2006:

Activity	Number of Options (in thousands)	Weighted Average Grant - Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	437	12.89
Vested	161	12.89
Cancelled or expired	3	12.37

Outstanding at September 30, 2006	273	$12.89

The Company will recognize $1.4 million in future compensation expense related to non-vested options with a weighted average vesting period remaining of 1.54 years.

The Company has an Employee Stock Purchase Plan (“ESPP”), which was adopted by the Company’s shareholders in 1999. Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of the Company stock at a price equal to the fair market value on the first or last day, whichever was lower, of each six-month offering period. As a result of these terms, the Company is required to record expense in the consolidated statements of operations related to the ESPP subsequent to the adoption date of SFAS 123(R). Therefore, the Company has recognized $113,000 in pre-tax compensation expense under the ESPP during the third quarter of 2006. There were 1,000,000 shares authorized for issuance under the ESPP. As of September 30, 2006, 197,756 shares remain unissued under the ESPP.

3) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands, except per share data)
Numerator:
Net earnings	$2,754	$2,880

Denominator:
Weighted average common shares for basic earnings per share	18,238	16,995

Net effect of dilutive stock options and warrants	684	932

Weighted average common shares for diluted earnings per share	18,922	17,927

Basic earnings per share:
Net earnings per basic share	$0.15	$0.17

Diluted earnings per share:
Net earnings per diluted share	$0.15	$0.16

Options excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than average market price	682	663

	Nine Months Ended September 30,
	2006	2005
	(in thousands, except per share data)
Numerator:
Net earnings	$8,303	$6,397

Denominator:
Weighted average common shares for basic earnings per share	17,938	16,734

Net effect of dilutive stock options and warrants	881	799

Weighted average common shares for diluted earnings per share	18,819	17,533

Basic earnings per share:
Net earnings per basic share	$0.46	$0.38

Diluted earnings per share:
Net earnings per diluted share	$0.44	$0.36

Options and warrants excluded from earnings per share due to anti-dilution:

Stock options with exercise price greater than average market price	574	763

4) Inventories

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials and components	$14,481	$12,694
Work-in-process	4,980	3,874
Finished goods	1,826	1,489
	$21,287	$18,057

5) Property and Equipment

	September 30, 2006	December 31, 2005
	(in thousands)
Machinery and equipment	$5,434	$6,135
Furniture and fixtures	2,172	1,452
Leasehold improvements	627	625
Demonstration units	2,498	2,154
Computers and software	2,554	1,690
	13,285	12,056
Less accumulated depreciation and amortization	(9,474)	(7,958)
	$3,811	$4,098

6) Accrued Expenses

	September 30, 2006	December 31, 2005
	(in thousands)
Wages, vacation and related payroll taxes	$3,058	$4,136
Professional fees	494	569
Warranty reserve	2,620	2,101
Commissions	1,477	738
Deferred rent	348	495
Other	1,054	1,006
	$9,051	$9,045

7) Concentrations of Risk

The Company had one customer that accounted for 10% or more of consolidated accounts receivable. The Company did not have a customer that accounted for 10% of consolidated accounts receivable at December 31, 2005. The amplifier segment had three customers and the satellite electronics & broadcast equipment had one customer that accounted for 10% or more of segmented accounts receivable. The Company did not have a customer that accounted for more than 10% of consolidated sales for the nine-month period ended 2006. The amplifier segment had two customers that accounted for more than 10% of segmented sales for the nine-month period ended 2006. The satellite electronics & broadcast equipment segment did not have a customer during the nine-month period of 2006 that amounted to more than 10% of segmented sales.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share data)
Net sales	$29,819	$77,203
Net income	$2,432	$4,831

Net income per share, basic	$0.14	$0.29
Net income per share, diluted	$0.14	$0.27

Pro forma for the three and nine-months ended September 30, 2005 have been computed from the unaudited Radyne condensed consolidated statement of income for the three and nine-months ended September 30, 2005 combined with the unaudited results of operations for Xicom for the three and nine months ended June 30, 2005.

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

Below are the results of operations from these two operating segments. A comparable period is not shown for the nine months ended 2005 because the financial information for Xicom is only available for eighteen weeks of 2005. For further discussion of these results, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended September 30, 2005

(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$18,591	$13,555	$—	$32,146
Operating income	7,048	766	(3,440)	4,374

Depreciation and amortization	$228	$617	$—	$845

Three months ended September 30, 2006

(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$16,503	$15,570	$—	$32,073
Operating income	6,632	1,541	(4,388)	3,785

Depreciation and amortization	$266	$654	$—	$920

Nine months ended September 30, 2005

(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$47,912	$18,556	$—	$66,468
Operating income	18,100	1,058	(9,741)	9,417

Depreciation and amortization	$684	$791	$—	$1,475

Total assets	$79,491	$12,367	$—	$91,858

Nine months ended September 30, 2006

(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$51,295	$46,604	$—	$97,899
Operating income	19,616	4,694	(12,262)	12,048

Depreciation and amortization	$791	$1,897	$—	$2,688

Total assets	$54,942	$61,017	$—	$115,959

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the nine-months ended September 30, 2006 and 2005 follow:

	Nine months ended September 30,
Region	2006	2005
Asia	18%	17%
Africa/Middle East	6%	4%
Europe	17%	13%
Americas	1%	2%

Total Foreign Sales	42%	36%
Domestic	58%	64%

	100%	100%

For the nine months-ended September 30, 2005, percentage of sales included sales from the pre-acquisition Radyne and eighteen weeks of the acquired Xicom.

Besides the United States, the Company did not have an individual country that accounted for 10% of consolidated sales for the nine-month periods ended September 30, 2005 and 2006. Besides the United States, the amplifier segment had one country, the United Kingdom, which represented more than 10% of the segmented sales during the nine-month period ended September 30, 2005 and 2006. Besides the United States, the satellite electronics and broadcast equipment segment did not have a country that accounted for more than 10% of sales during the nine-month periods ended September 30, 2005 and 2006. All of the Company’s foreign sales are exported from the Company’s USA manufacturing facilities.

10) Financial Instruments

At September 30, 2006, the Company had an outstanding balance on a note payable of $4.0 million with a remaining term of approximately 19 months. The Company made a principal payment of $250,000 during the quarter ended September 30, 2006. The Company has an interest rate swap agreement to establish a fixed 5.61% interest rate on the term note for a period of 18 months. The swap agreement has approximately 1 month remaining. Upon expiration of the swap, the interest rate will revert to LIBOR plus 150 basis points. The fair value adjustment for the swap was not material for the three and nine-month periods ended September 30, 2006.

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

12) Intangibles

Intangible assets subject to amortization were acquired in May 2005. Amortization for the nine-month period ended September 30, 2006 is presented below:

(in thousands)	Amortization period - years	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$656	$4,264
Customer Relationship	4	2,040	680	$1,360
Covenant-not-to Compete	3	410	182	$228

Total		$7,370	$1,518	$5,852

Amortization expense for the three and nine months ended September 30, 2006, was $285,000 and $855,000, respectively. Amortization expense for 2006 is expected to be $1.1 million, 2007 - $1.1 million, 2008 - $1.1 million, 2009 - $705,000, 2010 - $492,000, and thereafter - $2.2 million.

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

Overview

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company has two segments: 1) satellite electronics and broadcast equipment; represented by the Radyne and Tiernan brands; and 2) amplifiers; represented by Xicom products. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and in San Diego and Santa Clara, California, and sales or service centers in Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; the United Kingdom; Norway; and Russia. The Company employs 339 people throughout the USA, Europe and Asia. The Company serves customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television, and the United States government.

The following were some of the highlights and recent developments for the three months ended September 30, 2006:

•	The Company recorded its fourteenth consecutive profitable quarter.

•	For the quarter, the Company reported sales of $32.1 million.

•	Earnings for the quarter were $0.15 per diluted share.

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

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Sales	$32,073	$32,146	($73)	0%

Sales during the three-month period ended September 30, 2006 were essentially unchanged compared to the equivalent period in 2005. Sales in the Company’s amplifier segment grew to $15.6 million during the third quarter of 2006, an increase of 15% from the third quarter of 2005. This was offset by an 11% decrease in sales in the satellite electronics and broadcast equipment segment ($16.5 million for the third quarter of 2006) compared to the three-month period ended September 30, 2005. This was due, in part, to a loss of a large order and the expected sale of two other orders that slipped into the fourth quarter of 2006. The improvement in amplifier sales resulted from higher sales to the US government.

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Sales	$97,899	$66,468	$31,431	47%

The satellite electronics and broadcast equipment segment increased 7% from the nine-months ended September 30, 2005. The increase was a result of increased sales in enhanced legacy products and new product introduction. The remainder of the increase was from the inclusion of the amplifier segment during the nine-months ended September 30, 2006. The first nine months of 2005 include only 18 weeks of sales from Xicom technology, the Company’s amplifier segment.

Based on current order backlog (see below) the Company believes that sales will exhibit historic fourth quarter seasonal sales strength. While the current expectation is that sales will continue to grow in both of the Company’s segments, we believe that these rates of growth will not be as strong as they were during 2005 and early 2006. However, there is no assurance that these sales rates can be maintained due to the shortness of order cycle, seasonality of our business and other market conditions that could adversely affect sales.

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

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Cost of Sales	$17,865	$18,780	($915)	-5%
Gross Profit	$14,208	$13,366	$842	6%
Gross Margin %	44%	42%	2%

The increased margins, during the three-months ended September 30, 2006, were a result of reduced sales to low margin customers and increased sales in new product lines, which carried higher margins, from the satellite electronics and broadcast equipment segment. In addition, continued management emphasis in the amplifier segment to change its product mixes to sell products with higher margins resulted in performance improvement.

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Cost of Sales	$56,372	$36,337	$20,035	55%
Gross Profit	$41,527	$30,131	$11,396	38%
Gross Margin %	42%	45%	-3%

For the nine months to date, compared to the equivalent period of 2005, overall costs of sales and gross profits have increased because of growth in sales and the inclusion of the amplifier segment into the Company’s operations. The decrease in gross margin results from the inclusion of the amplifier segment for the full nine months of 2006 compared to just 18 weeks in 2005. Amplifier sales historically have a lower margin than the Company’s satellite electronic and broadcast equipment segment.

Management continues to believe that margins may remain at current levels as improvements in margins within the amplifier segment are offset by pressure on margins within the Company’s satellite electronics and broadcast equipment segment. Management continues to concentrate and focus on products and manufacturing efficiencies, new product development and marketing campaigns that will increase margins for the Company. During the three and nine months, ended September 30, 2006, equity compensation expense recorded in cost of sales amounted to $66,000 and $202,000, respectively. For the forthcoming quarter of 2006, management believes that additional equity compensation expense may increase cost of sales and further affect gross profits and gross margins compared to 2005.

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

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Selling, general & administrative	$7,543	$6,265	$1,278	20%
Percentage of sales	24%	19%	5%

The primary increase in SG&A, for the three-month period, was related to increases in these corporate expenses: equity compensation ($704,000) and legal and accounting fees ($204,000). The remainder of the increase was attributed to the amplifier segment, which had increases in management incentives.

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Selling, general & administrative	$21,259	$14,656	$6,603	45%
Percentage of sales	22%	22%	0%

The inclusion of the amplifier segment accounted for $3.6 million of the increase in expenses for the nine-month period. Corporate expenses resulted in the majority of the change over the nine-month period: equity compensation ($1.5 million), management incentives and related benefits ($618,000), and accounting and legal fees ($275,000). The increase in equity compensation and management incentives was a result of CEO transition costs.

Management believes that SG&A will continue to increase during the coming year as a result of the adoption of new equity compensation expense recognition policies. The Company does not believe that the increase in equity compensation expense will be as high in the fourth quarter of 2006 because the majority of the equity awards for 2006 have already been made.

Research and development (“R&D”). Research and development expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Research and development	$2,880	$2,727	$153	6%
Percentage of sales	9%	8%	1%

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Research and development	$8,220	$6,058	$2,162	36%
Percentage of sales	8%	9%	-1%

The overall increase for both the three and nine month periods ended September 30, 2006 is attributed to the inclusion of the amplifier segment into the Company’s operations and additional expenses related to compliance with European content (Restrictions of Hazardous Substances or “RoHS”) requirements. During the three and nine months ended September 30, 2006, equity compensation expense included in R&D expense amounted to $67,000 and $210,000, respectively

For the remainder of year of 2006, management expects R&D expense levels to remain, as a proportion of sales, similar to current levels. The Company will continue invest in new products and upgrades to sustain strategic goals.

Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Income taxes	$1,325	$1,464	($139)	-9%

For the three-month period ended September 30, 2006, the Company’s income tax expense decreased, compared to the equivalent period in 2005, principally due to a decrease in earnings before income taxes and a decrease in our effective tax from 33.7% to 32.5%. This decrease in the effective rate, compared to the equivalent period in 2005, relates principally to the recording of income tax benefits earned in prior years discretely in the third quarter of 2006.

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Income taxes	$4,487	$3,399	$1,088	32%

For the nine-month period ended September 30, 2006, the Company’s income tax expense increased, compared to the equivalent period in 2005, principally due to an increase in earnings before income tax. Our effective tax rate for the first nine months is 35.1%; Management believes that, assuming the Company achieves current forecasts, our effective tax rate for the remainder of the year will be approximately 38.9%. The difference between this rate and the rate determined for the first nine months relates principally to the recording discretely in prior quarters income tax benefits earned in prior years. Management believes that, assuming the Company achieves current forecasts, the current effective tax rate is indicative of the tax rate for the remainder of the year.

Net Earnings. Net earnings is the result of reducing gross profit by selling, general and administrative expenses and research & development expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the earnings available to each fully diluted share of common stock for the periods indicated:

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Net earnings	$2,754	$2,880	($126)	-4%
Diluted EPS	$0.15	$0.16	($0.01)	-6%

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Net earnings	$8,303	$6,397	$1,906	30%
Diluted EPS	$0.44	$0.36	$0.08	22%

For the three months ended September 30, 2006, earnings decreased slightly primarily as a result of the recognition of equity compensation expense as described in detail above. The increase of earnings and EPS over the nine-month period resulted from the inclusion of amplifier segment and increased profitability by the Company’s satellite electronics division. The decrease in earnings per share for the three month period resulted from the decrease in earnings and an increase in the weighted average number of shares outstanding.

Management believes that the forthcoming quarter, assuming it follows typical seasonal patterns, will result in increased sales which in turn will increase overall profits. However, there is no assurance that profits will continue in future periods.

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

Three months ended September 30,

(in thousands)

	2006	2005	Change	%
Bookings	$32,081	$36,332	($4,251)	-12%
Ending Backlog	$33,215	$33,998	($783)

Nine months ended September 30,

(in thousands)

	2006	2005	Change	%
Bookings	$98,867	$72,237	$26,630	37%
Ending Backlog	$33,215	$33,998	($783)

Over the nine-month period the increase in bookings was primarily due to the addition of Xicom Technology for the full year 2006 compared to 18 weeks of 2005. The decline in bookings for the third quarter of 2006 reflects overall slackening of sales growth compared to the more robust third quarter of 2005. However, despite the decline in bookings, the Company’s backlog remains at levels near those for the same time last year. Management believes that this order backlog is consistent with our sales budgets for the remainder of the year and supportive of our expectation, described above, that sales will follow seasonal patterns in the fourth quarter.

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $28.7 million at September 30, 2006 compared to $16.9 million at December 31, 2005, an increase of $11.8 million. This resulted from cash from operations ($5.9 million) and the exercise of employee stock options ($6.2 million).

Operating Activities:

Net cash provided by operating activities for the nine- months of 2006 was $5.9 million as compared to $5.8 million for the nine-months of 2005. Net cash provided by operating activities primarily resulted from net earnings of $8.3 million. Cash from operations was provided by depreciation and amortization of $2.7 million, stock compensation related expenses of $2.1 million, and $1.2 million of tax benefit from stock plan dispositions. Cash used in operations included an increases in inventories of $3.2 million, accounts receivable of $2.1 million, and in income tax receivable of $622,000, decrease in customer advanced payments of $1.2 million, and decreases in accounts payable of $1.2 million, and income taxes payable of $609,000. The increase in inventories was planned to assure timely shipment of increases in expected customer orders in the fourth quarter.

Investing Activities:

Net cash used in investing activities for the nine-months of 2006 was $1.4 million as compared to $44.7 million for the nine- months of 2005. Costs associated with the acquisition of Xicom and capital expenditures consumed $104,000 and $1.6 million of cash, respectively, offset by $353,000 of proceeds from sales of assets compared to acquisition costs, capital expenditures and offsetting proceeds in 2005 of $43.5 million, $1.3 million and $86,000, respectively, during the first nine months of 2005. The decrease in cash used in investing activities from 2005 to 2006 was driven by the Xicom acquisition in 2005. Management believes that capital expenditures will be similar to rates of depreciation for the foreseeable future.

Financing Activities:

Net cash of $7.3 million provided by financing activities for the nine-months of 2006 consisted primarily of employee stock option exercises of $6.2 million. The Company used $750,000 of cash to reduce debt borrowed from the Company’s bank. Management expects to pay down the current debt by the end of the current year.

Liquidity Analysis

The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available to us under the credit agreement at September 30, 2006 was approximately $10.1 million. The Company paid approximately $50,000 representing a facility fee and bank costs for a two year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.

The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at September 30, 2006. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

Under this credit facility, we borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. These funds were used to provide working capital and to finance the acquisition of Xicom. We borrowed these funds and simultaneously entered into an interest rate swap agreement, which expires in November 2006. The swap agreement limits our interest rate exposure, during the term of the agreement, to 5.61%. During the quarter, the Company made principal payments on the note in the amount of $250,000. See Notes to Condensed Consolidated Financial Statements (note 10 – Financial Instruments) for further detail. Management expects to pay the remaining balance off by the end of the current fiscal year, using existing cash.

Contractual Obligations

As of September 30, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption Contractual Obligations.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as defined by Regulation S-K 229.303(a)(4) promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

The Company has chosen accounting policies appropriate to report accurately and fairly the operating results and financial position, and the Company applies those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company considers policies on accounting for revenue recognition, stock compensation, valuation of receivables, valuation and impairment of intangibles assets, warranty liability, valuation of inventory, and accounting for income tax to be the most critical factors in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. During 2006, the Company entered into a Cost Plus Fixed Fee government contract. The description of the accounting for Cost Plus Fixed Fee contracts is detailed below.

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

Cost Plus Fixed Fee — We recognize revenue on cost plus fixed fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fixed fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted for and allocated in accordance with reasonable cost allocation methods and/or cost accounting standards.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We are currently assessing the impact, if any, of the adoption of SAB 108.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertain Tax Provisions (“FIN 48”), an Interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this pronouncement in January 2007 and is currently evaluating the impact FIN 48 might have on its consolidated results of operations or financial condition.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Commission amended the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after September 15, 2005. Accordingly, the Company adopted this revised SFAS 123(R) effective January 1, 2006. For the impact of adopting SFAS 123(R), see Notes to Condensed Consolidated Financial Statements (note 2 – Employee Stock Options).

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

Factors That May Affect Radyne’s Business and Future Results

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our on Form 10-K, for the year ended December 31, 2005, factors that could affect our results and cause them to differ materially from those contained in the forward-looking statements, include, but are not limited to:

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

We may make additional written or oral forward-looking statements from time to time in filings with the Commission or in public news releases. Such additional statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing.

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

The Company is also exposed to market risk on our financial instruments from changes in interest rates. As of September 30, 2006, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. On May 2, 2005, we entered into an interest rate swap arrangement in order to fix the rate of interest on a term loan. The arrangement has an 18-month term while the term loan has a 36-month term. On the expiration of the swap agreement, the loan will revert to a variable interest rate as described above in Liquidity Analysis and Notes to Condensed Consolidated Financial Statements (note 10 – Financial Instruments). Management expects to pay the note off at the expiration of the swap agreement. There can be no assurance that the Company will have adequate cash resources to retire future debt in this manner.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2006 that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2006, and if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

As previously disclosed, in April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation Case No. 2:06cv01132) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of the Company’s radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. The Company submitted its answer to the complaint on May 30, 2006. The Company believes Comtech EF Data Corp.’s claims are without merit and that it has substantial factual and legal defenses to the claims. The Company intends to defend itself vigorously in this lawsuit. However, there is no assurance that the Company will ultimately prevail in this proceeding.

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

RADYNE CORPORATION

By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(3)	Amended and Restated Bylaws of Radyne Corporation

10.1(4)	Form of Indemnification Agreement

10.2(5)	Amendment to the Change in Control Agreement by and between Radyne Corporation and Malcolm C. Persen, effective May 5, 2006

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS(6)**	XBRL Instance Document

100.SCH(6)**	XBRL Taxonomy Extension Schema Document

100.CAL(6)**	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB(6)**	XBRL Taxonomy Extension Label Linkbase Document

100.PRE(6)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

**	furnished herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A12G, filed on July 13, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K, filed on March 16, 2006.

(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2006.

(4)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 24, 2006.

(5)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed October 24, 2006.

(6)	Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005 and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the information in this Form 10-Q, including Exhibit 100, shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.