Form 10-K
period 2006-12-31
RADYNE CORP
filed 2007-03-05
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-11685

Radyne Corporation

(Exact name of Registrant as specified in its charter)

Delaware	11-2569467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3138 East Elwood Street, Phoenix, Arizona	85034
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (602) 437-9620

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities Registered Under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $171 million computed by reference to the closing price of the stock on the NASDAQ Stock Market on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, that were outstanding as of the close of business on January 31, 2007 was 18,362,451.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Annual Meeting of Stockholders is to be held on June 27, 2006 at 2 p.m. in the registrant’s Phoenix office.

Part I

Item 1. Business

Development of Business

History of Business

Radyne Corporation (“Company”) was formed in 1980 as a corporation under the laws of the state of New York. In 1995, a new management team moved the Company to Arizona. The Company reincorporated in Delaware in July 2000. The Company completed the following acquisitions of complementary business lines: ComStream Corp of San Diego, CA in 1998, Armer Communications of Chandler, AZ in 2000, the assets of Tiernan Communications of San Diego, CA in 2001 and Xicom Technology, Inc. of Santa Clara, CA in May 2005.

Current Business

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company’s products are used in applications for telephone (land line and mobile), data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through its Tiernan subsidiary, the Company is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and San Diego and Santa Clara, California, and sales or service centers in; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom. We serve customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television, and the United States government.

Our products have or will be utilized in major communication systems worldwide, including the following:

•	Satellite modems and high power amplifiers used as the backbone for major U.S. Department of Defense and Homeland Security communications systems.

•	Satellite modems, high power Ka band amplifiers and HD encoders for expanded direct to home (DTH) distribution of HDTV from satellite.

•	HDTV encoders and decoders for a major American television network for use during their coverage of the 2008 Olympics in Beijing and the National Basketball Association.

•	Satellite backhaul systems for GSM mobile phone providers in India and China.

•	Tri-band satellite amplifiers for a major U.S. satellite communications integrator that are used in a mobile satellite program for the U.S. military.

•	DMD20 satellite modem, frequency converters, and redundancy switches for a large expansion project by leading telecom providers in the Asia Pacific region.

•	Major expansion of U.S. government satellite monitoring network.

•	DataPath, a premier U.S. government supplier, with DMD20s to use in its DKET and TRACKX products.

•	Solid-State Block Upconverters for major U.S. satellite communication integrators.

•	Satellite products for disaster recovery projects, including, for example, the Hurricane Katrina recovery effort.

Financial Information about Segments

The Company has been organized into two operating segments: 1) Satellite Electronics and Broadcast Equipment, which provides Radyne and Tiernan brand products to satellite, microwave, television, and cable communications customers; and 2) Amplifiers, which provides Xicom Traveling Wave Tube Amplifiers (TWTAs), Klystron Power Amplifiers (KPAs) and Solid State Power Amplifiers (SSPAs) used in broadcast and broadband satcom applications including IP-over-Satellite markets. Each segment is organized and managed separately to make key decisions such as sales/marketing and product development. Please refer to note 13 – Segment Reporting in the consolidated financial statements for additional segment reporting information and financial data.

Description of Business

Industry Overview

Satellite technology is a key element in the worldwide infrastructure of communications systems. Satellites enable communications service where there is no suitable alternative available to provide a redundant backup solution for terrestrial based infrastructure (like fiber-optic cables and microwave networks) or to supplement existing inadequate service. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks can be rapidly installed, upgraded, and reconfigured as compared with land-based networks, which require rights-of-way and are expensive and time consuming to install and upgrade.

Satellite communication systems consist of two key segments: satellites (the “space segment”); and ground-based transmission/reception systems (the “ground segment”). The space segment consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground segment, the segment of the industry within which the Company operates, consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, amplifiers, satellite modems, frequency converters, redundancy switches and voice, data, and/or video network interface equipment. Earth stations provide a communications link from the content originator (such as a broadcast studio or Internet service provider) to the end user either directly or through land-based networks.

The ground segment consists of multiple applications in which the Company operates. The three principal categories of satellite communication applications are fixed satellite services, mobile satellite services, and direct broadcast services.

•

Fixed Satellite. Fixed satellite services provide point-to-point and point-to-multipoint satellite communication of voice, data, and video between fixed ground-based earth stations. The introduction of high-power satellites has created new opportunities within the fixed satellite services segment by enabling the use of smaller, less costly earth stations for applications such as corporate data networks, Intranet access, and rural telephony.

•

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

•

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

Deregulation and Privatization. Many developing countries that had previously not committed significant resources to or placed a high priority on developing and upgrading their communications systems are now doing so, primarily through deregulation and privatization. A significant number of these countries lack the resources, or have large geographic areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite communications services systems to meet the growing demand for communications services in these countries.

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

Television Video Distribution. Compressed HDTV digital video is a technology that has the potential to provide significant new market growth. The development of digital compression technology preserves the quality of TV signals and allows the transmission of television signals via satellite, point-to-point or fiber in a smaller bandwidth than is currently possible through alternative technologies, the most prevalent of which is over-the-air analog signals which use much larger frequency spectums than digital systems require. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services. The increased compression allows broadcasters to increase their channel offering within a smaller, allocated spectrum. New HDTV content provides opportunities for additional network and local programming choices along with related revenue opportunities. Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators. Direct Broadcast Services, in turn, use satellites to distribute digital television programming. Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks, and telemedicine. The economics of compressed video allow the use of satellite transmission for long-distance teaching applications. Digital cinema distribution is a viable alternative to the physical distribution of feature length films and special media events.

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

Internet Communications. The Internet has evolved into a global medium, allowing millions of individuals throughout the world to communicate, share information, and engage in electronic commerce. Growth in this sector is expected to be driven by the large and growing number of personal computers installed in homes and offices, the declining prices of personal computers, improvements in network infrastructure, the availability of faster and cheaper Internet access, and the increasing familiarity with and acceptance of the Internet by businesses and consumers. Internet usage also is expected to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities, and the absence of geographic or temporal limitations.

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

Products

Satellite Electronics and Broadcast Equipment

The Company supplies satellite modems, converters, and switches and HDTV broadcast products and standard/digital encoders and decoders thru its Radyne and Tiernan brands. The two principal product groups are listed below:

•	Satellite Electronics

•

Modems—Satellite modems transform user information, such as data, video or audio, into a signal that can be further processed for transmission via satellite. We produce several varieties of satellite modems, which operate at different speeds using a variety of modulation techniques. Featured products include: the DMD20 – Universal Satellite Modem, the DMD2050 – MIL-STD Compliant Universal Satellite Modem, and the DMD20LBST – L-Band Satellite Modem and ODU Driver.

•

Frequency Converters/Transceivers—Each satellite is configured to receive or transmit a particular radio wave pattern, otherwise called a frequency band, which is typically different from the frequency of the satellite modem. Frequency converters are used to alter the input/output of a satellite modem into a wave pattern that can be interpreted by the particular satellite being used in the satellite system to relay communication signals. The Company currently markets a variety of converters used to transmit and receive signals over satellites in the commercial satellite frequency ranges of C-Band, Ka-Band, and Ku-Band. We also produce a redundancy control unit, which will switch a satellite system to stand-by equipment in the event of a malfunction in a satellite modem or converter. Such redundancy is a critical element for many of our customers, such as rural or international telephony networks, that strive to provide uninterrupted satellite communications services to their customers. Featured products include: SFC-1450 Ku-Band up-converter and SFC-1275 Ku-Band down-converter.

•

Earth Stations—Our earth stations typically consist of several components, including a satellite modem, a frequency converter, a transceiver, a transmitter, redundancy switches and an antenna. Earth stations serve as an essential link in transmitting signals to and receiving signals from satellites. Our earth stations enable users to program power levels and operating parameters in order to compensate for low signal levels, extreme weather conditions, and other variables. We design and manufacture our earth stations using components that we manufacture as well as components that we obtain from other manufacturers. Featured products include: the DMD20LB/ST – Satellite Earth Station.

•

Troposcatter – In 2005, the Company introduced a new troposcatter product or “over-the-horizon” modem in partnership with General Dynamics C4 Systems. The TM-20 modem has the ability to transmit and receive radio waves over the curvature of the Earth by reflecting signals off irregularities in the troposphere which is approximately 10Km above the Earth’s surface. The TM-20’s patented software is a major advance in troposcatter technology and will be marketed to the U.S. military, which currently employs troposcatter systems throughout the world, and to commercial interests.

•	Broadcast Equipment

•

Standard and High Definition TV Encoders/Decoders – TV encoders convert analog signals to digital format and compress the signal to fit over available bandwidth. Decoders are used to convert the compressed signal back into a form that can be viewed and edited. Encoders are used in satellite, cable and terrestrial applications. Many U.S. broadcasters rely on encoders to provide news/live event gathering and direct to home service. The Company offers a complete product line of SDTV and HDTV encoders for professional applications. Both models feature MPEG-2 video encoding capability and audio compression. The HDTV encoder features a monitor screen on its faceplate which enables the technician to monitor actual unit performance in real time. Featured products include: the HE4000 – High and Standard Definition Encoder, the SE4000 – DVB MPEG-2 Contribution Encoder, the HD4000 – High Definition Contribution Decoder, and the TDR4022 – DVB Professional Integrated Receiver/Decoder.

In early 2007, the Tiernan Division introduced a new standard definition encoder employing advance video codec, also known as MPEG-4. This encoder, known as the AVC-4000, is the first product in a new family of products that employ this technology which allows for further compression of video signals to levels that allow more efficient use of available bandwidth when compared with MPEG-2 alternatives.

•

High-Speed and DVB Modems—Modulators and demodulators are similar to modems as they transform a signal for transmission to a satellite and then, at the receiving station, convert the signal back into a form usable as part of the broadcast data stream. Featured products include: the DM240 – Digital Video Broadcast Modulator and the DD240— Digital Video Broadcast Demodulator.

•

Cable and Microwave—Our cable modulators are used primarily in the distribution of digital video for use by cable television distributors and in HDTV. The design of our cable modulators allows for the transmission of digital video on terrestrial, broadband cable and enables system operators to manage and control available bandwidth. Our microwave modems are used with point-to-point microwave radios and usually feature high-speed and multidata-rate capabilities that provide a complete point-to-multipoint communication link that facilitates microwave link upgrades. For example, television stations use our microwave modems to transmit audio and video over a microwave link to and from digital newsgathering trucks. Featured products include: the MM200—Terrestrial Microwave Modem and the QAM256 – Digital Video Modulator.

Satellite electronics and broadcast equipment products accounted for 54% of consolidated revenue for the year ended 2006.

Amplifiers

The Company provides a variety of high powered amplifiers thru the Amplifier segment under the Xicom brand.

Satellite amplifiers boost the strength of a signal prior to transmission to satellites which are often more than 21,000 miles from the surface of the earth. Xicom’s Solid State Power Amplifiers (“SSPA”), Traveling Wave Tube Amplifiers (“TWTA”), and Klystron Tube Amplifiers (“KTA”) are used in commercial and military satellite communications terminals throughout the world. These High Power Amplifiers (“HPA”) provide power levels vital to satellite communications in fixed, satellite news gathering (“SNG”), flyaway, mobile, shipboard, and airborne platforms. Applications include mobile SNG television trucks, fixed satellite ground stations and mobile platforms such as helicopters and ships. Featured products include antenna and rack-mount SSPAs, single-band (C-, X-, Ku-, Ka-, and DBS), and multi-band TWTAs.

Amplifiers accounted for 46% of consolidated revenue for the year ended 2006.

Competition

We face significant competition in the satellite communications field. The major competitors include companies such as Comtech EFData Corp., Paradise Datacom, Tandberg Television, and Scopus in the Satellite Electronics and Broadcast Equipment segment. In the Amplifier segment, CPI (Communications & Power Industries) and Miteq Inc. are the principal competitors. The Company maintains a sizable market share in each of these segments and anticipates further penetration with subsequent acquisition and organic growth.

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

•	A broad line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements.

•	Ongoing new product development and product introductions that address changing customer needs.

•	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

•

Equipment that meets or exceeds all applicable military and government standards, including the first satellite modem to obtain Defense Information Systems Administration (“DISA”) certification, the DMD-20.

•	The ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic, and regulatory environments in various locations around the world.

•

Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including Beijing, Singapore, London, Jakarta, and Amsterdam.

•	The ability to offer a full line of satellite ground equipment with the mix of the Company’s different product lines.

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

Continual Emphasis on Operational Efficiency and Financial Performance. We have historically maintained a strong emphasis on operation efficiency and financial performance. We believe that continued focus on our operational efficiencies is essential to future financial success while continuing to grow our business. As part of this continued emphasis, we plan to devote significant time and resources to key components of our business, such as our manufacturing processes, design systems and customer relationships.

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

We intend to use a significant portion of our cash flows from operations to fund our research into products for improved satellite communications, over-the-horizon (troposcatter) communications, new amplifier products, audio and HDTV encoders, and other new telecommunications products. We also plan to focus our research and development activities on digital audio, video, and data products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will ultimately prove successful. Refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations for research and development expense over a two year period.

Sales and Marketing

We sell our products through an international direct sales force with sales and/or service offices in the United States (Phoenix, Arizona; San Diego and Santa Clara California; and Boca Raton, Florida, Singapore, China, Indonesia, the United Kingdom, and the Netherlands. Our direct sales force consists of 36 individuals supported by systems and applications engineers. We focus direct sales activities on expanding our international sales by identifying emerging markets and establishing new customer accounts. Additionally, we directly target certain major accounts that may provide entry into new markets or lead to subsequent distribution arrangements. International representatives, agents and systems integrators sell our products, supported by our sales and marketing personnel.

We supplement our direct sales force through the use of distributors and local agents who help develop sales leads and provide ongoing support. Typically, a member of our direct sales staff then assists in completing the sale. Generally, our distributors do not carry inventory of our products.

We participate in approximately 15 trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail, and our website. For further information on our products please visit www.radn.com.

We maintain a warranty department that also includes customer service and support staff that support customers and agents and provide installation supervision, if needed. In certain instances, we use third-party companies to install and maintain our products at customer sites.

Refer to Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations for selling, general and administrative expense over a two year period.

Customers

Our customers generally include national and international telecommunications providers (including radio and television stations), digital television users (including broadcast and cable networks), Internet service providers, financial information providers, systems integrators, and other corporate entities and the U.S. government.

Our direct sales into principal foreign markets for the periods indicated consisted of the following percentages of total sales.

	Years ended December 31,
Region	2006	2005	2004
Asia	19%	16%	21%
Africa/Middle East	5%	7%	10%
Americas	2%	3%	3%
Europe	16%	15%	13%

Total Foreign Sales	42%	41%	47%
Domestic	58%	59%	53%

	100%	100%	100%

In addition to the above sales, we believe that a substantial portion of our domestic sales are for products which ultimately are installed in foreign countries. We believe that foreign sales will continue to make up a major portion of our total sales in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may not, however, succeed in our efforts to cultivate such markets due to political or other factors. Besides the USA, there is no other country that represents more than 10% of consolidated revenue for 2006. See note 11 – Significant Customers and Foreign and Domestic Sales for significant customers with 10% or more of segment sales.

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

As of December 31, 2006, the Company had backlog (orders to be shipped in future periods) of $9.1 million in the Satellite Electronics and Broadcast Equipment segment and $16.6 million for the Amplifier segment before eliminations.

The Company’s Phoenix, San Diego, and Santa Clara facilities have been awarded ISO 9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing, and distribution processes. Subsequently, we have continued to improve our processes and methods of operations, consistent with our goals and the certification requirements. This certification assists in increasing the acceptance of our products. As of December 31, 2006, the Company’s ISO 9001 certifications remained in effect.

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

Employees

As of December 31, 2006, we had 343 full-time employees, including 4 executive officers, 177 manufacturing and operations personnel, 79 research and development personnel, and 83 selling, general and administration personnel. These figures include employees who are based outside the United States. Our employees are not represented by a labor union. We believe that our relationships with our employees are satisfactory and in good standing.

Available Information

The Company’s website is www.radn.com. We make available (free of charge), through our website, our annual, quarterly, and current reports, and any amendments to those reports as soon as practicable after electronically filing the reports with the Securities and Exchange Commission (the “Commission”). Any materials we file with the Commission may be read and copied at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information concerning the operation of the Commission’s Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at www.sec.gov where you can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. Information contained on our website is not a part of this report.

Item 1A. Risk Factors

In addition to the factors affecting specific business operations identified in connection with the description of these operations contained elsewhere in this Form 10-K, the following risk factors should be considered in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

We Have A History Of Inconsistent Operating Results, And Could Suffer A Reduction In Profitability and Even Losses In The Future.

As a result of operating losses from time to time in prior years, we had an accumulated deficit of $9.5 million at December 31, 2003. While the Company regained profitability, and has continued to be profitable each year since 2003, we are in a highly competitive business and our profitability is dependent on growth in our markets, the continued introduction and market acceptance of our products, and management of our expenses. There can be no assurance that we will be able to continue our earnings growth, maintain current earnings levels, or remain profitable at all. We anticipate that 2007 earnings could be impacted by margin pressures.

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

We may continue to experience significant quarter to quarter fluctuations in our operating results, which may result in volatility in the price of our common stock. These fluctuating operating results derive from a variety of factors, including the following:

•	quarter to quarter variability in demand for our products;

•	introduction of new or enhanced products by us or our competitors;

•	growth of demand for Internet-based products and services in developing countries;

•	timing of significant marketing programs we may implement;

•	extent and timing of hiring additional personnel;

•	competitive conditions in our industry; and

•	general economic conditions in the United States and abroad.

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

We Depend On International Sales, Which Could Cause Our Sales Levels To Be Volatile.

A significant portion of our business depends on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. For example, sales to foreign customers were approximately 42%, 41% and 47% for the years ended December 31, 2006, 2005 and 2004, respectively. Accordingly, we expect that our sales will continue to include a significant proportion of customers located outside the United States. As a result of our dependence on foreign markets, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	changing regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	the availability of export licenses;

•	political and economic instability;

•	difficulties in staffing and managing foreign operations, tariffs and other trade barriers;

•	changes in diplomatic and trade relationships;

•	complex foreign laws and treaties;

•	acts of terrorism; and

•	difficulty of collecting foreign accounts receivable.

The Company is subject to the Foreign Corrupt Practices Act, which prohibits us from making payments to government officials and others in order to influence the granting of contracts we may be seeking. In addition, we must comply with US Customs laws that forbid us to do business with certain other countries. Our non-U.S. based competitors are not subject to these laws, which gives them a competitive advantage in those countries.

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

A Significant Portion of Our Sales are to the US Government and Government Entities and Changes in Political Priorities Could Reduce Our Revenue

A significant portion of the Company’s consolidated net sales are directly to the US Government, or to entities reselling to these civilian agencies and the branches of the military. Demand for our products has been elevated due to natural disasters, high military alerts and governmental usage due to world wide terror levels and general upgrades to infrastructures throughout the worlds’ military and police forces. These customers’s needs vary according to the priorities of each respective entity. A change in control of any of the companies, political offices or other related entities could result in reduced demand for our products and, ultimately, lower sales and profits.

The Sales And Implementation Cycles for our Products are Long and Continue to Increase, and We May Incur Substantial, Non-Recoverable Expenses or Devote Significant Resources To Sales That May Not Occur When Anticipated, If At All.

A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. After a customer decides to purchase our products, the timing of their deployment and implementation depends on a variety of factors specific to each customer. Further, prospective customers may delay purchasing our products in order to evaluate new technologies and develop and implement new systems. Throughout the sales cycle, we spend considerable resources educating and providing information to prospective customers regarding the use and benefits of our products.

Competition In Our Industry Is Intense And Can Lead To Reduced Sales And Market Share.

The markets for ground segment systems are highly competitive. We have a number of major competitors in the satellite communications equipment field. These include large companies, such as Comtech EFData Corp., Paradise Datacom, Tandberg Television, Scopus, CPI (Communications & Power Industries) and Miteq Inc., that have significantly larger and more diversified operations and greater financial, marketing, personnel and other resources than we possess. As a result, these competitors may develop and expand their products more quickly, adapt more quickly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can.

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

Our Research And Development Efforts Are Costly And The Results Are Uncertain, Which May Reduce Our Profitability And Could Result In Losses.

Our continued growth depends on penetrating new markets, adapting existing satellite communications products to new applications, and introducing new communications products that achieve market acceptance and benefit from our established international distribution channels. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. These efforts are costly. We expended $10.9 million, or 8.2% of our net sales, in fiscal 2006 on research and development activities. Additionally, our research and development programs may not produce successful results, which could have a material adverse effect on our business, financial condition, and results of operations.

Continued Growth Through Acquisition Could Prove Unsuccessful And Strain Our Personnel And Systems And Divert Our Resources.

We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. Our operations have expanded significantly as a result of our acquisitions of ComStream, Armer, Tiernan, and Xicom. We are unable to predict whether or when any other prospective acquisition will be completed. However, in order to pursue successfully the opportunities presented by emerging satellite-delivered communications and broadcast equipment markets, we will be required to continue to expand our operations. This expansion could entail various risks, including the following:

•	difficulty of assimilating the operations and personnel of acquired businesses or products due to unforeseen circumstances;

•	the necessity to attract, train, motivate, and manage a significantly larger number of employees;

•	the use of a disproportionate amount of our management’s attention or our resources;

•

substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to intangible assets;

•	potential disruption of our ongoing business;

•	our inability, once integrated, to achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected; and

•	our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment.

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

We have net operating loss carryforwards that expire between the years 2007 and 2022. As a result of the sale in 2004 by Stetsys Pte Ltd. and Stetsys US, Inc. of all of the shares of our common stock held by each company, we experienced an ownership change as defined by Section 382 of the U.S. Internal Revenue Code of 1986, as amended. Because of the ownership change, we are limited in our ability to use the net operating losses from before the date of the ownership change to offset items of taxable income realized after that date. The annual limitation will also result in the expiration of some of the net operating losses before utilization. In addition, any future ownership change could further limit the availability of our net operating loss carryforwards to offset tax liabilities and may be viewed negatively by a prospective buyer of the stock.

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

The Transition and Loss Of The Services Of Certain Members Of Our Senior Management

During 2006, the Company transitioned CEOs from Robert Fitting, a long time expert in the Satellite industry, to Carl Myron Wagner. The timeliness and ability of Mr. Wagner to successfully operate in his new role of CEO is critical to the Company’s performance. Along with Mr. Wagner, Steve Eymann, our CTO, is critical to our business. The Board of Directors has active succession plans that should mitigate the loss of one or more of our executives. Nonetheless, there can be no assurance that succession plans will be successful. Further, the failure to attract and retain personnel with the necessary skills when needed could materially and adversely affect our business and expansion plans.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently occupy approximately 40,000 square feet of building space in Phoenix, Arizona, and 26,000 square feet in our San Diego, California facility, and 72,000 square feet in our two Santa Clara, California facilities. The Phoenix and San Diego facilities are used in the Company’s satellite electronics and broadcast equipment segment. The Santa Clara facility is the base for the amplifier segment. In addition, we sublease 16,000 square feet in Chandler, Arizona. The lease for our Phoenix facility expires in July 2008, subject to an option to renew for two consecutive terms of five years each. The lease for the Chandler facility expires in October 2008, subject to an option for a five-year renewal. The lease for the San Diego facility expires in June 2010, subject to an option to renew for two consecutive terms of five years each. The lease for the Santa Clara facility was renewed in 2006 for an additional five years and added additional space. We also lease facilities for our regional sales and service offices in China, Singapore, the Netherlands, and the United Kingdom. The Company believes that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.

Item 3.	Legal Proceedings

On April 2006, Comtech EF Data Corp. filed a complaint ( Comtech EF Data Corporation v. Radyne Corporation / Case No. CIV 06-1132-PHX-MHM) in the United States District Court for the District of Arizona alleging one count of patent infringement of US Patent No. 5,666,646 claiming that some of the Company’s radio frequency converter products infringed on the patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. The Company submitted its answer to the complaint on May 30, 2006. Representatives of the Company have met with Comtech EFData in attempts to resolve the matter, but all efforts to date have been unsuccessful. The Company believes Comtech EF Data Corp.’s claims are without merit, that the accused products do not infringe, and that the Company has other substantial factual and legal defenses to the claims. The Company intends to defend itself vigorously in this lawsuit. However, there is no assurance that the Company will ultimately prevail in this proceeding.

From time to time, in addition to those identified above, Radyne is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including commercial, employment and other matters. In accordance with U.S. generally accepted accounting principles, Radyne makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Radyne. It is possible, however, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “RADN”. The following table sets forth the range of high and low closing prices per share for our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	High	Low
2006
First quarter	$16.07	$12.95
Second quarter	$17.41	$10.30
Third quarter	$12.60	$10.31
Fourth quarter	$13.15	$9.65
2005
First quarter	$9.36	$7.38
Second quarter	$9.20	$7.24
Third quarter	$11.43	$8.91
Fourth quarter	$15.17	$10.27

Holders of Record

As of January 1, 2006, we had approximately 260 holders of record of our common stock. We estimate that we have another 5,000 holders of our common stock in street name.

Dividends

We have not paid dividends on our common stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions, and other pertinent factors.

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Global Select Market, and the Communication Equipment group assuming the investment of $100 in our common stock and each index on December 31, 2001 and the reinvestment of dividends, if any. Prior period performance should not be used as a guide to future expected performance.

Equity Compensation Plans

See Part III, Item 12.

Item 6.	Selected Financial Data

The following selected consolidated statements of operations data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, and the selected consolidated balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto, audited by an independent registered public accounting firm, KPMG LLP. The following data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto as of December 31, 2006 and 2005 and for the three years ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K. The selected financial data below includes a full year consolidation of Xicom during 2006. For 2005, the results of Xicom are from the date of acquisition, May 27, 2005, through December 31, 2005.

	Years Ended December 31, (in thousands, except per share data)
	2006	2005	2004	2003	2002
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$134,209	$103,263	$56,578	$57,991	$57,662
Cost of sales	77,738	57,251	26,435	31,640	38,472

Gross profit	56,471	46,012	30,143	26,351	19,190

Selling, general and administrative	28,627	21,777	15,420	13,559	13,471
Research and development	10,947	8,824	5,330	6,294	8,665
Asset impairment charge	—	—	—	—	995
Restructuring charge	—	—	—	—	1,102

Total operating expenses	39,574	30,601	20,750	19,853	24,233

Earnings (loss) from operations	16,897	15,411	9,393	6,498	(5,043)
Interest expense	241	252	29	28	62
Interest and other income	(1,359)	(665)	(492)	(254)	(236)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	18,015	15,824	9,856	6,724	(4,869)
Income taxes (benefit)	6,150	5,138	(3,644)	2,599	(196)

Earnings (loss) before cumulative effect of change in accounting principle	11,865	10,686	13,500	4,125	(4,673)
Cumulative effect of change in accounting principle	—	—	—	—	4,281

Net earnings (loss)	$11,865	$10,686	$13,500	$4,125	$(8,954)

Earnings (loss) per share:
Basic	$0.66	$0.63	$0.83	$0.27	$(0.59)

Diluted	$0.63	$0.60	$0.79	$0.26	$(0.59)

Weighted average number of common shares outstanding
Basic	18,026	16,838	16,357	15,488	15,180

Diluted	18,845	17,700	17,136	15,718	15,180

	December 31, (in thousands)
	2006	2005	2004	2003	2002
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$27,540	$16,928	$39,300	$30,130	$16,230
Working capital	$62,272	41,169	53,432	41,642	34,252
Total assets	$120,004	100,628	65,416	50,609	44,407
Long-term obligations	$148	4,961	430	475	849
Total liabilities	$18,139	22,988	7,222	6,991	7,118
Stockholders’ equity	$101,865	77,640	58,194	43,618	37,288

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes that appear in Item 8 of this Annual Report on Form 10-K. References to “Note” or “Notes” refer to the Notes to the Company’s Consolidated Financial Statements.

Overview

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company’s products are used in applications for telephone (land line and mobile), data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. Through its Tiernan subsidiary, the Company is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and San Diego and Santa Clara, California, and sales or service centers in Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom.

We sell our products through our direct sales offices and local agents and distributors. We serve customers in over 90 countries, including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communications networks, network and cable television and the U.S. government.

During 2006 our sales set a record at $134.2 million. The increase in sales was due, in part, to the strong results in our amplifier segment during 2006. Xicom sales for the year were $62.1 million and the satellite electronics and broadcast equipment business generated $72.2 million. The consolidated business also set a new record for earnings from operations at $16.9 million.

For 2007, we will continue to pursue customers around the world where we believe we are well positioned to offer cost effective technology solutions that are competitive with other products in the marketplace. Our approach remains to focus our efforts on well defined hardware markets where we can rapidly develop and market communications products. We are committed to offering reliable products that compare well with those of our competition in order to achieve our goal of growing sales while maintaining strong gross margins. We continue to manage our operations with tight cost control while investing in new product research and development where we believe we can achieve returns either through new product sales or reduced cost of manufacture.

In addition, we continue to evaluate opportunities to acquire new technologies or other businesses that complement our existing product lines and have a clear path to providing accretive returns.

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

Management believes the Company’s most critical accounting policies and estimates used in the preparation of its consolidated financial statements relate to:

•

Revenue Recognition. Revenues from product sales are recognized upon the actual shipment of product and transfer of the risk of ownership from us, or our contract manufacturers, to our customers in accordance with SEC Staff Bulletins No. 104 Revenue Recognition and No. 101, Revenue Recognition in Financial Statements, as amended. We do not sell through distributors and we do not use consignment resellers as a method of selling our products. Revenue from services principally consists of sales related to services for installation and integration of satellite earth stations and video and microwave hub stations and are recognized at the time the services are performed. We consider products and services as separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is allocated to the separate units of accounting based on their relative fair values. Sales related to government agencies or subcontractors with “Cost Plus Fixed Fee” arrangements are accounted for using the “Percentage of Cost to Complete” method in accordance with ARB 43, Restatement and Revision of Accounting Research Bulletins – Chapter 11 Government Contracts.

•

Stock Compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which requires the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

For those periods prior to December 31, 2005 the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal year 2005 and prior years, and, accordingly, recognized no compensation expense for the stock option grants, until December 2005, when we accelerated the vesting of all unvested options.

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

•

Valuation and Impairment of Intangible Assets. In assessing our goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) we are required to make significant assumptions about the future cash flows, overall performance, identity and allocation and valuation of the assets, including goodwill and other intangibles of our reporting units. Market prices are not readily available for certain businesses, unique physical assets, and most intangible assets to be evaluated in goodwill impairment tests. Therefore, we estimate fair values using estimating techniques and assumptions that are matters of judgment. During 2005, as a result of the Xicom acquisition, we recorded goodwill of approximately $30.0 million on our balance sheet. During 2006, we applied the provisions of SFAS 142 and determined that there was no impairment.

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

•

Valuation of Inventories. Inventories, consisting of satellite electronics and broadcast equipment as well as amplifiers, are valued at standard costs which approximates lower of cost or market using the first-in, first-out (“FIFO”) method. Our inventories include high-technology components and systems sold into rapidly changing and competitive markets; accordingly, our inventories are subject to technological obsolescence. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value. Assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If market conditions were to improve, we would not reverse previously recorded downward adjustments. We monitor the subsequent sale of impaired inventory and the amounts subsequently sold are immaterial to our gross margin. In any case, actual amounts could be different from those estimated.

•

Accounting for Income Taxes. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We consider the technical merits of positions taken in our income tax return filing in estimating tax benefits to be recorded. In determining the need for a valuation allowance we consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Accounting rules require that income tax estimates assume that current income tax rules will remain in effect and only after rule changes become enacted can adjustments be made to the estimates used. These, and other factors, may result in large swings in estimates from period to period.

Results of Operations

Sales:

Net sales generally consist of sales of products, net of returns and allowances, and revenues from long term contracts. Those related to government agencies or subcontractors with “Cost Plus Fixed Fee” arrangements are accounted for using the “Percentage of Cost to Complete” method in accordance with ARB 43.

2006 vs. 2005

	Years ended December 31, (in thousands)
	2006	2005	Change	%
Sales	$134,209	$103,263	$30,946	30%

During 2006, consolidated net sales grew 30% which was largely the result of the sales growth and the full year inclusion of Xicom. Xicom was acquired in May of 2005, and the Company’s consolidated results for that year included seven months of sales from Xicom. Nonetheless, on a pro forma basis, Xicom sales grew at a 30% annual rate during 2006 while net sales for the Company’s satellite electronics and broadcast equipment segment grew 2%. Forecasting sales growth rates is difficult; however, the Company believes that its historic range of 8% to 12% sales growth is a reasonable forecast for 2007. While Xicom sales growth may slow from their high rates during 2006, sales in the satellite electronics and broadcast equipment business may increase due to new product introductions, such as the DMD 1050 modem card, and other sales initiatives. There can be no assurance that sales will grow in either of the Company’s segments however.

2005 vs. 2004

	Years ended December 31, (in thousands)
	2005	2004	Change	%
Sales	$103,263	$56,578	$46,685	83%

For 2005, sales increased primarily due to the acquisition of Xicom and growth in our pre-acquisition satellite electronics and broadcast equipment segment. The addition of Xicom contributed approximately $32.4 million in sales growth with the balance resulting from growth in the pre-acquisition business. The growth in our pre-acquisition business was largely due to increased demand for our satellite electronics products used in direct television broadcast in the US and in landline and mobile telephony backhaul in countries with rapidly growing telecommunications demand such as Pakistan, India and China.

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

2006 vs. 2005

	Years ended December 31, (in thousands)
	2006	2005	Change	%
Cost of Sales	$77,738	$57,251	$20,487	36%
Gross Profit	$56,471	$46,012	$10,459	23%
Gross Margin %	42%	45%	-3%	-7%

During 2006, gross margins decreased as a result of the inclusion of a full year of Xicom. Xicom amplifiers historically have had lower margins than the satellite electronics and broadcast equipment segment. In addition, gross margins for satellite electronics and broadcast products declined as a result of competitive pressure, particularly for large satellite modem orders in Asia, and as a result of one time expenses associated with the introduction of new video and audio encoders and decoders. Cost of Sales was further increased and Gross margins reduced by the adoption of FAS123 (R) which resulted in equity compensation expense was $266,000 during 2006. The Company expects gross margins to stabilize near the levels for 2006 over the foreseeable future as a result of reduction in production expenses for encoders and decoders coupled with improved gross margins for amplifier sales.

2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Cost of Sales	$57,251	$26,435	$30,816	117%
Gross Profit	$46,012	$30,143	$15,869	53%
Gross Margin %	45%	53%	-8%	-15%

During 2005, overall gross margins decreased due to acquisition of Xicom. Margins from our pre-acquisition satellite electronics and broadcast equipment segment also decreased slightly as a result of increased competitive pressure and larger orders with quantity pricing. Cost of Sales was further increased (and gross margin further reduced) due to write-down and write-off expenses resulting from periodic review of inventory values in our satellite electronics and broadcast equipment segment. These expenses were approximately $1.2 million in 2005 compared to approximately $574,000 in 2004. This increase in excess and obsolescence expense was primarily the result of discontinuance of older products that were replaced with newer and updated models.

Selling, General, and Administrative Costs (“SG&A”):

Sales and marketing expenses consist of salaries, commissions for marketing and support personnel, and travel. Executive and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

2006 vs. 2005

	Years ended December 31,
	(in thousands)
	2006	2005	Change	%
Selling, general & administrative	$28,627	$21,777	$6,850	31%

SG&A increased primarily with the inclusion of Xicom, which accounted for a $3.7 million increase over the previous year. Corporate expenses were responsible for the remainder of the change over the period which included additional equity compensation expense of $1.4 million (as a result of the adoption of SFAS-123(R)), accounting and compliance costs of $698,000, management incentives of $305,000, additional headcount as a result of the CEO transition of $134,000, and acquisition activities of $130,000. The acquisition activities during the year were reflective of increased emphasis in merger and acquisition and related due diligence activities during the year. The increase in equity compensation and management incentives was a result of CEO transition costs. The Company does not expect the same level of equity compensation and transition cost during 2007. SG&A as a percent of sales remained at 21% as compared with 2005.

2005 vs. 2004

	Years ended December 31,
	(in thousands)
	2005	2004	Change	%
Selling, general & administrative	$21,777	$15,420	$6,357	41%

SG&A increased primarily due to the inclusion of additional expense from Xicom ($4.9 million). In addition, the Xicom acquisition caused increases in certain corporate expenses such as professional services, $737,000 (audit, preparation of Xicom for compliance with the provisions of the Sarbanes-Oxley Act of 2002, Section 404 (“SOX 404”) and tax advisory), and insurance, $420,000. Although the absolute amount of SG&A rose as a percentage of sales, it dropped to 21% of 2005 sales from 27% of 2004 sales.

Research and Development (“R&D”):

Research and development expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

2006 vs. 2005

	Years ended December 31, (in thousands)
	2006	2005	Change	%
Research & development	$10,947	$8,824	$2,123	24%

During 2006, R&D increased primarily due to the inclusion of Xicom, which itself accounted for $1.7 million of the increase. The remainder can be attributed to sustaining engineering cost in core products, new product introduction in the broadcast sector, and an increase in equity compensation ($132,000). R&D as a percentage of sales decreased to 8% during 2006 compared to 9% in 2005. The Company anticipates that R&D, as a proportion of sales, will remain at current levels for 2007 because of continued investment in new products.

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

Interest Expense:

Interest expense was approximately $241,000 and $252,000 for the years ended December 31, 2006 and 2005, respectively, as compared to $29,000 for the year ended December 31, 2004. The decrease in interest expense in the current year was due to the payoff of a loan in the fourth quarter of 2006. Interest expense should decrease substantially during 2007 because the Company is not carrying any debt. The Company is actively seeking acquisition opportunities and interest expense could increase substantially if the Company is successful and borrows money to finance an acquisition. Please see note 8 – Financial Instruments in the Consolidated Financial Statements for a complete discussion of the Company’s current borrowing needs.

Interest and Other Income:

Other income increased to $1.4 million in the year ended December 31, 2006 from $665,000 in the year ended December 31, 2005 and from $492,000 in the year ended December 31, 2004. Other income is comprised primarily of interest income, which increased as a result of higher daily cash balances and higher average interest rates during 2006 as compared to 2005 and 2004. We keep our cash in money market accounts and short term AAA or AA rated investments maturing within seven to twenty-eight days. Although we expect to generate additional cash balances during the coming year and we further expect interest rates to remain at or rise from current levels, new acquisitions, other business opportunities or an unexpected cash need could reduce our interest income. See Liquidity and Capital Resources below.

Income Taxes:

We recorded an income tax expense during the year ended December 31, 2006 of $6.2 million compared to an expense of $5.1 million for the year ended December 31, 2005. The Company also recorded an income tax benefit of $3.6 million in 2004.

The tax expense during 2005 includes a benefit of $317,000 due to the recognition of deferred tax assets resulting from previously earned and unused R&D tax credits. The increase in tax expense, during 2006, resulted from the increase in profits generated by the Company and the impact of stock based compensation recorded pursuant to FAS 123(R) for which no tax benefit could be recorded. As of December 31, 2006, the Company has total deferred tax assets of $4.0 million with a corresponding valuation allowance of $1.2 million.

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

For the year ended December 31, 2006, the Company reduced the valuation allowance and corresponding deferred tax asset by approximately $1.3 million. This reduction was due to the expiration of a portion of the net operating loss carryforward, which was limited as to its utilization pursuant to IRC §382.

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

Net Earnings:

Net earnings is the result of reducing gross profit by selling, general and administrative expenses and research & development expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the earnings available to each diluted share of common stock for the periods indicated:

2006 vs. 2005

	Years ended December 31, (in thousands)
	2006	2005	Change	%
Net earnings	$11,865	$10,686	$1,179	11%
Earnings per diluted share	$0.63	$0.60	$0.03	5%

Net earning and earnings per share (“EPS”), on a diluted basis, increased during 2006 as a result of increased sales. Net earnings were adversely impacted by pre-tax equity compensation expense for the year of $2.4 million EPS was impacted by an increase in the diluted share count, of 1.1 million shares, resulting from the sale of stock to employees through the employee stock purchase plan and the stock option plans. For the coming year, the Company believes that diluted earnings per share should increase at a rate equal to, if not somewhat higher than, the rate of growth in sales. As described above, management believes that equity compensation expenses should decline while other expenses should remain constant as a percentage of sales. There can be no assurance, however, that either sales or earnings will increase in the coming year.

2005 vs. 2004

	Years ended December 31, (in thousands)
	2005	2004	Change	%
Net earnings	$10,686	$13,500	($2,814)	-21%
Earnings per diluted share	$0.60	$0.79	($0.19)	-24%

EPS decreased in 2005 due to increased income tax expense compared to a one-time tax benefit the Company received in 2004 (see Income Taxes above). Earnings before income taxes increased to $15.8 million during 2005 from $9.9 million in 2004. The increase was principally the result of increased sales and other factors described above.

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

2006 vs. 2005

	Years ended December 31, (in thousands)
	2006	2005	Change	%
Bookings	$127,284	$107,180	$20,104	19%
Ending Backlog	$25,321	$32,246	($6,925)	-21%

Bookings set a new record for Radyne Corporation during 2006. The inclusion of Xicom, amplifier segment, accounted for the majority of the increase from 2005. The reduction in ending backlog was a result of the uneven nature of sales in our businesses. Illustrative of that fact are the robust bookings in the traditionally slow month of January (2007) which resulted in a backlog, at month end, of $33.4 million. The Company believes that bookings for 2007 should reflect the 8% to 12% growth in sales discussed above. Management’s forecast of sales growth in 2007 reflects the long term historic trend in the industries the Company serves and is not assured.

2005 vs. 2004

	Years ended December 31, (in thousands)
	2005	2004	Change	%
Bookings	$107,180	$57,871	$49,309	85%
Ending Backlog	$32,246	$9,585	$22,661	236%

During 2005, bookings increased compared to 2004 as a result of the addition of new Xicom orders ($34.3 million) and growth in the Company’s pre-acquisition satellite electronics and broadcast equipment segment ($15.6 million). Excluding Xicom, bookings increased 27% in the pre-acquisition satellite electronics and broadcast equipment segment. Backlog at year end increased due to the same factors: the addition of Xicom operations ($20.4 million), and growth in the pre-acquisition segment - $2.6 million. As discussed above, the growth in the pre-acquisition segments bookings and backlog resulted from increased sales to direct broadcast providers in the US and to providers of new landline and mobile telephony infrastructure in emerging telecommunications market in Asia.

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $27.5 million at December 31, 2006, compared to $16.9 million at December 31, 2005, an increase of $10.6 million. The increase resulted primarily from cash provided by operating activities of $7.2 million and cash provided by financing activities of $5.2 million. This was partially offset by the cash used in investing activities of $1.9 million. As a result of strong sales during the fourth quarter, working capital increased 51% to $62.3 million at December 31, 2006, from $41.2 million at December 31, 2005. The Company has already collected a large portion of the accounts receivable that were created during the quarter.

We maintain virtually all of our cash balances in the United States in US dollars. Continued cash from operations is expected to be primarily based on continued profitability which cannot be assured. Further, our net cash position would likely decrease if we acquire another company.

Cash from Operating Activities:

During 2006, net cash provided by operating activities was $7.2 million as compared to $12.8 million for 2005. Net cash provided by operating activities for 2006 resulted primarily from $11.9 million of net earnings, depreciation and amortization of $3.4 million, stock compensation expense of $2.4 million, and an increase of $1.6 million for accrued expenses and accounts payable. These were partially offset by increases in accounts receivable of $7.9 million and inventory of $3.0 million. Cash was further reduced by a decrease in customer advance payments of $1.3 million. Approximately $1.4 million of cash from operations was reclassified to cash from financing activities due to the Companies adoption of FSP 123(R)-3 in the 4th quarter of 2006. In prior interim periods during the year, these cash flows were accounted for according to the transition method described in paragraph 81 of SFAS 123(R) and the guidance related to reporting cash flows in paragraph 68 of SFAS 123(R).

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

During 2004, net cash provided by operating activities was $10.6 million. Net cash provided by operating activities for 2004 resulted primarily from $13.5 million of net earnings, depreciation and amortization of $1.2 million, a tax benefit on stock option exercises of $1.8 million and an increase of $1.6 million in accrued expenses. These were partially offset by increases in deferred tax assets of $5.7 million and increases in asset accounts of $1.0 million (including accounts receivable, inventory and prepaid expenses and other current assets). Cash was further reduced by a decrease in customer advance payments of $728,000 and a decrease in accounts payable $615,000.

As noted above, we expect that cash from operations will be sufficient to meet operating needs including changes in working capital for the foreseeable future. There is no assurance that the business operation will generate sufficient cash to meet these needs.

Cash Used In Investing Activities:

Investing activities included $1.9 million in net cash used in investing activities during 2006, which included $2.1 million in capital expenditures. During 2005, net cash used was $45.5 million which was the result of the Xicom acquisition of $43.5 million and capital expenditures of $2.1 million. During 2004, net cash used was $674,000 which included $822,000 in capital expenditures. During 2007, we believe that we will continue to invest in our businesses through additional capital expenditures at a rate similar to that of 2006. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Our ability to spend funds on capital equipment or acquisitions is conditioned on the overall health of our business and cannot be assured.

Cash From Financing Activities:

During 2006, net cash provided by financing activities was $5.2 million. Cash provided by financing activities was a result of exercises of stock options and proceeds from sale of common stock to employees totaling $7.5 million and $2.5 million from tax benefit from disqualifying dispositions and this was offset by the Company’s repayment of a loan in the amount of $4.8 million during the year.

During 2005, net cash provided by financing activities was $10.3 million. This cash resulted primarily from net borrowings of $4.8 million, the exercise of redeemable warrants of $2.7 million, the issuance of common stock through the exercise of employee stock options of $2.1 million and the sale of common stock to employees of $768,000.

During 2004, net cash used in financing activities was $773,000. The Company’s share repurchase plan used $2.8 million in cash. Cash generated by financing activities included $1.6 million from the issuance of common stock through the exercise of stock options and $460,000 from the sale of common stock to employees through the Employee Stock Purchase Plan.

The Company entered into a credit arrangement with a bank, in 2005, for up to $15.0 million. Under this credit facility, we borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. The facility is secured by all of the Company’s assets, including accounts receivables, intangible, and fixed assets. These funds were used to provide working capital and to finance a portion of the acquisition of Xicom. The note was paid and there was no outstanding balance as of December 31, 2006. The credit arrangement expires in May 2008 and the Company was in compliance with all covenants at December 31, 2006.

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

Contractual Obligations and Commitments

We had the following contractual obligations and commitments outstanding as of December 31, 2006 (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$8,328	$2,476	$2,102	$1,290	$1,173	$977	$311
Purchase commitments	24,211	14,955	4,244	1,237	—	3,774	—
Other long-term liabilities	148	148	—	—	—	—	—

Total	$32,687	$17,579	$6,346	$2,527	$1,173	$4,751	$311

Impact of Inflation

We do not believe that inflation has had a material impact on revenues or expenses during our last five fiscal periods. We do not expect that inflation will materially affect our business within the next year.

Recent Accounting Pronouncements

•

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

•

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. SAB 108 did not have a significant impact to the Company.

•

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any necessary adjustment would generally be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The term “more-likely-than-not” means a likelihood of more than 50 percent. This recognition threshold is below the recognition threshold we currently utilize in assessing our current income tax positions and, hence, may result in the recognition of additional deferred tax assets or reduction in income taxes payable. The Company adopted Interpretation No. 48 on January 1, 2007 and is currently assessing the potential impact on our financial statements. Upon completion of our analysis of the impact of adopting FIN 48, during the first quarter of 2007, it is possible that we may reduce our liability for income taxes or increase the benefit recorded for income tax attribute carryforwards with a corresponding increase in retained earnings.

Disclosure Concerning Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Annual Report or in documents incorporated by reference in this Annual Report.

Although management believes that the plans and expectations reflected in or suggested by these forward-looking statements are reasonable, management cannot assure you that we will achieve or realize these plans and expectations. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. Management cautions you not to place undue reliance on these statements, which speak only as of the date of this Annual Report.

The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk on our financial instruments from changes in interest rates. As of December 31, 2006, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. During the fourth quarter of 2006 the Company paid off a loan that was entered into on May 2, 2005 as described above in Liquidity and Capital Resources and note 8 – Financial Instruments in the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, together with related notes and the report of KPMG LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Part IV, Item 15 below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Radyne Corporation:

We have audited the accompanying consolidated balance sheets of Radyne Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment.

/s/ KPMG LLP

Phoenix, Arizona

March 1, 2007

Radyne Corporation

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$27,540	$16,928
Accounts receivable—trade, net of allowance for doubtful accounts of $266 and $804, respectively	27,828	20,337
Inventories	21,106	18,057
Deferred tax assets	2,593	3,010
Prepaid expenses and other assets	1,196	864

Total current assets	80,263	59,196

Goodwill	29,950	30,333
Intangible assets	5,567	6,706
Deferred tax assets, net	190	—
Property and equipment, net	3,822	4,098
Other assets	212	295

Total Assets	$120,004	$100,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,959	$5,054
Accrued expenses	9,994	9,045
Customer advance payments	1,057	2,319
Current portion of long-term debt	—	1,000
Income taxes payable	981	609

Total current liabilities	17,991	18,027

Long-term debt, less current portion	—	3,750
Deferred tax liability	—	752
Deferred rent	148	413
Accrued stock option compensation	—	46

Total liabilities	18,139	22,988

Commitments and contingencies (notes 9 and 17)
Stockholders’ equity:
Common stock; $.001 par value—authorized, 50,000,000 shares; issued and outstanding, 18,351,576 shares and 17,334,467 shares, respectively	18	17
Additional paid-in capital	75,500	63,171
Retained earnings	26,315	14,450
Other comprehensive income	32	2

Total stockholders’ equity	101,865	77,640

Total Liabilities and Stockholders’ Equity	$120,004	$100,628

See accompanying notes to consolidated financial statements.

Radyne Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Net sales	$134,209	$103,263	$56,578
Cost of sales	77,738	57,251	26,435

Gross profit	56,471	46,012	30,143

Operating expenses:
Selling, general and administrative	28,627	21,777	15,420
Research and development	10,947	8,824	5,330

Total operating expenses	39,574	30,601	20,750

Earnings from operations	16,897	15,411	9,393

Other (income) expense:
Interest expense	241	252	29
Interest and other income	(1,359)	(665)	(492)

Earnings before income taxes	18,015	15,824	9,856

Income tax expense (benefit)	6,150	5,138	(3,644)

Net earnings	$11,865	$10,686	$13,500

Earnings per share:
Basic	$0.66	$0.63	$0.83

Diluted	$0.63	$0.60	$0.79

Weighted average number of common shares outstanding:
Basic	18,026	16,838	16,357

Diluted	18,845	17,700	17,136

See accompanying notes to consolidated financial statements.

Radyne Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

(in thousands)

	Common Stock		Additional Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, December 31, 2003	16,131	16	53,102	(9,500)	—	43,618
Exercise of stock options	435	—	1,572	—	—	1,572
Issuance of common stock through employee stock purchase plan	70	—	460	—	—	460
Common stock repurchased and retired	(403)	—	(2,555)	(236)	—	(2,791)
Tax benefit from stock option exercises	—	—	1,835	—	—	1,835
Comprehensive income:
Net earnings	—	—	—	13,500	—	13,500

Comprehensive income						13,500

Balance, December 31, 2004	16,233	16	54,414	3,764	—	58,194
Exercise of stock options	462	1	2,053	—	—	2,054
Exercise of stock warrants	311	—	2,717	—	—	2,717
Issuance of common stock through employee stock purchase plan	109		768	—	—	768
Shares issued—acquisition	220	—	2,018	—	—	2,018
Acceleration of stock options	—	—	365	—	—	365
Tax benefit from stock option exercises			836	—	—	836
Comprehensive income:
Foreign translation adjustment	—	—	—	—	2	2
Net earnings	—	—	—	10,686	—	10,686

Comprehensive income						10,688
Balance, December 31, 2005	17,335	$17	$63,171	$14,450	$2	$77,640

Exercise of stock options	870	1	6,265	—	—	6,266
Issuance of common stock through employee stock purchase plan	127	—	1,190	—	—	1,190
Stock compensation—stock awards	20	—	259	—	—	259
Stock compensation—stock options granted	—	—	1,699	—	—	1,699
Stock compensation—ESPP	—	—	429	—	—	429
Tax benefit from stock option exercises	—	—	2,487	—	—	2,487
Comprehensive income:
Foreign translation adjustment	—	—	—	—	30	30
Net earnings	—	—	—	11,865	—	11,865

Comprehensive income	—	—	—	—	—	11,895

Balance, December 31, 2006	18,352	18	75,500	26,315	32	101,865

See accompanying notes to consolidated financial statements.

Radyne Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$11,865	$10,686	$13,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Asset impairment charge	—	—	135
Provision for bad debt	374	(331)	318
Deferred income taxes	187	3,070	(5,663)
Gain on disposal of assets	(264)	(53)	(23)
Depreciation and amortization	3,441	2,378	1,246
Tax benefit from stock plan dispositions	—	836	1,835
Stock compensation expense	2,387	365	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(7,865)	(4,787)	(266)
Inventories	(3,049)	542	(366)
Prepaid expenses and other current assets	(332)	324	(364)
Other assets	66	(44)	20
Accounts payable	682	(2,262)	(615)
Accrued expenses	949	1,971	1,571
Income taxes payable	372	286	57
Customer advance payments	(1,262)	347	(728)
Long-term obligations	(265)	(399)	19
Accrued stock option compensation	(46)	(100)	(59)

Net cash provided by operating activities	7,240	12,829	10,617

Cash flows from investing activities:
Acquisition, net of cash	(104)	(43,538)	—
Capital expenditures	(2,134)	(2,053)	(822)
Proceeds from sales of property and equipment	388	104	148

Net cash used in investing activities	(1,850)	(45,487)	(674)

Cash flows from financing activities:
Borrowing from notes payable	—	5,000	—
Payments under notes payable	(4,750)	(250)	—
Repurchase of common stock	—	—	(2,791)
Net proceeds from sale of common stock to employees	1,190	768	460
Exercise of stock options	6,265	2,054	1,572
Exercise of redeemable warrants	—	2,717	—
Tax benefit from stock plan dispositions	2,487	—	—
Principal payments on capital lease obligations	—	(5)	(14)

Net cash (used in) provided by financing activities	5,192	10,284	(773)

Net (decrease) increase in cash and cash equivalents	10,582	(22,374)	9,170
Effects of exchange rate changes on cash and cash equivalents	30	2	—
Cash and cash equivalents, beginning of year	16,928	39,300	30,130

Cash and cash equivalents, end of year	$27,540	$16,928	$39,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$275	$176	$29

Cash paid for taxes	$3,104	$623	$125

Non-cash investing activities:
Issuance of 219,709 shares of common stock in acquisition	$—	$2,018	$—

Adjustments for Xicom acquisition accounting, primarily for tax credits identified during allocation period	$488	$—	$—

See accompanying notes to consolidated financial statements.

Radyne Corporation

Notes to the Consolidated Financial Statements

For the year ended December 31, 2006, 2005 and 2004

1) Organization and Nature of Business

Radyne Corporation (“Company”) was formed in 1980 as a corporation under the laws of the state of New York. In 1995, a new management team moved the Company to Arizona. The Company reincorporated in Delaware in July 2000. The Company completed the following acquisitions of complementary business lines; ComStream Corp of San Diego, CA in 1998, Armer Communications of Chandler, AZ in 2000, the assets of Tiernan Communications of San Diego, CA in 2001 and in May of 2005 Xicom Technology, Inc. (“Xicom”) of Santa Clara, CA.

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, microwave and cable communication networks. Our products are used in applications for telephone (land line and mobile), data, video and audio broadcast communications, private and corporate data networks, Internet applications, and digital television for cable and network broadcast. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona, San Diego and Santa Clara, California and sales or service centers in: Boca Raton, Florida; Singapore; China; Indonesia; and the United Kingdom.

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

b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated statements of operations and cash flows include the results of operations of Xicom from May 27, 2005, the date of the acquisition, through December 31, 2006. Significant intercompany accounts and transactions have been eliminated in the consolidation.

c) Cash Equivalents

The Company considers all money market accounts and short term AAA or AA investments with original maturities of 90 days or less to be cash equivalents.

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

f) Inventories

Inventories are valued at standard costs which approximates lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If market conditions were to improve, the Company would not reverse previously recorded downward adjustments.

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

h) Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS 142”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company at least annually reviews goodwill, considering factors such as projected cash flows, revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144).

The Company assesses the recoverability of the carrying value of its other long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS 142. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, the difference would be expensed.

i) Warranty Costs

The Company provides limited warranties on certain of its products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on the Company’s claim experience are accrued as cost of sales at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its vendors, the Company’s warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The following table summarizes the activity related to our product warranty liability for 2006 and 2005.

	Year ended December 31
(in thousands)	2006	2005
Balance at beginning of period	$2,101	$1,913
Provision	3,572	2,010
Payments	(3,147)	(1,822)

Balance at end of Period	$2,525	$2,101

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

o) Share-Based Compensation

Effective January 1, 2006, the Company began accounting for share-based compensation under the provision of Statement of Financial Accounting Standards (“SFAS 123 (R)”) No. 123(R), Share-Based Payment, which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS 123(R) compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life. For detail on the accounting effect of share-based compensation see note 3 – Share-Based Compensation.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

p) Segment Reporting

The Company has utilized the management approach as defined by Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) to determine if the Company has reportable operating segments. Based on this evaluation, after the acquisition of Xicom, the Company organized into two operating segments: 1) satellite electronics and broadcast equipment, which includes satellite, microwave, television, and cable communications represented by the Radyne and Tiernan brand products and 2) amplifiers, which represent Xicom brand products . Each segment is organized and managed separately to make key decisions such as sales/marketing and product development. Ultimately, the chief operating decision maker evaluates and makes decisions based on the financial information available about these two segments. The chief operating decision maker for the Company is the CEO.

q) Foreign Currency Translation

Assets and liabilities are translated to U.S. dollars at the reporting period exchange rate, and the resulting gains and losses arising from the translation of net assets are recorded as other comprehensive income in equity on the Consolidated Balance Sheets. Elements of the consolidated statements of operations are translated at average exchange rates in effect during the period and foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses British pounds as its functional currency.

r) Lease Obligations

The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.

3) Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. The Company elected to use the Alternative Method of calculating its APIC Pool in accordance with FSP 123(R)–3 during the fourth quarter of 2006.

Prior to Adoption of SFAS 123 (R)

For those periods prior to December 31, 2005, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior years, and, accordingly, recognized no compensation expense for the stock option grants. In December 2005, the Company accelerated the vesting of all ‘unvested’ stock options and recorded a charge of

$365,000, in accordance with APB 25, related to the future expected forfeiture rate on the accelerated options. The Company recognized expenses of $365,000, which were reflected in the various categories on the Consolidated Statement of Operations: Cost of sales—$62,000, selling general and administration $226,000, and research & development—$77,000. As a result of the vesting acceleration, options to purchase approximately 1.4 million shares became exercisable immediately. Under SFAS 123(R) which the Company adopted effective January 1, 2006, the Company would have been required to recognize approximately $3.5 million in additional stock compensation expense over the remaining vesting term of the unvested options in its statements of operations. By vesting these options prior to adoption of SFAS 123(R), the Company reduced future stock compensation expense, related to these options.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 for 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(in thousands)
Net earnings:
As reported	$10,686	$13,500
Compensation expense using intrinsic method, net of tax	365	—
Compensation expense, using fair value method, net of tax	(3,248)	(1,508)

Pro forma	$7,073	$11,992

Earnings per share:
Basic—as reported	$0.63	$0.83

Basic—pro forma	$0.42	$0.73

Diluted—as reported	$0.60	$0.79

Diluted—pro forma	$0.40	$0.70

Financial Impact of SFAS 123 (R)

SFAS 123(R) resulted in stock option expense during the year ended 2006. Below is an allocation of the expense:

December 31, 2006 (in thousands)

Cost of sales	$265
Research and development	273
Selling, general and administrative	1,848

Total stock compensation expense	$2,387

Total stock compensation expense, after tax	$1,572

Diluted earnings per share impact	$0.08

The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). The Company made assumptions for the three categories of compensation expense recorded during the period: stock options, employee stock purchase plan, and awards granted. Since directors, executives and non-executives have different historical option exercise patterns, the Company grouped its assumptions into categories for options issued under these categories. The expected term was determined to be 5 years for directors, 6 years for executives and 3 years for non-executives based on these historical option exercise patterns and excluding grants that the Company determined were not reflective of the current business environment. Volatility was calculated using the Company’s historical volatility rates. The risk free interest rate was calculated using the current quoted rates from U.S Government Treasury instruments. The following table outlines the assumptions, on average, for all of the share-based compensation the Company issued during 2006.

December 31, 2006
Expected life (years)	4
Risk-free interest rate	4.7%
Dividend yield	—
Volatility	67%

For the employee stock purchase plan, historical information was used from the prior six-month period to determine the term and volatility.

The Company currently has two option-share-based compensation programs, the 1996 Incentive Stock Option Plan (the “1996 Plan”) and the 2000 Long-Term Incentive Stock Option Plan (the “2000 Plan”). The below table outlines the grants under these plans, for further grant detail refer to note 16 – Employee Benefit Plans.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,795	$7.75
Granted	454	12.78
Exercised	(871)	7.21
Cancelled or expired	(10)	13.44

Outstanding at December 31, 2006	2,368	$8.89	6.61	$6,708

Vested and Expected to Vest	2,331	$8.83	6.57	$6,707

Exercisable at December 31, 2006	2,082	$8.35	6.24	$6,698

The weighted-average grant-date fair value of share options granted during the year ended December 31, 2006 was $7.10. The aggregate intrinsic value represents the difference between the Company’s closing stock price of $10.74 as of December 31, 2006 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The actual tax benefit realized from stock plan dispositions totaled $2.5 million for the year ended December 31, 2006. In accordance with FSP 123(R)-3, in the Consolidated Statement of Cash Flows, the Company classified the $2.5 million tax benefits from stock plan dispositions to cash provided by financing activities. The Company received $7.5 million in cash on the exercise of stock options and net proceeds for sales to employees during 2006.

The Company will recognize approximately $1.4 million in future compensation expense related to non-vested options with a weighted average vesting period remaining of 2.2 years.

4) Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials and components	$14,638	$12,694
Work-in-process	4,069	3,874
Finished goods	2,398	1,489

	$21,106	$18,057

5) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Machinery and equipment	$7,286	$6,135
Furniture and fixtures	536	1,452
Leasehold improvements	668	625
Demonstration units	2,526	2,154
Computers and software	2,731	1,690

	13,747	12,056
Less accumulated depreciation and amortization	(9,925)	(7,958)

	$3,822	$4,098

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $2.3 million, $1.7 million, and $1.2 million respectively.

6) Intangible Assets

The following intangible assets as of December 31, 2006, resulted from the valuation of the assets acquired in the Xicom acquisition in 2005.

(in thousands)	Amortization period - years	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Core technologies	10	$4,920	$779	$4,141
Customer relationship	4	2,040	808	1,233
Covenant-not-to compete	3	410	216	194

Total		$7,370	$1,803	$5,567

Amortization expense for the years ended December 31, 2006 and 2005 was $1.1 million and $644,000 respectively. Amortization expense for the following years are estimated as follows: 2007 - $1.1 million, 2008 - $1.1 million, 2009 - $705,000, 2010 - $492,000, 2011 - $492,000, and $1.7 million for the remaining lives.

Goodwill
Balance as of May 27, 2005	$28,879
Additions	1,454
Balance as of December 31, 2005	$30,333
Deductions	(383)

Balance as of December 31, 2006	$29,950

Goodwill (non-tax deductible), created in connection with the acquisition of Xicom, decreased over the year ended December 31, 2006 due to additional R&D tax credits of $711,000 recognized for the periods prior to acquisition and offset by certain liabilities totaling $328,000 which were not recorded as of the acquisition date. Any subsequent changes to the costs will result in a charge to earnings in accordance with EITF 95-3 — Recognition of Liabilities in Connection with a Purchase Business Combination.

7) Accrued Expenses

The following represents a summary of accrued expenses:

	December 31,
	2006	2005
	(in thousands)
Wages, vacation and related payroll taxes	$4,868	$4,449
Professional fees	$705	569
Warranty reserve	$2,525	2,101
Commissions	$767	753
Deferred rent	$269	494
Sales taxes payable	$444	272
Other	$416	407

	$9,994	$9,045

8) Financial Instruments

The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available under the credit agreement at December 31, 2006 was approximately $14.8 million. The Company paid $50,000 representing a facility fee and bank costs for a two year commitment for the arrangement, whether or not any amounts are actually drawn on the line of credit.

The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures, without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at December 31, 2006. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

Under this credit facility, the Company borrowed $5.0 million in the form of a term note with a three year maturity on May 2, 2005. These funds were used to provide working capital and to finance part of the acquisition of Xicom. The facility is secured by all of the Company’s assets, including accounts receivables, intangible, and fixed assets. We borrowed these funds and simultaneously entered into an interest rate swap agreement. The interest rate swap agreement established a fixed 5.61% interest rate on the term note for 18 months. At the beginning of 2006 there was an outstanding balance of $4.75 million. The Company subsequently paid the entire note during the fourth quarter of 2006.

9) Commitments

Amounts paid under lease and rental agreements were $2.1 million, $2.3 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company records lease expense on a straight-line basis over the lease term when the lease contains escalating rent payments. Future minimum rentals under leases after December 31, 2006 are as follows (in thousands):

2007	$2,476
2008	2,102
2009	1,290
2010	1,173
2011	977
Thereafter	311

Total commitments	$8,328

The lease for our Phoenix facility expires in July 2008 subject to an option to renew for two consecutive terms of five years each. The lease for the Chandler facility expires in October 2008 subject to an option for a five-year renewal. The lease for the San Diego facility expires in June 2010 subject to an option to renew for two consecutive terms of five years each. The lease for the Santa Clara facility was renewed in 2006 expiring in April 2012, with additional square footage acquired, subject to an option for a five-year renewal.

The Company currently subleases a portion of its Phoenix and Armer facilities. Rent expense was offset by $488,000, $292,000, and $283,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for rent payments received through this sublease. Future minimum rentals under leases after December 31, 2006 have not been reduced by minimum sublease rentals of $518,000 and 412,000 for the years ended December 31, 2007 and 2008. This sublease agreement expires in 2008.

The Company primarily has commitments with certain suppliers and subcontract manufacturers to supply certain components and products and we estimate that non-cancelable obligations under these commitments were approximately $24.2 million at December 31, 2006, $15.0 million of which is anticipated to be paid in 2007. Payments due under these obligations for 2008 -$4.2 million, 2009—$1.2 million, 2010—$0, and 2011—$3.8 million.

10) Income Taxes

Income tax expense (benefit) amounted to $6.2 million, $5.1 million, and $(3.6) million for the years ended December 31, 2006, 2005 and 2004, respectively. The federal tax rate for 2006, 2005 and 2004 was 35%, 35% and 34% respectively. The actual tax expense (benefit) for these periods differs from the Federal statutory tax expense for those periods as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Computed Federal statutory tax expense	$6,306	$5,538	$3,351
State tax expense (benefit)	608	530	(335)
Change in federal valuation allowance	—	—	(6,396)

Extra territorial income exclusion	(349)	(407)	(456)
Research and development credit	(254)	(400)	—
Other adjustments	(161)	(123)	192

Total	$6,150	$5,138	$(3,644)

Components of income tax expense (benefit) for 2006, 2005 and 2004 follow:

	Year ended December 31,
	Current	Deferred	Total
	(in thousands)
2006
Federal	$5,258	$5	$5,263
State	702	182	884
Foreign	3	—	3

Total	$5,963	$187	$6,150

2005
Federal	$1,540	$2,773	$4,313
State	518	297	815
Foreign	10	—	10

Total	$2,068	$3,070	$5,138

2004
Federal	$1,942	$(5,080)	$(3,138)
State	77	(583)	(506)

Total	$2,019	$(5,663)	$(3,644)

Components of deferred tax assets and liabilities follow:

	December 31,
	2006	2005
	(in thousands)
Tax effect of net operating loss carryforwards:
Federal	$1,489	$3,346
State	62	253
Tax credits	390	632
Reserves and accruals:
Compensated absenses	402	308
Inventory reserves	201	484
Bad debt reserves	95	254
263A Inventory	200	298
Warranty reserves	994	800
Deferred rent	131	314
Other reserves	1,680	662
Depreciation	46	(464)
Amortization of goodwill and intangible assets	(1,706)	(2,083)

Net deferred tax assets	3,984	4,804
Valuation allowance	(1,201)	(2,546)

	$2,783	$2,258

During the year ended December 31, 2004, the Company reduced the valuation allowance related to the deferred tax assets to record such asset at the amount management believed was more likely than not to be realized through the generation of future taxable income. The net change in total valuation allowance for the year ended December 31, 2004 was approximately $7.3 million. Of the decrease in the valuation allowance during the year ended December 31, 2004 approximately $7.0 million was recorded as a reduction of income tax expense, approximately $772,000 was recorded as an increase to additional paid-in capital and approximately $465,000 was recorded as an increase in deferred tax assets. In addition to the approximate $772,000 increase in additional paid-in capital for the release of the valuation allowance related to the tax benefits of stock option exercises in prior years, additional paid-in capital was increased for the tax benefit of stock option exercises during the year ended December 31, 2004 in the amount of approximately $1,063,000 for a total increase of approximately $1.8 million.

For the year ended December 31, 2005 there was no change in the valuation allowance. For the year ended December 31, 2006, the Company reduced the valuation allowance and corresponding deferred tax asset by approximately $1.3 million. This reduction was due to the expiration of a portion of the net operating loss carryforward, which was limited as to its utilization pursuant to IRC §382. For the years ended December 31, 2005 and December 31, 2006, additional paid-in capital was increased for the tax benefit of stock option exercises recognized differently for financial reporting and tax purposes in the amount of approximately $836,000 and $2,487,000 respectively. At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $4.3 million expiring in various amounts from 2007 through 2010; state net operating loss carryforwards of approximately $1.7 million expiring in various amounts from 2019 to 2022; federal general business tax credit carryforwards of approximately $185,000, which expire in various amounts from 2021 through 2025; and state tax credit carryforwards of approximately $314,000, which do not expire. Approximately, $3.6 million of the federal net operating loss carryforwards are expected to expire due to limitations pursuant to IRC §382 thus, the Company has maintained a valuation allowance for these net operating losses. The balance of the net operating losses and tax credits are available for utilization against taxable income/taxes payable in future periods, if any.

11) Significant Customers and Foreign and Domestic Sales

During the years ended December 31, 2006, 2005 and 2004, no single customer represented more than 10% of our net sales. Because of the nature of our business, we anticipate that any customer who could potentially represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year. There are two customers in the amplifiers segment that accounted separately for more than 10% of the segmented sales and one customer in the satellite electronics and broadcast equipment segment. During 2006, there was no country, besides the USA, that accounted for more than 10% of consolidated sales.

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2006, 2005, and 2004 follow:

	Years ended December 31,
Region	2006	2005	2004
Asia	19%	16%	21%
Africa/Middle East	5%	7%	10%
Americas	2%	3%	3%
Europe	16%	15%	13%

Total Foreign Sales	42%	41%	47%
Domestic	58%	59%	53%

	100%	100%	100%

12) Stockholders’ Equity

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

The Company has the authority to issue ten million shares of preferred stock, par value $0.001 per share. At December 31, 2006 and 2005, no preferred shares were issued or outstanding.

13) Segment Reporting

Below are the results of operations from the two operating segments. Xicom was acquired in May 2005, thus the results below are not comparable from 2005 to 2006.

	Year ended December 31, 2006
	(in thousands)
	Sattelite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$72,156	$62,053	$—	$134,209
Operating income (expense)	26,659	6,485	(16,246)	$16,898

Depreciation and amortization	$1,056	$2,385	$—	$3,441

Total assets	$57,126	$62,878	$—	$120,004

	Year ended December 31, 2005
	(in thousands)
	Sattelite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$70,848	$32,415	$—	$103,263
Operating income (expense)	27,423	1,656	(13,668)	15,411

Depreciation and amortization	$973	$1,405	$—	$2,378

Total assets	$42,136	$58,492	$—	$100,628

For the year ended December 31, 2005, the Company classified certain assets which were obtained in the acquisition of Xicom as assets of the satellite electronics and broadcast equipment segment. As of December 31, 2006, these assets have been classified in the amplifier segment for all periods presented.

14) Earning Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follow:

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Numerator:
Net earnings	$11,865	$10,686	$13,500
Denominator:
Weighted average common shares for basic earnings per share	18,026	16,838	16,357
Net effect of dilutive stock options and warrants	819	862	779

Weighted average common shares for diluted earnings per share	18,845	17,700	17,136
Basic earnings per share:
Net earnings per basic share	$0.66	$0.63	$0.83
Diluted earnings per share:
Net earnings per diluted share	$0.63	$0.60	$0.79
Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than the average market price	595	693	485
Common stock warrants with $8.75 exercise price	—	—	2,144

15) Acquisition – Business Combination

On May 27, 2005, the Company completed its acquisition of Xicom Technology, Inc. (“Xicom”). Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. The combination of Xicom’s amplifier products and RF technologies with the Company’s line of satellite electronics and broadcast equipment makes the Company a full line supplier of satellite electronic systems.

The Company paid approximately $37.5 million in cash, $2.0 million in shares (219,708 shares valued at $9.186 per share-based on the average share price for the two days prior through the two days after acquisition agreement) and assumed $5.0 million in debt for 100% of the common stock of Xicom. The purchase price has decreased over the year, which was due to R&D tax credits recognized for the reacquisition periods and offset by certain liabilities which were not recorded as of the acquisition date which is reflected in a decrease to goodwill for 2006. Any subsequent changes to the costs will result in a charge to earnings in accordance with EITF 95-3 — Recognition of Liabilities in Connection with a Purchase Business Combination.

The purchase price recorded was calculated as follows:

Xicom Purchase Price
(in thousands)
Issuance of stock	$2,018
Acquisition costs	1,268
Cash	37,539
Assume debt	5,034

Total Purchase Price	$45,859

The purchase price was allocated as reflected below:

Purchase Allocation
(in thousands)
Cash	$242
Receivables	5,541
Other assets	108
Inventory	10,467
Prepaid expenses	341
Deferred tax benefit - current	2,164
Property and equipment	2,207
Accounts payable	(5,971)
Accrued liabilities	(2,443)
Long term obligations, less current	(436)
Deferred tax liability - non-current	(1,800)
Income tax payable	(58)
Customer advances	(1,823)
Core technologies	4,920
Customer Relationships	2,040
Covenant-not-to-compete	410

Excess of purchase price - Goodwill	$29,950

The following unaudited pro forma summary of condensed combined financial information presents the Company’s combined results of operations as if the acquisition of Xicom had occurred at the beginning of each period presented. The Company had full financial inclusion of Xicom during 2006.

Year ended December 31, 2005 and 2004
(in thousands, except per share data)
	2005	2004
Net sales	$113,048	$100,985
Net income	$8,727	$12,701

Net income per share, basic	$0.52	$0.77
Net income per share, diluted	$0.49	$0.73

16) Employee Benefit Plans

401(k) Plan

During the years ended December 31, 2006, 2005 and 2004, Radyne matched 50% of each employee contribution to the plan up to a maximum annual match of $2,000. The Company contributed $217,000 under the Radyne match for 2006. Xicom matches two thirds of the first 6% of employee’s annual compensation. The Company contributed $298,000 under the Xicom match for 2006. The Company has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and are employed at the enrollment date. Overall, the Company provided contributions of $515,000, $372,000, and $194,000 respectively, for the years ended December 31, 2006, 2005 and 2004. Each participant may elect to contribute any portion of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service.

Employee Stock Options

In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Option Plan (the 2000 Plan), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of the Company to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000 shares. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2006, the Company had 1,800,792 options outstanding under this plan and 468,317 options available for future issuance.

In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the Plan), which was approved by the stockholders on January 8, 1997. The Plan provided for the grant of options to employees of the Company to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. The option price per share under the Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock. At December 31, 2006, the Company had 566,582 options outstanding under this plan and 0 options available for future issuance.

Typically the Board of Directors grants options with a ten year contractual term with a vesting schedule of 25% vesting immediately and the rest vest over a three year period.

At December 31, 2006, the Company had a total of 2,367,374 options outstanding at exercise prices ranging from $2.25 to $14.63 per share. Of the total options, the Company had 0 and 25,993 options outstanding, during 2006 and 2005, at an exercise price of $2.50 per share that carry the right to a cash bonus of $1.719 per purchased share, payable upon exercise. The stock option compensation accrual related to the bonus is $0 and $46,000 at December 31, 2006 and 2005, respectively. A summary of the aforementioned stock plan activity follows:

	Number of options	Weighted Average Price Per Share
Balance, December 31, 2003	2,603,456	$5.99
Granted	495,450	7.16
Forfeited	(40,788)	5.19
Exercised	(434,556)	3.64

Balance, December 31, 2004	2,623,562	$6.62
Granted	671,650	9.87
Forfeited	(37,660)	6.98
Exercised	(462,671)	4.46

Balance, December 31, 2005	2,794,881	$7.75
Granted	453,500	$12.78
Forfeited	(10,437)	13.44
Exercised	(870,570)	7.21

Balance, December 31, 2006	2,367,374	$8.89

A summary of stock options outstanding at December 31, 2006 follows:

	Options Outstanding and Exerciseable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price
$ 2.25 to $ 3.50	142,156	3.96	$ 2.67
$ 3.51 to $ 4.75	173,305	4.35	4.09
$ 4.76 to $ 6.25	400,513	6.43	5.32
$ 6.26 to $ 7.50	411,456	6.04	6.79
$ 7.51 to $ 8.75	181,990	8.29	8.19
$ 8.76 to $ 10.00	100,252	7.70	9.24
$ 10.01 to $ 14.63	957,702	7.31	13.17

	2,367,374	6.61	$ 8.89

Employee Stock Purchase Plan

On June 15, 1999, the Company’s shareholders adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), as a means of rewarding and retaining existing employees. The purchase plan allows employees, including officers and directors who are employees, to purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. There were 1,000,000 shares authorized for issuance under the plan. As of December 31, 2006, 134,323 shares remain un-issued under the Purchase Plan. The Purchase Plan is deemed a compensatory plan after the adoption of SFAS 123(R) due to the plan provisions.

17) Contingencies

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

During 2006, there was a complaint filed against the Company in the United States District Court for the District of Arizona alleging one count of patent infringement. The Company believes the claims are without merit and that the Company has other substantial factual legal defenses to the claims. However, there is no assurance that the Company will ultimately prevail in this proceeding.

18) Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 follows:

Years ended December 31: (in thousands)	Balance at beginning of year	Acquired Xicom reserve	Additions	Deductions	Balance at end of year
2006	$804	—	374	912	$266
2005	$350	473	331	350	$804
2004	$489	—	318	457	$350

19) Quarterly Financial Data—Unaudited

A summary of the quarterly data for the years ended December 31, 2006 and 2005 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands, except per share data)
2006:
Total revenues	$31,193	$34,633	$32,073	$36,310	$134,209
Gross profit	12,889	14,430	14,208	14,944	$56,471
Operating expenses	9,395	9,661	10,423	10,095	$39,574
Earnings from operations	3,494	4,769	3,785	4,849	$16,897
Net earnings	2,393	3,155	2,754	3,563	$11,865
Basic earnings per share	$0.14	$0.18	$0.15	$0.19	$0.66
Diluted earnings per share	$0.13	$0.17	$0.15	$0.19	$0.63

2005:
Total revenues	$13,709	$20,613	$32,146	$36,795	$103,263
Gross profit	7,126	9,640	13,366	15,880	46,012
Operating expenses	5,175	6,547	8,992	9,887	30,601
Earnings from operations	1,951	3,093	4,374	5,993	15,411
Net earnings	1,444	2,075	2,880	4,287	10,686
Basic earnings per share	$0.09	$0.12	$0.17	$0.25	$0.63
Diluted earnings per share	$0.08	$0.12	$0.16	$0.24	$0.60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, issued its report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2006. The report is included in our Annual Report on Form 10-K filed on March 2, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Radyne Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Radyne Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 1, 2007

Item 9B.	Other Information

On February 28, 2007, Garry D. Kline, our Vice President, Corporate Controller, Assistant Secretary, and Principal Accounting Officer, resigned his position as Principal Accounting Officer. Mr. Kline will remain our Vice President, Corporate Controller, and Assistant Secretary. Effective February 28, 2007, Malcolm C. Persen, our Chief Financial Officer, Vice President of Finance and Secretary, will serve as our Principal Accounting Officer.

Mr. Persen has been our Chief Financial Officer, Vice President of Finance and Secretary since April 2004. From 2002 to April 2004, Mr. Persen served as the Chief Financial Officer for DW Acquisitions, a private equity partnership involved in the acquisition and operation of direct-mail and marketing businesses. From June 1999 to July 2002, Mr. Persen was employed as Director of Finance for Avnet, Inc, a distributor of electronic components and computer systems. From March 1995 to July 2002, Mr. Persen was a Senior Manager with the consultancy, Arthur D. Little, where he worked with a global portfolio of clients primarily involved with corporate level strategy development and execution.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except as set forth herein, the information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Code of Ethics

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, and Chief Technical Officer. A copy of the Company’s Code of Ethics is located on the Company’s investor relations website at http://investors.radn.com or will be mailed, at no charge, upon request submitted to Investor Relations, Radyne Corporation, 3138 East Elwood St., Phoenix, Arizona 85034. If the Company makes any amendment to, or grants any waivers of, a provision of the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its Internet website at www.radn.com.

Item 11.	D irector and Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

The information incorporated by reference under the caption “Compensation Committee Report” in our Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Disclosure with Respect to the Company’s Equity Compensation Plans as of December 31, 2006

The Company maintains the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.

The following table gives information about equity awards under the Company’s 1996 Plan, the 2000 Plan and the ESPP.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,367,374	[1]	$8.89	602,640	[2]
Equity compensation plans not approved by security holders	None		N/A	None

Total	2,367,374		$8.89	602,640

1	Of the total options outstanding, 566,582 and 1,800,792 have been granted under the 1996 Plan and the 2000 Plan, respectively.
2	Of these shares, 134,323 remain available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules, and Exhibits

(1)	Financial Statements:

See Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules:

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

RADYNE CORPORATION

By:	/s/ Carl Myron Wagner
Carl Myron Wagner, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 2, 2007

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Carl Myron Wagner and Malcolm C. Persen, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C.J. Waylan C.J. Waylan	Chairman of the Board of Directors	March 2, 2007

/s/ Lee Yip Loi Lee Yip Loi	Director	March 2, 2007

/s/ Dennis Elliott Dennis Elliott	Director	March 2, 2007

/s/ James J. Spilker Jr. James J. Spilker Jr.	Director	March 2, 2007

/s/ Robert C. Fitting Robert C. Fitting	Director	March 2, 2007

/s/ William Keiper William Keiper	Director	March 2, 2007

/s/ Carl Myron Wagner Carl Myron Wagner	Chief Executive Officer and Director	March 2, 2007

/s/ Malcolm C. Persen Malcolm C. Persen	Vice President, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(3)	Amended and Restated ByLaws

10.1(a)(4)	1996 Incentive Stock Option Plan

10.1(b)(5)	Amendment to 1996 Incentive Stock Option Plan

10.2(6)	1999 Employee Stock Purchase Plan

10.3(a)(7)	2000 Long-Term Incentive Plan

10.3(b)(8)	Amendment to 2000 Long-Term Incentive Plan

10.3(c)(9)	Amendment to 2000 Long-Term Incentive Plan

10.4(a)(10)	Lease by and between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b)(10)	First Amendment to lease by and between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c)(10)	Second Amendment to Lease by and between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5(11)	Lease Agreement dated November 11,1997 by and between Registrant and OMB Development I, L.L.C.

10.6(12)	Lease Agreement dated April 7th, 2000 by and between Xicom Technology, Inc. and Mission West Properties L.P. III

10.7(13)	Lease Agreement dated November 8th, 2004 by and between Registrant and RREEF AMERICA REIT II CORP., JJ

10.8(14)	Credit Agreement by and between the Registrant and Wells Fargo HSBC Trade Bank, N.A.

10.9(15)	Form of Indemnification Agreement

10.10(16)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Steven Eymann

10.11(17)	***Change of Control Agreement, dated as of March 20, 2002, by and between Registrant and Brian Duggan

10.14(18)	***Change of Control Agreement, dated May 13, 2004, by and between Registrant and Malcolm C. Persen

10.15(19)	***Employment Agreement by and between Registrant and Malcolm C. Persen dated as of March 9, 2005

10.16(20)	***Amendment to the Change of Control Agreement by and between Radyne Corporation and Malcolm C. Persen, effective May 5, 2006.

10.17(21)	***Employment Agreement by and between Registrant and Carl Myron Wagner effective as of January 30, 2006

10.18(22)	Agreement and Plan of Merger, dated March 2, 2005, by and among Registrant, Xicom Acquisition Inc., Xicom Technology., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative.

10.19(23)	Amendment No. 1 to Agreement and Plan of Merger by and among Registrant, Xicom Acquisition Inc., Xicom Technology Inc., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (see signature page)

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith
***	Indicates management compensatory contract, plan or arrangement
(1)	Incorporated by reference from exhibit 3.1 to Registrant’s description of capital stock on Form 8-A12G, filed on July 13, 2000.
(2)	Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2006
(3)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 24, 2006 (File No. 000-11685)
(4)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).
(5)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).
(6)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).
(7)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704)
(8)	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).
(9)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the SEC on June 13, 2006.
(10)	Incorporated by reference from Registrant’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).
(11)	Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).
(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005 (File No. 000-11685)
(13)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005 (File No. 000-11685)
(14)	Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).
(15)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 24, 2006 (File No. 000-11685)
(16)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).
(17)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(18)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 11, 2004 (File No. 000-11685).
(19)	Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).
(20)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the SEC on October 24, 2006 (File No. 000-11685)
(21)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the SEC on January 17, 2006 (File No. 000-11685).
(22)	Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).
(23)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, as filed with the SEC on May 31, 2005 (File No. 000-11685)

Copies of any of the exhibits referred to above will be furnished at no cost to security holders who make a written request therefore to Investor Relations, Radyne Corporation, 3138 E. Elwood St., Phoenix, Arizona 85034 or via the Company website (www.radn.com).