Form 10-Q
period 2007-03-31
RADYNE CORP
filed 2007-05-02
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock that were outstanding as of the close of business on April 30, 2007 was 18,401,825.

RADYNE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Radyne Corporation

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$29,433	$27,540
Accounts receivable - trade, net of allowance for doubtful accounts of $240 and $266, respectively	22,351	27,828
Cost in excess of billings	258
Inventories	24,892	21,106
Deferred tax assets	3,412	2,593
Prepaid expenses and other assets	1,079	1,196

Total current assets	81,425	80,263
Goodwill	29,950	29,950
Intangibles	5,282	5,567
Deferred tax assets, net	313	190
Property and equipment, net	3,775	3,822
Other assets	209	212

Total Assets	$120,954	$120,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,618	$5,959
Accrued expenses	6,968	9,994
Customer advance payments	859	1,057
Income taxes payable	1,463	981

Total current liabilities	15,908	17,991
Deferred rent and other	159	148

Total liabilities	16,067	18,139

Stockholders’ equity:
Common stock; $.001 par value - authorized, 50,000,000 shares; issued and outstanding, 18,381,401 shares and 18,351,576 shares, respectively	18	18
Additional paid-in capital	76,096	75,500
Retained earnings	28,746	26,315
Other comprehensive income	27	32

Total stockholders’ equity	104,887	101,865

Total Liabilities and Stockholders’ Equity	$120,954	$120,004

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$29,650	$31,194
Cost of sales	17,518	18,304

Gross profit	12,132	12,890
Operating expenses:
Selling, general and administrative	6,540	6,529
Research and development	2,866	2,724

Total operating expenses	9,406	9,253

Earnings from operations	2,726	3,637
Other (income) expense:
Interest expense	4	77
Interest and other income	(389)	(217)

Earnings before income taxes	3,111	3,777
Income tax expense	1,193	1,381

Net earnings	$1,918	$2,396

Earnings per share:
Basic	$0.10	$0.14

Diluted	$0.10	$0.13

Weighted average number of common shares outstanding:
Basic	18,369	17,557

Diluted	18,848	18,654

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,918	$2,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of property and equipment	—	(148)
Provision for bad debt	(26)	182
Deferred income taxes	(718)	48
Depreciation and amortization	894	894
Tax benefit from stock plan dispositions	27	546
Amortization of stock compensation	288	563
Increase (decrease) in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	5,503	1,952
Cost in excess of billings	(258)	—
Inventories	(3,786)	(4,028)
Prepaids and other assets	120	27
Accounts payable	659	1,131
Accrued expenses	(3,015)	(1,569)
Income taxes payable	859	(504)
Customer advance payments	(198)	635
Accrued stock option compensation	—	(40)

Net cash provided by operating activities	2,267	2,085

Cash flows from investing activities:
Capital expenditures	(581)	(554)
Proceeds from sales of property and equipment	19	179
Net cash used in investing activities	(562)	(375)
Cash flows from financing activities:
Payment of notes payable	—	(250)
Exercise of stock options	175	2,484
Tax benefit from stock plan dispositions	19	781

Net cash provided by financing activities	194	3,015

Effects of exchange rate changes on cash and cash equivalents	(6)	(10)

Net increase (decrease) in cash and cash equivalents	1,893	4,715

Cash and cash equivalents, beginning of year	27,540	16,928

Cash and cash equivalents, end of quarter	$29,433	$21,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$77

Cash paid for taxes	$1,006	$510

See Notes to Condensed Consolidated Financial Statements

Radyne Corporation

Notes to Condensed Consolidated Financial Statements

(Information for March 31, 2007 and 2006 is Unaudited)

1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three months ended March 31, 2007 and 2006 have been prepared in accordance with the United States of America generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A copy of the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investors section.

The preparation of consolidated financial statements in conformity with the United States of America generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

2)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $568,000 in the liability for unrecognized tax benefits, which was accounted for as increases to the January 1, 2007 balances of retained earnings and additional paid in capital in the amounts of $514,000 and $54,000, respectively. As of the date of adoption and after accounting for the cumulative effect adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007 totaled approximately $1.7 million.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was approximately $1.3 million as of the date of adoption.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense; the amount recorded for the three months ended March 31, 2007 totaled approximately $8,000. Accrued interest and penalties as of January 1, 2007 and March 31, 2007 were approximately $24,000 and $32,000, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, Arizona and California. The tax years that remain open to examination by the U.S. federal jurisdiction are years 2003 through 2006; the Arizona and California filings that remain open to examination are years 2002 through 2006.

3)	Share-Based Compensation

The Company accounts for share-based compensation under Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which requires the measurement and recognition of all share-based compensation under the fair value method. At the date of adoption, the Company used the modified prospective transition method, which did not result in the restatement of previously issued financial statements. The Company did not issue any stock options or awards during the first quarter of 2007.

The following table summarizes option activity under the plans as of March 31, 2007 and changes during the period then ended.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,367	$8.89
Granted	—	—
Exercised	(30)	5.87
Cancelled or expired	(4)	12.14

Outstanding at March 31, 2007	2,333	$8.92	6.40	$4,341

Vested and Expected to Vest	2,300	$8.87	6.36	$4,341

Exercisable at March 31, 2007	2,090	$8.48	6.07	$4,341

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $9.12 as of March 31, 2007 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The excess tax benefit realized from stock plan dispositions and amount classified as cash provided by financing in the Consolidated Statement of Cash Flows was $19,000 for the quarter ended March 31, 2007.

The Company expects to recognize $1.2 million in future compensation expense related to non-vested options with a weighted average vesting period remaining of 2.10 years.

As of March 31, 2007, there were 469,629 shares of common stock available for issuance pursuant to future stock option grants.

The Company has an Employee Stock Purchase Plan (“ESPP”), as of March 31, 2007, 134,323 shares remain unissued under the ESPP.

Financial Impact of SFAS 123(R)

SFAS 123(R) resulted in stock option expense during the three-month period ended March 31, 2007 and 2006. Below is an allocation of the expense:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands, except per share data)
Cost of sales	$51	$52
Research and development	60	38
Selling, general and administrative	177	473

Total stock compensation expense	$288	$563

Total stock compensation expense, after tax	$178	$357

Diluted earnings per share impact	$0.01	$0.02

The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). The Company made assumptions for the three categories of compensation expense recorded during the period: stock options, ESPP, and awards granted. Since directors, executives and non-executives have different historical option exercise patterns, the Company grouped its assumptions into categories for options issued under these categories. The expected term was determined to be 5 years for directors, 6 years for executives and 3 years for non-executives based on these historical option exercise patterns and excluding grants that the Company determined were not reflective of the current business environment. Volatility was calculated using the Company’s historical volatility rates. The risk free interest rate was calculated using the current quoted rates from U.S Government Treasury instruments. The following table represents the weighted average assumptions used to determine compensation cost for stock options during the three-month period ending March 31, 2006. The Company did not grant option or awards during the first quarter of 2007.

Three Months Ended March 31, 2006
(in thousands)
Expected term (years)	5.52
Risk-free interest rate	4.29%
Dividend yield	—
Volatility	79%

For the ESPP, historical information was used from the prior six-month period to determine the term and volatility. The following valuation data was input for the ESPP for the period ended March 31, 2007: Expected term (years) – 0.49, Risk-free interest rate – 4.96%, Dividend yield – 0.0, and Volatility – 44%. The Company recognized $104,000 of compensation expense under the ESPP during the first quarter of 2007.

4)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Numerator:
Net earnings	$1,918	$2,396

Denominator:
Weighted average common shares for basic earnings per share	18,369	17,557

Net effect of dilutive stock options and warrants	479	1,097

Weighted average common shares for diluted earnings per share	18,848	18,654

Basic earnings per share:
Net earnings per basic share	$0.10	$0.14

Diluted earnings per share:
Net earnings per diluted share	$0.10	$0.13

Options excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than average market price	951	447

5)	Inventories

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials and components	$17,934	$14,639
Work-in-process	3,998	4,069
Finished goods	2,960	2,398

	$24,892	$21,106

6)	Property and Equipment

	March 31, 2007	December 31, 2006
	(in thousands)
Machinery and equipment	$7,173	$6,900
Furniture and fixtures	922	922
Leasehold improvements	677	668
Demonstration units	2,666	2,526
Computers and software	2,841	2,731

	14,279	13,747
Less accumulated depreciation and amortization	(10,504)	(9,925)

	$3,775	$3,822

7)	Accrued Expenses

	March 31, 2007	December 31, 2006
	(in thousands)
Wages, vacation and related payroll taxes	$2,854	$4,868
Professional fees	404	705
Warranty reserve	2,258	2,525
Commissions	750	767
Deferred rent	141	269
Taxes payable	84	439
Other	477	421

	$6,968	$9,994

8)	Concentrations of Risk

The following table sets forth the number of customers that made up more than 10% of consolidated or segmented accounts receivable.

	Accounts Receivable
	March 31, 2007	December 31, 2006
Consolidated	1	1
Satellite electronics and broadcast equipment	4	3
Amplifiers	3	2

The following table sets forth the number of customers that made up more than 10% of consolidated or segmented sales.

	Sales
	Three Months Ended
	March 31, 2007	March 31, 2006
Consolidated	1	—
Satellite electronics and broadcast equipment	2	1
Amplifiers	2	—

(9)	Segment Reporting

The Company is organized into two operating segments: 1) satellite electronics and broadcast equipment, represented by Radyne and Tiernan product brands; and 2) amplifiers, represented by Xicom products. Each segment is organized and managed separately for the purposes of making key decisions such as sales/marketing, product development and capital allocation. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available, about these two segments. The chief operating decision maker for the Company is the CEO. Below are the results of operations from these two operating segments. For further discussion of these results, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three months ended March 31, 2007
	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
	(in thousands)
Net sales	$14,026	$15,624	$—	$29,650
Operating income (expense)	4,048	2,018	(3,340)	2,726

Depreciation and amortization	$268	$626	$—	$894

Total assets	$58,829	$62,125	$—	$120,954

	Three months ended March 31, 2006
	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
	(in thousands)
Net sales	$16,305	$14,889	$—	$31,194
Operating income (expense)	6,180	1,411	(3,954)	3,637

Depreciation and amortization	$265	$629	$—	$894

Total assets	$46,648	$60,237	$—	$106,885

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the three-months ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
Region	2007	2006
Asia	20%	23%
Africa/Middle East	2%	5%
Europe	13%	15%
Americas	3%	2%

Total Foreign Sales	38%	45%
Domestic	62%	55%

	100%	100%

Besides the United States, the Company did not have an individual country that accounted for 10% of consolidated sales for the three-month periods ended March 31, 2007 and 2006. Besides the United States, the amplifier segment had one country, the United Kingdom, which represented more than 10% of the segmented sales during the three-month period ended March 31, 2006 and none in 2007. Besides the United States, the satellite electronics and broadcast equipment segment had one country, India, that accounted for more than 10% of sales during the three-month periods ended March 31, 2007 and 2006. All of the Company’s foreign sales are exported from the Company’s USA manufacturing facilities.

10)	Financial Arrangements

At March 31, 2007, there were no amounts due under the Company’s $15.0 million credit facility. The amount of credit available to us under the credit agreement at March 31, 2007 was $14.8 million due to outstanding letters of credit.

11)	Foreign Currency Translation

Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses British Pounds as its functional currency. Assets and liabilities are translated to U.S. dollars at the reporting period-end exchange rate, and the resulting gains and losses arising from the translation of net assets are recorded as other comprehensive income in equity on the Condensed Consolidated Balance Sheet. Elements of the consolidated statements of operations are translated at average exchange rates in effect during the period and foreign currency transaction gains and losses are included in interest and other income in the Condensed Consolidated Statements of Operations.

12)	Intangibles

Intangible assets and the related amortization of these intangibles for the three-month period ended March 31, 2007 is presented below:

(in thousands)	Amortization period - years	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$902	$4,018
Customer Relationship	4	2,040	935	$1,105
Covenant-not-to Compete	3	410	251	$159

Total		$7,370	$2,088	$5,282

Amortization expense for the three-months ended March 31, 2007 and 2006 was $286,000 and $285,000, respectively. Amortization expense for 2007 is expected to be $1.1 million, 2008 - $1.1 million, 2009 - $705,000, 2010 - $492,000, 2011- $492,000 and thereafter - $1.7 million.

13)	Warranty Costs

The following table summarizes the activity related to the Company’s warranty liability during first quarter of 2007:

(in thousands)	March 31, 2007
Balance at beginning of period, December 31, 2007	1,911
Provision	205
Payments	472

Balance at end of Period	1,644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements, changes in certain items in those statements during the quarter and from year to year, the primary factors that caused those changes, and how certain accounting principles, policies and estimates affect our financial statements. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company has two segments: 1) satellite electronics and broadcast equipment; represented by the Radyne and Tiernan brands; and 2) amplifiers; represented by Xicom products. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and in San Diego and Santa Clara, California, and sales or service centers in Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom. The Company employs 335 people throughout the USA, Europe and Asia. The Company serves customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, internet service providers, private communications networks, network and cable television, and the United States government.

The following were some of the highlights and recent developments for the three months ended March 31, 2007:

•	The Company recorded its sixteenth consecutive profitable quarter

•	Second strongest bookings quarter in the company’s history at $35.4 million

•	For the quarter, the Company reported sales of $29.7 million

•	Earnings for the quarter were $0.10 per diluted share

•	Increased cash by $1.9 million in first quarter

Additional information on these and other operating results is described in detail below.

Results of Operations

Sales. Net sales generally consist of sales of products, net of returns and allowances.

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Sales	$29,650	$31,194	($1,544)	-5%

Sales during the three-month period ended March 31, 2007 declined to $29.7 million compared to $31.2 million in the equivalent period in 2006. Sales in the Company’s amplifier segment grew to $15.6 million during the first quarter of 2007, an increase of 5% from the first quarter of 2006. This was offset by a 14% decrease in sales in the satellite electronics and broadcast equipment segment ($14.0 million for the first quarter of 2007 compared to $16.3 million for the three-month period ended March 31, 2006). This was due, in part, because of general weakness in markets for the segment’s products. The improvement in amplifier sales resulted from higher sales of Q-band amplifiers to the US Government and newly introduced Ka-band amplifiers to both government and commercial customers.

Based on current order backlog (see below), the Company believes that sales of satellite modems and converters will continue to lag behind historical sales in the second quarter. The Company believes that satellite modems and related equipment sales will recover in the second half of the year as a result of new product introductions and featured enhancements to existing products. We believe sales of broadcast encoders and decoders will improve in the remaining three quarters of the year due to improved bookings and also the Company’s decision to invest in additional sales and marketing resources related to these products. New orders for Ka-band amplifiers to commercial customers and the US Government should result in continued sales strength for the amplifier segment. The Company believes that the combined effect of these factors will result in increased sales on a consolidated basis, particularly during the third and fourth quarters. However, there is no assurance that these sales increases will be achieved.

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

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Cost of Sales	$17,518	$18,304	($786)	-4%
Gross Profit	$12,132	$12,890	($758)	-6%
Gross Margin %	41%	41%	0%

The decreased consolidated gross profit, during the three-months ended March 31, 2007, was a result of the decrease in consolidated sales. Sales of amplifiers (which have lower gross margins than satellite electronics and broadcast equipment) represented 53% of consolidated sales during the first quarter of 2007 compared to 48% for the equivalent period of 2006. This change in mix was offset by improvements in amplifier gross margins.

As described above, management believes that improvements in sales in the satellite electronics and broadcast segment during the remainder of the year will result in improvements in both consolidated gross profits and gross margins.

Selling, general and administrative (“SG&A”). Sales and marketing expenses consist of salaries, commissions for marketing and support personnel, and travel. Executives and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, and other administrative personnel, as well as facilities, professional fees, benefits, liability and D&O insurance premiums, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Selling, general & administrative	$6,540	$6,529	$11	0%
Percentage of sales	22%	21%	1%

SG&A expense remained flat during the first quarter. Increases in the sales force and other general expenses during the first quarter of 2007 were offset by decreases in compensation related to the recruitment and hiring of a new Chief Executive Officer during the first quarter of 2006. In addition, the Company recorded a gain of $250,000 related to the recovery of a bad debt originally acquired with Xicom Technology in May of 2005.

For the remainder of the year, we expect SG&A to remain stable with increases in expense related to general inflation and increased sales commissions to be offset with reductions in transition expenses related to the hiring of a new Chief Executive Officer in 2006 and reductions in the Company’s professional fees related to Sarbanes Oxley Section 404 compliance.

Research and development (“R&D”). Research and development expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Research and development	$2,866	$2,724	$142	5%
Percentage of sales	10%	9%	1%

The overall increase for the three-month period ended March 31, 2007 as compared to the first quarter of 2006 is primarily attributed to increases in non-reimbursable R&D expenses in our Xicom amplifier business.

For the remainder of year of 2007, management expects R&D expense levels to remain, as a proportion of sales, similar to current levels. The Company will continue to invest in new products and upgrades to sustain strategic goals.

Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Income taxes	$1,193	$1,381	($188)	-14%

For the three-month period ended March 31, 2007, the Company’s income tax expense decreased, compared to the equivalent period in 2006, principally due to a decrease in earnings before income taxes offset by an increase in our effective tax from 36.6% to 38.3%. This increase in the effective rate, compared to the equivalent period in 2006, relates principally to the recording of changes in income tax benefits earned in prior years discretely in the first quarter of 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $568,000 in the liability for unrecognized tax benefits, which was accounted for as increases to the January 1, 2007 balances of retained earnings and additional paid in capital in the amounts of $514,000 and $54,000, respectively.

Net Earnings. Net earnings is the result of reducing gross profit by SG&A expenses and R&D expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the earnings available to each fully diluted share of common stock for the periods indicated:

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Net earnings	$1,918	$2,396	($478)	-20%
Diluted EPS	$0.10	$0.13	($0.03)	-23%

For the three months ended March 31, 2007, earnings decreased slightly primarily as a result of the reduced sales described in detail above. The decrease in earnings per share for the three-month period resulted from the decrease in earnings and an increase in the weighted average number of diluted shares outstanding which was due to exercised incentive stock options and shares issued through the employee stock purchase plan.

Management believes that the forthcoming quarter, assuming it follows typical seasonal patterns, will result in flat sales and overall profits. However, there is no assurance that sales and profits will continue to follow typical patterns in future periods.

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

	Three months ended March 31,
	2007	2006	Change	%
	(in thousands)
Bookings	$35,439	$32,702	$2,737	8%
Ending Backlog	$31,109	$33,755	($2,646)	-8%

For the three-month period ended March 31, 2007, the increase in bookings was primarily due to orders received in our amplifier segment for the new Ka-band amplifiers from US government and commercial customers. During the quarter, our amplifier segment booked $21.5 million in new orders compared to $14.2 million during the first quarter of 2006 (before eliminations). This increase was offset by reduced orders in our satellite electronics and broadcast segment which booked $14.1 million in the first quarter of 2007 compared to $19.5 million in 2006 (before eliminations). As with sales described above, increases in bookings for our amplifiers consisted of strong market acceptance of the Ka-band and Q-band amplifiers. The drop in orders for the satellite electronics and broadcast segment resulted from decreases in orders across most of the segment’s product lines. However, orders for broadcast products increased from the fourth quarter of 2006 to the first quarter of 2007.

The Company has undertaken a number of initiatives to increase new orders in the satellite electronics and broadcast segment including the introduction of new products and hiring additional sales personnel. Early indications are that these efforts should increase orders in the coming quarters, however, there is no assurance that orders will increase.

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $29.4 million at March 31, 2007 compared to $27.5 million at December 31, 2006. This increase resulted primarily from cash from operations of $2.3 million.

Operating Activities:

Net cash provided by operating activities for the first three-months of 2007 was $2.3 million as compared to $2.1 million for the first three-months of 2006. Net cash provided by operating activities primarily resulted from net earnings of $1.9 million. Cash from operations was provided by a decrease in accounts receivable of $5.5 million, an increase in income taxes payable of $859,000, and an increase in accounts payable of $659,000. Cash used in operations included an increase in inventories of $3.8 million and a decrease in accrued expenses of $3.0 million. The increase in inventories was planned to assure timely shipment of increases in expected customer orders in the coming quarters. The decrease in accrued expense was partially due to management incentive plan payouts in the first quarter of 2007.

Investing Activities:

Net cash used in investing activities for the first three-months of 2007 was $562,000 as compared to $375,000 for the first three-months of 2006. Costs associated with capital expenditures were $581,000 offset by proceeds from sales of property and equipment of $19,000. Management believes that capital expenditures will be similar to rates of depreciation for the foreseeable future.

Financing Activities:

Net cash provided by financing activities was $194,000 for the first three-months of 2007, which consisted primarily of employee stock option exercises of $175,000. During the first three-months of 2006, there was $2.5 million in employee stock option exercises. The Company currently does not have any debt outstanding and management will continue to evaluate the Company’s financing needs throughout the upcoming quarters.

Liquidity Analysis

The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available to us under the credit agreement at March 31, 2007 was $14.8 million. The Company paid approximately $50,000 representing a facility fee and bank costs for a two-year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.

The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. The Company is in compliance with all covenants at March 31, 2007. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

Contractual Obligations

As of March 31, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under the caption Contractual Obligations and Commitments.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as defined by Regulation S-K 229.303(a) (4) promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

The Company has chosen accounting policies appropriate to report accurately and fairly the operating results and financial position of the Company, and applies those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company considers policies on accounting for revenue recognition, stock compensation, valuation of receivables, valuation and impairment of intangible assets, warranty liability, valuation of inventory, and accounting for income tax to be the most critical factors in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain.

Factors That May Affect Radyne’s Business and Future Results

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2006, factors that could affect our results and cause them to differ materially from those contained in the forward-looking statements include, but are not limited to:

•	adequacy of our inventory, receivables and other reserves;

•	the effects that acts of international terrorism may have on our ability to ship products abroad;

•	the potential effects of an earthquake or other natural disaster at our manufacturing facilities;

•	availability of future taxable income to be able to realize the deferred tax assets;

•	loss of, and failure to replace, any significant customers;

•	timing and success of new product introductions;

•	new accounting rules;

•	product developments, introductions and pricing of competitors;

•	timing of substantial customer orders;

•	availability of qualified personnel;

•	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

•	performance of suppliers and subcontractors;

•	decreasing or stagnant market demand and industry and general economic or business conditions;

•	availability, cost and terms of capital; and

•	our level of success in effectuating our strategic plan.

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

Statements in this Quarterly Report on Form 10-Q, including those set forth in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements contained in this Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

As of March 31, 2007, a change in interest rates of 10% over a year’s period would not have a material impact on our earnings. The Company did not have any outstanding debt as of March 31, 2007.

Foreign exchange rate risk has not been material. If the exchange rate risk does become material, the Company plans to use forward pricing contracts to mitigate those risks.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2007 that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the quarter ended March 31, 2007, and if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

As previously disclosed, in April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation Case No. 2:06cv01132) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of the Company’s radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. The Company submitted its answer to the complaint on May 30, 2006. The Company believes Comtech EF Data Corp.’s claims are without merit and that it has substantial factual and legal defenses to the claims. The Company intends to defend itself vigorously in this lawsuit. However, there is no assurance that the Company will ultimately prevail in this proceeding. There have been no further developments during the quarter ended March 31, 2007 regarding this complaint.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On April 26, 2007, the Compensation Committee of the Board of Directors recommended that the Board of Directors approve the Management Incentive Plan (the “MIP”) for fiscal year 2007 and the Board of Directors approved the MIP. Under the MIP, the executive officers of the Company could be awarded bonuses if the Company achieves specified before-tax profit performance objectives during 2007. Bonuses will not be awarded if the Company’s before-tax profitability fails to achieve the defined specified levels. The MIP calls for the payments at a higher rate for amounts in excess of budgeted objectives.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE CORPORATION

By:	/s/ Malcolm C. Persen
Malcolm C. Persen, Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(3)	Amended and Restated Bylaws of Radyne Corporation

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS(4)**	XBRL Instance Document

100.SCH(4)**	XBRL Taxonomy Extension Schema Document

100.CAL(4)**	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB(4)**	XBRL Taxonomy Extension Label Linkbase Document

100.PRE(4)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

**	furnished herewith

1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A12G, filed on July 13, 2000.

2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K, filed on March 16, 2006.

3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2006.

4)	Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Form 10-Q, Exhibit 100, shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.