Form 10-Q
period 2007-06-30
RADYNE CORP
filed 2007-08-06
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The number of shares of the registrant’s common stock that were outstanding as of the close of business on August 1, 2007 was 18,476,272.

RADYNE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Radyne Corporation

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$33,269	$27,540
Accounts receivable – trade, net of allowance for doubtful accounts of $436 and $266, respectively	24,697	27,828
Inventories	24,500	21,106
Deferred tax assets	3,537	2,593
Prepaid expenses and other assets	820	1,196

Total current assets	86,823	80,263

Goodwill	29,950	29,950
Intangibles	4,998	5,567
Deferred tax assets, net	13	190
Property and equipment, net	3,630	3,822
Other assets	243	212

Total Assets	$125,657	$120,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,874	$5,959
Accrued expenses	8,039	9,994
Customer advance payments	594	1,057
Income taxes payable	1,523	981

Total current liabilities	17,030	17,991

Deferred rent and other	124	148

Total liabilities	17,154	18,139

Stockholders’ equity:
Common stock; $.001 par value – authorized, 50,000,000 shares; issued and outstanding, 18,473,722 shares and 18,351,576 shares, respectively	18	18
Additional paid-in capital	77,053	75,500
Retained earnings	31,394	26,315
Other comprehensive income	38	32

Total stockholders’ equity	108,503	101,865

Total Liabilities and Stockholders’ Equity	$125,657	$120,004

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$34,317	$34,633	$63,967	$65,826
Cost of sales	20,519	20,203	38,038	38,506

Gross profit	13,798	14,430	25,929	27,320

Operating expenses:
Selling, general and administrative	7,069	7,044	13,624	13,573
Research and development	3,004	2,617	5,870	5,340

Total operating expenses	10,073	9,661	19,494	18,913

Earnings from operations	3,725	4,769	6,435	8,407

Other (income) expense:
Interest expense	6	68	10	146
Interest and other income	(480)	(235)	(884)	(452)

Earnings before income taxes	4,199	4,936	7,309	8,713
Income tax expense	1,550	1,781	2,743	3,162

Net earnings	$2,649	$3,155	$4,566	$5,551

Earnings per share:
Basic	$0.14	$0.18	$0.25	$0.31

Diluted	$0.14	$0.17	$0.24	$0.30

Weighted average number of common shares outstanding:
Basic	18,400	18,012	18,385	17,786

Diluted	18,815	18,800	18,832	18,674

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$4,566	$5,551
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of property and equipment	(72)	(203)
Provision for bad debt	90	152
Deferred income taxes	(543)	335
Depreciation and amortization	1,789	1,758
Tax benefit from stock plan dispositions	(20)	1,199
Amortization of stock compensation	589	1,128
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3,041	(2,354)
Inventories	(3,394)	(3,598)
Income tax receivable	—	(1,021)
Prepaids and other assets	345	194
Accounts payable	915	(83)
Accrued expenses	(1,979)	(188)
Income taxes payable	885	(609)
Customer advance payments	(463)	(704)
Accrued stock option compensation	—	(40)

Net cash provided by operating activities	5,749	1,517

Cash flows from investing activities:
Acquisition of Xicom, net of cash acquired	—	(104)
Capital expenditures	(1,057)	(913)
Proceeds from sales of property and equipment	101	298

Net cash used in investing activities	(956)	(719)

Cash flows from financing activities:
Payment of notes payable	—	(500)
Exercise of stock options	292	5,875
Net proceeds from sales of common stock to employees	595	610
Tax benefit from stock plan dispositions	43	1,172

Net cash provided by financing activities	930	7,157

Effects of exchange rate changes on cash and cash equivalents	6	3

Net increase in cash and cash equivalents	5,729	7,958

Cash and cash equivalents, beginning of year	27,540	16,928

Cash and cash equivalents, end of quarter	$33,269	$24,886

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$151

Cash paid for taxes	$2,377	$2,085

Supplemental disclosures of non-cash flow information:
Adjustments for Xicom acquisition accounting	$—	$488

Deferred tax asset change due to adoption of FIN 48	$567	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne Corporation

Notes to Condensed Consolidated Financial Statements

(Information for June 30, 2007 and 2006 is Unaudited)

1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three and six-months ended June 30, 2007 and 2006 have been prepared in accordance with the United States of America generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A copy of the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investors section.

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

On May, 2, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) which amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the Company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.

Adoption of FIN 48

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $567,000 in the liability for unrecognized tax benefits, which was accounted for as increases to the January 1, 2007 balances of retained earnings and additional paid in capital in the amounts of $513,000 and $54,000, respectively. As of the date of adoption and after accounting for the cumulative effect adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007 totaled approximately $1.7 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is approximately $1.3 million.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense; the amount recorded for the three-months ended June 30, 2007 totaled approximately $9,000. Accrued interest and penalties as of January 1, 2007 and June 30, 2007 were approximately $24,000 and $45,000, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

The Company accounts for share-based compensation under Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which requires the measurement and recognition of all share-based compensation under the fair value method. The Company did not issue any stock options or awards for the three and six-months ended 2007.

The following table summarizes option activity under the plans as of June 30, 2007 and changes during the period then ended.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,367	$8.89
Granted	—	—
Exercised	(57)	5.19
Cancelled or expired	(9)	12.02

Outstanding at June 30, 2007	2,301	$8.97	6.17	$6,297

Vested and Expected to Vest	2,272	$8.92	6.13	$6,296

Exercisable at June 30, 2007	2,107	$8.62	5.91	$6,288

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $10.67 as of Friday, June 29, 2007 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The excess tax benefit realized from stock plan dispositions and amount classified as cash provided by financing in the Consolidated Statement of Cash Flows was $43,000 for the six months ended June 30, 2007.

The Company expects to recognize $1.0 million in future compensation expense related to non-vested options with a weighted average vesting period remaining of 1.82 years.

As of June 30, 2007, there were 1,471,554 shares of common stock available for issuance pursuant to future stock option grants. Of this total, 1,000,000 shares are not registered with the Securities Exchange Commission as of the date of this filing and, while these options may be granted, the underlying shares may not be exercised until the Effective Date of the Registration of the related shares.

The Company has an Employee Stock Purchase Plan (“ESPP”), as of June 30, 2007, there were 68,717 shares remaining to be issued under the ESPP.

Financial Impact of SFAS 123(R)

SFAS 123(R) resulted in stock compensation expense during the three and six-month period ended June 30, 2007 and 2006. Below is an allocation of the expense:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands, except per share data)		(in thousands, except per share data)
Cost of sales	$51	$85	$102	$137
Research and development	63	105	123	143
Selling, general and administrative	187	375	364	848

Total stock compensation expense	$301	$565	$589	$1,128

Total stock compensation expense, after tax	$190	$361	$368	$719

Diluted earnings per share impact	$0.01	$0.02	$0.02	$0.04

The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). There were no options granted during the three and six-month periods ended June 30, 2007. In the prior periods that had options granted, and for which the current expense exists, the Company made assumptions for the three categories of compensation expense recorded during the period: stock options, ESPP, and awards granted. Since directors, executives and non-executives have different historical option exercise patterns, the Company grouped its assumptions into categories for options issued under these categories. The expected term was determined to be approximately 5 years for directors, 6 years for executives and 3 years for non-executives based primarily on historical option exercise patterns. Volatility was calculated using the Company’s historical volatility rates. The risk free interest rates used were the then current quoted rates from U.S Government Treasury instruments. The following table represents the weighted average assumptions used to determine compensation cost for stock options during the six-month period ending June 30, 2007.

Six Months Ended June 30, 2007
Expected term (years)	4.29
Risk-free interest rate	4.71%
Dividend yield	—
Volatility	69%

For the ESPP, historical information was used from the prior six-month period to determine the term and volatility. The following valuation data was input for the ESPP for the period ended June 30, 2007: Expected term (years) – 0.49, Risk-free interest rate – 4.96%, Dividend yield – 0.0, and Volatility – 44%. The Company recognized $104,000 and $208,000 of pretax compensation expense under the ESPP during three-months and six-months ended June 30, 2007, respectively.

4)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three Months Ended June 30, (in thousands, except per share data)		Six Months Ended June 30, (in thousands, except per share data)
	2007	2006	2007	2006
Numerator:
Net earnings	$2,649	$3,155	$4,566	$5,551

Denominator:
Weighted average common shares for basic earnings per share	18,400	18,012	18,385	17,786

Net effect of dilutive stock options and warrants	415	788	447	888

Weighted average common shares for diluted earnings per share	18,815	18,800	18,832	18,674

Basic earnings per share:
Net earnings per basic share	$0.14	$0.18	$0.25	$0.31

Diluted earnings per share:
Net earnings per diluted share	$0.14	$0.17	$0.24	$0.30

Options excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than average market price	968	553	970	447

5)	Inventories

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials and components	$16,120	$14,639
Work-in-process	5,238	4,069
Finished goods	3,142	2,398

	$24,500	$21,106

6)	Property and Equipment

	June 30, 2007	December 31, 2006
	(in thousands)
Machinery and equipment	$7,852	$6,900
Furniture and fixtures	1,021	922
Leasehold improvements	740	668
Demonstration units	2,680	2,526
Computers and software	2,431	2,731

	14,724	13,747
Less accumulated depreciation and amortization	(11,094)	(9,925)

	$3,630	$3,822

7)	Accrued Expenses

	June 30, 2007	December 31, 2006
	(in thousands)
Wages, vacation and related payroll taxes	$3,564	$4,868
Professional fees	605	705
Warranty reserve	2,205	2,525
Commissions	912	767
Deferred rent	137	269
Taxes payable	175	439
Other	441	421

	$8,039	$9,994

8)	Concentrations of Risk

The following table sets forth the number of customers that made up more than 10% of consolidated or segmented accounts receivable.

	Accounts Receivable
	June 30, 2007	December 31, 2006
Consolidated	2	1
Satellite electronics and broadcast equipment	1	3
Amplifiers	3	2

The following table sets forth the number of customers that made up more than 10% of consolidated or segmented sales.

	Sales Six Months Ended
	June 30, 2007	June 30, 2006
Consolidated	1	—
Satellite electronics and broadcast equipment	1	1
Amplifiers	2	—

9)	Segment Reporting

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

Three months ended June 30, 2007

(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$17,072	$17,245	$—	$34,317
Operating income (expense)	3,741	1,703	(1,719)	3,725

Depreciation and amortization	$261	$634	$—	$895

Three months ended June 30, 2006

(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$18,487	$16,146	$—	$34,633
Operating income (expense)	6,989	1,700	(3,920)	4,769

Depreciation and amortization	$260	$604	$—	$864

Six months ended June 30, 2007
(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$31,098	$32,869	$—	$63,967
Operating income (expense)	6,123	3,721	(3,410)	6,435

Depreciation and amortization	$529	$1,260	$—	$1,789

Total assets	$62,216	$63,441	$—	$125,657

Six months ended June 30, 2006
(in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Corporate	Total
Net sales	$34,792	$31,034	$—	$65,826
Operating income (expense)	13,169	3,112	(7,874)	8,407

Depreciation and amortization	$525	$1,233	$—	$1,758

Total assets	$52,849	$61,046	$—	$113,895

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the six-months ended June 30, 2007 and 2006 follow:

	Six months ended June 30,
Region	2007	2006
Asia	16%	19%
Africa/Middle East	3%	4%
Europe	13%	19%
Americas	2%	3%

Total Foreign Sales	34%	45%
Domestic	66%	55%

	100%	100%

Besides the United States, the Company did not have an individual country that accounted for 10% of consolidated sales for the six-month periods ended June 30, 2007 and 2006. Besides the United States, the amplifier segment did not have a country which represented more than 10% of the segmented sales during the six-month period ended June 30, 2007 and none in 2006. Besides the United States, the satellite electronics and broadcast equipment segment had one country, India, that accounted for more than 10% of sales during the six-month periods ended June 30, 2007 and 2006. All of the Company’s foreign sales are exported from the Company’s United States manufacturing facilities.

10)	Financial Arrangements

At June 30, 2007, there were no amounts due under the Company’s $15.0 million credit facility. The amount of credit available to us under the credit agreement at June 30, 2007 was $14.7 million due to outstanding letters of credit.

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

12)	Intangibles

Intangible assets and the related amortization of these intangibles for the six-month period ended June 30, 2007 is presented below:

(in thousands)	Amortization period - years	Cost	Accumulated amortization	Net
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$1,025	$3,895
Customer Relationship	4	2,040	$1,062	$978
Covenant-not-to Compete	3	410	$285	$125

Total		$7,370	$2,372	$4,998

Amortization expense for the six-months ended June 30, 2007 and 2006 was $569,000 and $570,000, respectively. Amortization expense for 2007 is expected to be $1.1 million, 2008 - $1.1 million, 2009 - $705,000, 2010 - $492,000, 2011 - $492,000 and thereafter - $1.6 million.

13)	Warranty Costs

The following table summarizes the activity related to the Company’s warranty liability during the second quarter of 2007:

(in thousands)
Balance at beginning of period, December 31, 2006	2,525
Provision	593
Payments	913

Balance at end of Period, June 30, 2007	2,205

14)	Subsequent Event

On August 1, 2007, the Company completed the acquisition of AeroAstro, Inc of Ashburn , Virginia. AeroAstro designs and builds small and micro satellites and related technologies. AeroAstro’s experience spans a range of capabilities – from ultra-low-cost R&D programs using commercial components, to high-reliability programs using space-qualified components. In addition to spacecraft equipment, AeroAstro developed and operates the Sensor Enabled Notification System (SENS), which provides cost effective satellite based low data rate communications and asset tracking throughout the United States, North America, Europe, Australia, the Middle East, Asia, and South America. Radyne paid $17.25 million in cash, 81,699 shares of stock and assumed approximately $250,000 in debt at the closing.

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

Overview

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company has two segments: 1) satellite electronics and broadcast equipment; represented by the Radyne and Tiernan brands; and 2) amplifiers; represented by Xicom products. The Company is headquartered in Phoenix, Arizona, has sales and manufacturing facilities in Phoenix, Arizona and in San Diego and Santa Clara, California, and sales or service centers in Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom. The Company employs 346 people throughout the USA, Europe and Asia. The Company serves customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, internet service providers, private communications networks, network and cable television, and the United States government.

On July 5, 2007, the Company entered into a definitive merger agreement with AeroAstro Inc. and subsequently closed the transaction on August 1, 2007. AeroAstro is a leader in innovative microsatellite systems, components, and advanced communications technologies. AeroAstro was the prime contractor for STPSat-1 responsible for spacecraft design and fabrication, integration of all experiments, space vehicle testing, launch integration support, launch and early orbit operations support, and post-launch mission operations support. In addition to spacecraft equipment, AeroAstro developed and operates the Sensor Enabled Notification System (SENS), which provides cost effective satellite-based low data rate communications and asset tracking throughout the United States, North America, Europe, Australia, the Middle East, Asia, and South America. SENS customers include government entities requiring reliable low data rate communications and businesses seeking to monitor vital assets. AeroAstro employs approximately 70 people and has offices in Ashburn, Virginia; Littleton, Colorado; Albuquerque, New Mexico and San Diego, California.

The following were some of the highlights and recent developments for the three-months ended June 30, 2007:

•	Set a new company record for quarterly bookings at $40.9 million

•	For the quarter, the Company reported sales of $34.3 million

•	Earnings for the quarter were $0.14 per diluted share

•	Increased cash by $5.7 million since year ended 2006

Additional information on these and other operating results is described in detail below.

Results of Operations

Sales. Net sales generally consist of sales of products, net of returns and allowances.

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Sales	$34,317	$34,633	$(316)	-1%

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Sales	$63,967	$65,826	$(1,859)	-3%

Net sales during the recently completed quarter and half year declined when compared to the equivalent periods of 2006. This resulted from decreases in sales in the Company’s Satellite Electronics and Broadcast Equipment segment which were only partially offset by increases in sales in the Amplifier segment. The Satellite Electronics and Broadcast Equipment segment experienced declines in sales in conventional single carrier (SCPC) modems coupled with declines in sales of broadcast equipment. The declines in modem sales reflect general market trends to newer shared bandwidth or multi-carrier (MCPC) alternatives. Further, during the second quarter, the Company deferred revenue ($455,000) related to the sale of extended warranties which were sold in combination with modulators and related equipment. The amplifier (Xicom) segment saw growth in the Ka Band product line particularly to military customers and direct-to-home (DTH) customers. In addition, Xicom successfully expanded sales to new customer who previously exclusively used competitor products.

Based on current record backlog and bookings coupled with typical seasonal patterns, management anticipates that sales will increase sequentially over the next two quarters. Nonetheless, future sales growth in the Satellite Electronics and Broadcast Equipment segment is dependent on the Company’s ability to develop and introduce new products and its ability to yield improved performance from recently expanded sales activities. Although the Company’s amplifier segment has enjoyed strong market acceptance, competitor reaction to these successes may blunt further sales increases.

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

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Cost of Sales	$20,519	$20,203	$316	2%
Gross Profit	$13,798	$14,430	$(632)	-4%
Gross Margin %	40%	42%	-2%

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Cost of Sales	$38,038	$38,506	$(468)	-1%
Gross Profit	$25,929	$27,320	$(1,391)	-5%
Gross Margin %	41%	42%	-1%

The decreased consolidated gross margin resulted from an increase in the proportion of sales of the Amplifiers coupled with declines in gross margins in the Satellite Electronics and Broadcast Equipment segment. Although Amplifier margins have continued to increase during the recent quarter, Amplifier segment margins are lower than the satellite Electronics and Broadcast Equipment segment margins. In addition, the revenue deferral related to extended warranties described in the sales section above disproportionately reduced gross profit.

Management believes that gross margins in the Satellite Electronics and Broadcast Equipment segment will remain at historic levels. However, continued strength of amplifier sales may have the effect of further eroding consolidated margins while significant competitor response in the amplifier business may preclude any further improvement in Amplifier margins.

Selling, general and administrative (“SG&A”). Sales and marketing expenses consist primarily of salaries, commissions for marketing and support personnel, and travel. Executives and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems, and other administrative personnel, as well as facilities, professional fees, benefits, liability and D&O insurance premiums, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Selling, general & administrative	$7,069	$7,044	$25	0%
Percentage of sales	21%	20%	1%

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Selling, general & administrative	$13,624	$13,573	$51	0%
Percentage of sales	21%	21%	0%

During the three and six-month periods ended June 30, 2007 SG&A remained flat when compared to the year earlier periods. Increased expenses associated with recruiting and hiring additional sales representatives were offset by decreases in expenses associated with the recruitment and transition of a new CEO during 2006.

Generally, for the remainder of 2007, management believes SG&A will remain comparable to 2006 levels as described above and remain proportional to sales. However, the Company expects to grant annual equity compensation during the third quarter which may have the effect of creating a quarterly increase related to expected partial vesting of those awards.

Research and development (“R&D”). Research and development expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Research and development	$3,004	$2,617	$387	15%
Percentage of sales	9%	8%	1%

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Research and development	$5,870	$5,340	$530	10%
Percentage of sales	9%	8%	1%

Increases in R&D expense for the second quarter and half year of 2007 occurred almost entirely in the Amplifier (Xicom) segment. These increases resulted from increased personnel expense related to four new engineers who were utilized to perform research activities on several new projects and products at the segment. The increased expenditures were in line with planned goals and budget forecasts aimed at expanding the segment’s product lines and, ultimately, sales and margins. The Company will continue to invest in new product development and upgrades to existing products to accomplish its strategic goals.

Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Income taxes	$1,550	$1,781	$(231)	-13%

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Income taxes	$2,743	$3,162	$(419)	-13%

As a result of the factors described above, overall earnings before taxes declined, which had the effect of reducing income taxes. However, the Company’s effective tax rate increased from 36.3% to 37.5% for the first six-months of 2006 and 2007, respectively. The increase resulted from a number of factors including increases in state income taxes.

Management believes that, assuming the Company achieves current forecasts, the current effective tax rate is indicative of the tax rate for the remainder of the year.

Net Earnings. Net earnings is the result of reducing gross profit by SG&A expenses and R&D expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the fully diluted share of common stock for the periods indicated:

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Net earnings	$2,649	$3,155	$(506)	-16%
Diluted EPS	$0.14	$0.17	$(0.03)	-18%

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Net earnings	$4,566	$5,551	$(985)	-18%
Diluted EPS	$0.24	$0.30	$(0.06)	-20%

The decline in net earnings and diluted earnings per share resulted primarily from the factors described above including declines in gross profit, increases in R&D expense, offset by increases in interest earned, and the Company’s effective tax rate.

Profitability in the coming quarters and the remainder of the year will continue to be below historic rates as a result of increases in the proportion of sales in the Company’s Amplifier segment.

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

	Three months ended June 30, (in thousands)
	2007	2006	Change	%
Bookings	$40,865	$34,084	$6,781	20%
Ending Backlog	$37,658	$33,206	$4,452	13%

During the second quarter, the Company set a new record for quarterly bookings as a result of the continued strength of the Amplifier segment. Bookings in the Company’s satellite electronics and broadcast equipment segment remained essentially flat with an increase of $351,000.

	Six months ended June 30, (in thousands)
	2007	2006	Change	%
Bookings	$76,304	$66,787	$9,517	14%
Ending Backlog	$37,658	$33,206	$4,452	13%

Over the six-month period, as described above, the increase in bookings was due to robust orders in the amplifier segment ($44.8 million before eliminations) and offset by a decrease in bookings in the Company’s Satellite Electronics and Broadcast equipment segment of $5.1 million.

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $33.3 million at June 30, 2007 compared to $27.5 million at December 31, 2006. This increase resulted primarily from cash from operations of $5.8 million.

Operating Activities:

Net cash provided by operating activities for the first six-months of 2007 was $5.8 million as compared to $1.5 million for the first six-months of 2006. Net cash provided by operating activities primarily resulted from net earnings of $4.6 million. Cash from operations, after depreciation and amortization of $1.8 million, was provided by a decrease in accounts receivable of $3.0 million, an increase in income taxes payable of $885,000 and an increase in accounts payable of $915,000. Cash used in operations included an increase in inventories of $3.4 million and a decrease in accrued expenses of $2.0 million. The increase in inventories correlates to the increase in the Company’s backlog for the period. The decrease in accrued expense was partially due to management incentive plan payouts in the first quarter of 2007.

Investing Activities:

Net cash used in investing activities for the first six-months of 2007 was $956,000 as compared to $719,000 for the first six-months of 2006. Costs associated with capital expenditures were $1.1 million offset by proceeds from sales of property and equipment of $101,000. Management believes that capital expenditures will be similar to rates of depreciation for the foreseeable future.

Financing Activities:

Net cash provided by financing activities was $930,000 for the first six-months of 2007, which consisted primarily of sales of common stock to employees of $595,000 and exercises of employee stock options of $292,000. During the first six-months of 2006, financing activities resulted in $7.2 million of which there was $5.9 million in employee stock option exercises. The Company currently does not have any debt outstanding and management will continue to evaluate the Company’s financing needs throughout future quarters.

Liquidity Analysis

The Company maintains a credit arrangement with a bank for up to $15.0 million, based upon 75% of eligible accounts receivable plus cash. The amount of credit available to us under the credit agreement at June 30, 2007 was $14.7 million. The Company paid approximately $50,000 representing a facility fee and bank costs for a two-year commitment on the arrangement, whether or not any amounts are actually drawn on the line of credit.

The credit agreement expires on May 1, 2008 and limits or prohibits mergers, consolidations, acquisitions, transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. The Company was in compliance with all covenants at June 30, 2007. The overall credit agreement specifies an interest rate between LIBOR plus 150 basis points and prime rate minus 50 basis points depending on terms and other conditions.

The Company used approximately half of its current cash reserves to acquire AeroAstro, Inc. of Ashburn, Virginia (see subsequent events footnote). Management believes that the remaining cash balances, future profits, and available credit facility will provide sufficient capital for us to carry on our operations for the foreseeable future. However, there can be no assurance that the Company will remain profitable or that there will be sufficient funds available if unforeseen events occur.

Contractual Obligations

As of June 30, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under the caption Contractual Obligations and Commitments.

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

Forward Looking Statements

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:

➢	adequacy of our inventory, receivables and other reserves;

➢	the effects that acts of international terrorism may have on our ability to ship products abroad;

➢	the potential effects of an earthquake or other natural disaster at our manufacturing facilities;

➢	loss of, and failure to replace, any significant customers;

➢	timing and success of new product introductions;

➢	new accounting rules;

➢	product developments, introductions and pricing of competitors;

➢	timing of substantial customer orders;

➢	availability of qualified personnel;

➢	the impact of local, political and economic conditions and foreign exchange fluctuations on international sales;

➢	performance of suppliers and subcontractors;

➢	decreasing or stagnant market demand and industry and general economic or business conditions;

➢	integration of acquisitions and the related risk;

➢	availability, cost and terms of capital; and

➢	our level of success in effectuating our strategic plan.

We may make additional written or oral forward-looking statements from time to time in filings with the Commission or in public news releases or statements. Such additional statements may include, but are not be limited to include, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of inflation and plans relating to our products or services, as well as assumptions relating to the foregoing.

Statements in this Report on Form 10-Q, including those set forth in this section, may be considered “forward looking statements” within the meaning of Section 21E of the Securities Act of 1934. These forward-looking statements are often identified by words such as “estimate,” “predict,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume,” and similar words.

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

As of June 30, 2007, a change in interest rates of 10% over a year’s period would not have a material impact on our earnings. The Company did not have any outstanding debt as of June 30, 2007.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2007 that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2007, and if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

As previously disclosed, in April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation Case No. 2:06cv01132) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of the Company’s radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. The Company submitted its answer to the complaint on May 30, 2006. The Company believes Comtech EF Data Corp.’s claims are without merit and that it has substantial factual and legal defenses to the claims. The Company intends to defend itself vigorously in this lawsuit. However, there is no assurance that the Company will ultimately prevail in this proceeding. There have been no further developments during the quarter ended June 30, 2007 regarding this complaint.

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

On May 30, 2007, the Company held its 2007 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected the following individuals to serve as the Company’s directors until the next annual meeting or until his or her successor is elected and qualified: (1) Dr. C.J. Waylan; (2) Dennis W. Elliott; (3) Robert C. Fitting; (4) William C. Keiper; (5) Yip Loi Lee; (6) Dr. James J. Spilker, Jr.; and (7) Myron Wagner.

There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record on April 24, 2007 of 18,001,797 shares of common stock or 98% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 18,388,451 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors:	Votes For	Votes Withheld
Dennis W. Elliott	14,755,011	790,155
Robert C. Fitting	15,310,312	254,854
William C. Keiper	12,885,650	2,679,516
Yip Loi Lee	15,313,276	251,890
Dr. James J. Spilker, Jr.	15,035,120	530,046
Dr. C.J. Waylan	14,810,471	754,695
Myron Wagner	15,206,063	359,103

Additionally, the stockholders approved the Company’s 2007 Stock Incentive Plan. The votes cast were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
9,918,327	2,483,741	42,864	2,872,701

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE CORPORATION

By:	/s/ Malcolm C. Persen
Malcolm C. Persen,
Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 3, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(3)	Amended and Restated Bylaws of Radyne Corporation

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS(4)**	XBRL Instance Document

100.SCH(4)**	XBRL Taxonomy Extension Schema Document

100.CAL(4)**	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB(4)**	XBRL Taxonomy Extension Label Linkbase Document

100.PRE(4)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith
1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A12G, filed on July 13, 2000.
2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K, filed on March 16, 2006.
3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2006.
4)	Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, (ii) the Condensed Consolidated Statements of Income for the three and six-months ended June 30, 2007 and 2006 and (iii) the Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2007 and 2006. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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