Form 10-Q
period 2007-09-30
RADYNE CORP
filed 2007-11-09
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock that were outstanding as of the close of business on November 1, 2007 was 18,711,437.

RADYNE CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Radyne Corporation

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$19,917	$27,540
Accounts receivable – trade, net of allowance for doubtful accounts of $476 and $266, respectively	25,318	27,828
Cost in excess of billings	1,194	—
Inventories	24,755	21,106
Deferred tax assets	3,456	2,593
Income tax receivable	932	—
Prepaid expenses and other assets	740	1,196

Total current assets	76,312	80,263
Goodwill	45,176	29,950
Intangibles	9,135	5,567
Deferred tax assets, net	105	190
Property and equipment, net	3,619	3,822
Other assets	248	212

Total Assets	$134,595	$120,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,349	$5,959
Accrued expenses	9,297	9,994
Customer advance payments	1,474	1,057
Income taxes payable	—	981

Total current liabilities	18,120	17,991
Obligation under capital lease	234	—
Deferred rent and other	744	148

Total liabilities	19,098	18,139

Stockholders’ equity:
Common stock; $.001 par value – authorized, 50,000,000 shares; issued and outstanding, 18,697,037 shares and 18,351,576 shares, respectively	19	18
Additional paid-in capital	80,390	75,500
Retained earnings	34,980	26,315
Other comprehensive income	108	32

Total stockholders’ equity	115,497	101,865

Total Liabilities and Stockholders’ Equity	$134,595	$120,004

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except per share data)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Net sales	$38,374	$32,073	$102,340	$97,899
Cost of sales	23,177	17,865	61,215	56,372

Gross profit	15,197	14,208	41,125	41,527

Operating expenses:
Selling, general and administrative	7,393	7,543	21,017	21,259
Research and development	3,073	2,880	8,942	8,220

Total operating expenses	10,466	10,423	29,959	29,479

Earnings from operations	4,731	3,785	11,166	12,048

Other (income) expense:
Interest expense	6	64	17	210
Interest and other income	(316)	(358)	(1,200)	(952)

Earnings before income taxes	5,041	4,079	12,349	12,790
Income tax expense	1,455	1,325	4,197	4,487

Net earnings	$3,586	$2,754	$8,152	$8,303

Earnings per share:
Basic	$0.19	$0.15	$0.44	$0.46

Diluted	$0.19	$0.15	$0.43	$0.44

Weighted average number of common shares outstanding:
Basic	18,614	18,238	18,462	17,938

Diluted	19,210	18,922	19,047	18,819

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine-Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$8,152	$8,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on disposal of property and equipment	(102)	(244)
Provision for bad debt	(201)	341
Deferred income taxes	(379)	133
Depreciation and amortization	2,787	2,688
Tax benefit from stock plan dispositions	104	1,237
Amortization of stock compensation	981	2,052
Increase (decrease) in cash resulting from changes in:
Accounts receivable	5,144	(2,091)
Cost in excess of billings	(1,195)	—
Inventories	(3,572)	(3,230)
Income tax receivable	(932)	(622)
Prepaids and other assets	501	477
Accounts payable	333	(1,155)
Accrued expenses	(1,885)	(206)
Income taxes payable	(638)	(609)
Customer advance payments	379	(1,155)
Accrued stock option compensation	—	(45)
Deferred revenue	59	—

Net cash provided by operating activities	9,536	5,874

Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,782)	(104)
Capital expenditures	(1,470)	(1,640)
Proceeds from sales of property and equipment	144	353

Net cash used in investing activities	(19,108)	(1,391)

Cash flows from financing activities:
Payment of notes payable	—	(750)
Exercise of stock options	992	6,180
Net proceeds from sales of common stock to employees	595	610
Tax benefit from stock plan dispositions	298	1,256
Principal payments on capital lease obligations	(12)	—

Net cash provided by financing activities	1,873	7,296

Effects of exchange rate changes on cash and cash equivalents	76	17

Net increase in cash and cash equivalents	(7,623)	11,796

Cash and cash equivalents, beginning of year	27,540	16,928
Cash and cash equivalents, end of quarter	$19,917	$28,724

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$220

Cash paid for taxes	$5,705	$3,092

Non-cash investing activities:
Issuance of 219,709 shares of common stock in acquisition	$1,865	$—

Supplemental disclosures of non-cash flow information:
Adjustments for Xicom acquisition accounting	$—	$488

Deferred tax asset change due to adoption of FIN 48	$568	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Radyne Corporation

Notes to Condensed Consolidated Financial Statements

(Information for September 30, 2007 and 2006 is Unaudited)

1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Radyne Corporation (the “Company”) for the three- and nine-months ended September 30, 2007 and 2006 have been prepared in accordance with GAAP and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. A copy of the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investors section.

The preparation of consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. With the Company’s acquisition of AeroAstro, Inc. on August 1, 2007, the Company’s financial results for the three- and nine-month periods ending September 30, 2007 include financial results for AeroAstro for the two-months ended September 30, 2007. Periods prior to the three- and nine-months ended Sept 30, 2007, do not include the financial results of AeroAstro, Inc.

2)	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

On May, 2, 2007, the FASB issued Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”) which amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the Company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.

Adoption of FIN 48

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $567,000 in the liability for unrecognized tax benefits, which was accounted for as increases to the January 1, 2007 balances of retained earnings and additional paid in capital in the amounts of $513,000 and $54,000, respectively. As of the date of adoption and after accounting for the cumulative effect adjustment noted above, the Company’s unrecognized tax benefits as of January 1, 2007 totaled approximately $1.7 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is approximately $1.3 million.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense; the amount recorded for the three-months ended September 30, 2007 totaled approximately $31,000. Accrued interest and penalties as of January 1, 2007 and September 30, 2007 were approximately $24,000 and $76,000, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, Arizona, California and Virginia. The tax years that remain open to examination by the U.S. federal jurisdiction are years 2003 through 2006; the Arizona and California filings that remain open to examination are years 2002 through 2006.

3)	Share-Based Compensation

The Company accounts for share-based compensation under Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which requires the measurement and recognition of all share-based compensation under the fair value method. The Company issued 34,750 options and 20,000 stock awards during the three-months ended September 30, 2007.

In addition, as part of the AeroAstro acquisition, the Company issued and exchanged options to AeroAstro employees for options granted prior to the acquisition. The Company exchanged options at the rate of 6.1459 AeroAstro options for each Radyne option based on the ratio of the value of a share of Radyne stock as agreed on by the parties and the consideration paid per AeroAstro share. The exercise price of the exchanged options was determined by multiplying the original exercise price times the 6.1459 ratio. The grant date, vesting schedule, term and other characteristics of the original grant carried over to the exchanged Radyne options.

The following table summarizes option activity, prior to the exchange of AeroAstro options, under the Company’s 2007 Stock Incentive Plan and 2000 Long-Term Incentive Plan as of September 30, 2007 and changes during the period then ended.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,365	$8.89
Granted	35	10.64
Exercised	(192)	5.16
Cancelled or expired	(13)	12.54

Outstanding at September 30, 2007	2,195	$9.22	6.00	$5,415

Vested and Expected to Vest	2,157	$9.16	5.95	$5,414

Exercisable at September 30, 2007	1,988	$8.88	5.70	$5,408

The following table summarizes the AeroAstro option exchange under the AeroAstro, Inc. 1999 Stock Option Plan assumed on August 1, 2007, in accordance with the Merger Agreement.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	180	$7.14
Granted	31	7.68
Exercised	(1)	7.68
Cancelled or expired	(3)	7.68

Outstanding at September 30, 2007	207	$7.21	6.55	$694

Vested and Expected to Vest	193	$7.18	6.42	$654

Exercisable at September 30, 2007	140	$6.97	5.69	$502

The following table summarizes consolidated option activity, including the conversion of AeroAstro options, under the Company’s 2007 Stock Incentive Plan and 2000 Long-Term Incentive Plan as of September 30, 2007 and changes during the period then ended.

Activity	Number of Options (in thousands)	Weighted - Average Exercise Price	Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,546	$8.76
Granted	66	9.24
Exercised	(193)	5.18
Cancelled or expired	(17)	11.75

Outstanding at September 30, 2007	2,402	$9.04	6.04	$6,110

Vested and Expected to Vest	2,351	$9.00	5.99	$6,069

Exercisable at September 30, 2007	2,128	$8.75	5.70	$5,910

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $10.56 at September 28, 2007 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The excess tax benefit realized from stock plan dispositions and amount classified as cash provided by financing in the Consolidated Statement of Cash Flows was $298,000 for the nine-months ended September 30, 2007.

The Company expects to recognize approximately $1.6 million in future compensation expense related to non-vested options with a weighted average vesting period remaining of 2.02 years.

As of September 30, 2007, there were 1,426,661 shares of common stock available for issuance pursuant to the Company’s aforementioned plans.

The Company has an Employee Stock Purchase Plan (“ESPP”), which was adopted by the Company’s shareholders in 1999. Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of the Company stock at a price equal to the fair market value on the first or last day, whichever was lower, of each six-month offering period. As a result of these terms, the Company is required to record expense in the consolidated statements of operations related to the ESPP subsequent to the adoptions of SFAS123(R). Therefore, the Company has recognized $88,000 in pre-tax compensation expense under the ESPP during the three-months and $296,000 for the nine-months ended September 30, 2007. There were 1,000,000 shares authorized for issuance under the ESPP. As of September 30, 2007, there were 68,717 shares remaining available for issue under the ESPP.

Financial Impact of SFAS 123(R)

The table below illustrates allocation of stock compensation expense for the three- and nine-month periods ended September 30, 2007 and 2006. The table includes stock compensation for each of the three categories used by management; stock options, ESPP and stock awards.

	Three-Months Ended		Nine-Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands, except per share data)		(in thousands, except per share data)
Cost of sales	$53	$65	$155	$202
Research and development	84	67	207	210
Selling, general and administrative	255	792	619	1,640

Total stock compensation expense	$392	$924	$981	$2,052

Total stock compensation expense, after tax	$279	$624	$648	$1,332

Diluted earnings per share impact	$0.01	$0.03	$0.03	$0.07

The Company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). There were 34,750 options granted during the three- and nine-month periods ended September 30, 2007. In the prior periods that had options granted, and for which the current expense exists, the Company made assumptions for the three categories of compensation expense recorded during the period: stock options, ESPP, and awards granted. Directors, executives and non-executives have different historical option exercise patterns and the Company groups its assumptions into categories for options issued to each of these groups. The expected term was determined to be approximately 5 years for directors, 6 years for executives and 3 years for non-executives based primarily on historical option exercise patterns. The volatility calculated used the Company’s historical volatility rates. The risk free interest rates used were the then current quoted rates from U.S Government Treasury instruments, in which the term of the rates matches that of the awards. The preceding table represents the weighted average assumptions used to determine compensation cost for stock options during the nine-month period ending September 30, 2007.

Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follows:

	Three-Months Ended September 30, (in thousands, except per share data)		Nine-Months Ended September 30, (in thousands, except per share data)
	2007	2006	2007	2006
Numerator:
Net earnings	$3,586	$2,754	$8,152	$8,303

Denominator:
Weighted average common shares for basic earnings per share	18,614	18,238	18,462	17,938
Net effect of dilutive stock options and units	596	684	585	881
Weighted average common shares for diluted earnings per share	19,210	18,922	19,047	18,819

Basic earnings per share:
Net earnings per basic share	$0.19	$0.15	$0.44	$0.46

Diluted earnings per share:
Net earnings per diluted share	$0.19	$0.15	$0.43	$0.44

Options excluded from earnings per share due to anti-dilution:
Stock options with an exercise price greater than average market price	1,007	682	1,009	574

4)	Inventories

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials and components	$16,371	$14,639
Work-in-process	4,742	4,069
Finished goods	3,642	2,398

	$24,755	$21,106

5)	Property and Equipment

	September 30, 2007	December 31, 2006
	(in thousands)
Machinery and equipment	$7,644	$6,900
Furniture and fixtures	861	922
Leasehold improvements	905	668
Demonstration units	2,760	2,526
Computers and software	3,195	2,731

	15,365	13,747
Less accumulated depreciation and amortization	(11,746)	(9,925)

	$3,619	$3,822

6)	Accrued Expenses

	September 30, 2007	December 31, 2006
	(in thousands)
Wages, vacation and related payroll taxes	$4,068	$4,868
Professional fees	812	705
Warranty reserve	2,205	2,525
Commissions	936	767
Other	1,276	1,129

	$9,297	$9,994

7)	Concentrations of Risk

The following table sets forth the number of customers that made up more than 10% of consolidated or segmented accounts receivable.

On a consolidated basis, the Company had one customer who accounted for more than 10% of consolidated accounts receivable.

	September 30, 2007	December 31, 2006
Consolidated	1	1
Satellite electronics and broadcast equipment	1	3
Microsatellites	2	—
Amplifiers	2	2

The following table sets forth the number of customers that made up more than 10% of consolidated or segmented sales.

On a consolidated basis, the Company had one customer who accounted for more than 10% of consolidated revenue. The Satellite Electronics and Broadcast Equipment and Amplifier segments recognized $13.7 million in revenue from this customer.

	September 30, 2007	September 30, 2006
Consolidated	1	—
Satellite electronics and broadcast equipment	1	—
Microsatellites	2	—
Amplifiers	1	2

8)	Segment Reporting

The Company’s is organized into three operating segments: 1) Satellite Electronics and Broadcast Equipment, represented by Radyne and Tiernan product brands; 2) Amplifiers, represented by Xicom products; and 3) Microsatellites, represented by AeroAstro products. Each segment is organized and managed separately for the purposes of making key decisions such as sales/marketing, product development and capital allocation. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available about these three segments. The chief operating decision maker for the Company is the CEO. Below are the results of operations for the Company’s three operating segments. For further discussion of these results, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this Quarterly Report on Form 10-Q.

Three-Months ended September 30, 2006 (in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Microsatellites	Corporate	Total
Net sales	$16,503	$15,570	$—	$—	$32,073
Operating income (expense)	6,632	1,541	—	(4,388)	3,785

Depreciation and amortization	$266	$654	$—	$—	$920

Three-Months ended September 30, 2007 (in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Microsatellites	Corporate	Total
Net sales	$15,668	$20,394	$2,312	$—	$38,374
Operating income (expense)	2,925	3,544	$(109)	(1,629)	4,731

Depreciation and amortization	$244	$642	$112	$—	$998

Nine-Months ended September 30, 2006 (in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Microsatellites	Corporate	Total
Net sales	$51,295	$46,604	$—	$—	$97,899
Operating income (expense)	19,616	4,694	—	(12,262)	12,048

Depreciation and amortization	$791	$1,897	$—	$—	$2,688

Total assets	$54,942	$61,017	$—	$—	$115,959

Nine-Months ended September 30, 2007 (in thousands)

	Satellite electronics and broadcast equipment	Amplifiers	Microsatellites	Corporate	Total
Net sales	$46,766	$53,262	$2,312	$—	$102,340
Operating income (expense)	9,049	7,265	(109)	(5,039)	11,166

Depreciation and amortization	$773	$1,902	$112	$—	$2,787

Total assets	46,678	64,247	23,670	—	134,595

The Company’s sales in principal foreign and domestic markets as a percentage of total sales for the nine-months ended September 30, 2007 and 2006 follow:

	Nine-Months ended September 30,
Region	2007	2006
Asia	16%	18%
Africa/Middle East	3%	6%
Europe	13%	17%
Americas	2%	1%

Total Foreign Sales	34%	42%
Domestic	66%	58%

	100%	100%

Besides the United States, the Company did not have an individual country that accounted for 10% of consolidated sales for the nine-month periods ended September 30, 2007 and 2006. Besides the United States, the Amplifier segment did not have a country that represented more than 10% of the segmented sales during the nine-month period ended September 30, 2007 and none in 2006. Besides the United States, the Satellite Electronics and Broadcast Equipment segment had one country, India, which accounted for more than 10% of sales during the nine-month periods ended September 30, 2007 and 2006. Besides the United States, the Microsatellite segment did not have a country that represented more than 10% of the segmented sales during the two-month period ended September 30, 2007. All of the Company’s foreign sale exports are from the Company’s United States manufacturing facilities.

9)	Financial Arrangements

During the quarter, the Company entered into a new credit arrangement with a syndicate of banks to replace its existing line of credit. The new arrangement provides up to $60.0 million. The amount of credit available to us under the credit agreement at September 30, 2007 was approximately $59.8 million. The Company paid approximately $140,000 representing a facility fee and bank costs for a four-year commitment on the arrangement, whether or not any amounts actually are drawn on the line of credit. The credit agreement expires on August 31, 2011 and limits transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. The Company was in compliance with all covenants at September 30, 2007. The overall credit agreement specifies interest rates between LIBOR plus 100 - 175 basis points based on certain financial measurements or prime rate minus 50 basis points depending on terms and other conditions.

10)	Foreign Currency Translation

Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses British Pounds as its functional currency. The Company translates assets and liabilities to U.S. dollars at the reporting period-end exchange rate, and the resulting gains and losses arising from the translation of net assets are recorded as other comprehensive income in equity on the Condensed Consolidated Balance Sheet. Elements of the consolidated statements of operations are translated at average exchange rates in effect during the period and foreign currency transaction gains and losses are included in interest and other income in the Condensed Consolidated Statements of Operations.

11)	Intangibles

The presentation of Intangible assets and the related amortization of these intangibles for the nine-month period ended September 30, 2007 is as follows:

			December 31, 2006		September 30, 2007
	Amortization period - years	Cost	Accumulated amortization	Net	Additions	Amortization expense	Net
		(in thousands)
Intangible assets subject to amortization:
Core Technologies	10	$4,920	$779	$4,141	$—	$369	$3,772
Customer Relationships	4	2,040	808	1,232	—	382	850
Covenant not-to compete	3	410	216	194	—	103	91
Developed Technologies *	10	3,300	n/a	n/a	3,300	55	3,245
Contracts *	5	500	n/a	n/a	500	17	483
Customer Relationships *	5	300	n/a	n/a	300	10	290
Beneficial Lease *	4.6	341	n/a	n/a	341	12	329
Covenant not-to compete *	3	70	n/a	n/a	70	4	66
Backlog *	3	9	n/a	n/a	9	—	9

Total		$11,890	$1,803	$5,567	$4,520	$952	$9,135

*	Denotes Intangible assets recorded during the third quarter as part of the AeroAstro acquisition. These intangible assets are preliminary determinations made on preliminary assignments of purchase price.

Amortization expense for the nine-months ended September 30, 2007 and 2006 was $952,000 and $855,000, respectively. Amortization expense for 2007 is projected to be $1.4 million, 2008 - $1.6 million, 2009 - $1.3 million, 2010 - $1.1 million and 2011 - $1.1 million.

The following table illustrates the preliminary additional goodwill acquired during the purchase of AeroAstro.

Goodwill	Amount
(in thousands)
Balance as of December 30, 2006	$29,950
Additions	15,226

Balance as of September 30, 2007	$45,176

Goodwill (non-tax deductible), created in acquisitions, increased over the nine-months ended September 30, 2007 due to the preliminary transaction costs associated with the acquisition of AeroAstro.

12)	Warranty Costs

The following table summarizes the activity related to the Company’s year-to-date warranty liability as of September 30, 2007:

Warranty Costs	(in thousands)
Balance at beginning of period, December 31, 2006	2,525
Provision	1,952
Payments	2,272

Balance at end of Period, September 30, 2007	2,205

13)	Business Combination

On August 1, 2007 the Company completed its acquisition of AeroAstro, Inc.. AeroAstro is a leader in innovative microsatellite systems, components, and advanced communications technologies. AeroAstro was the prime contractor for STPSat-1 responsible for spacecraft design and fabrication, integration of all experiments, space vehicle testing, launch integration support, launch and early orbit operations support, and post-launch mission operations support. In addition to spacecraft equipment, AeroAstro developed and operates the Sensor Enabled Notification System (SENS), which provides cost effective satellite-based low data rate communications and asset tracking throughout the United States, North America, Europe, Australia, the Middle East, Asia, and South America. SENS customers include government entities requiring reliable low data rate communications and businesses seeking to monitor vital assets. AeroAstro employs approximately 70 people and has principal offices in Ashburn, Virginia; and Littleton, Colorado.

AeroAstro expands the Company’s ability to sell its products and technologies to restricted markets. AeroAstro’s current and expected customer base is similar to that of the Company and their approach of selling components and subsystems to those customers is consistent with the Company’s approach with allied satellite ground station products.

The following table summarizes the preliminary consideration and related expenses associated with the Company’s acquisition of AeroAstro, Inc. during the third quarter of 2007:

Description	Amount
(in thousands)
Cash	$17,193
Assumption of debt, net of cash acquired	354
Stock (81,699 shares x $10.98)	897

Total Purchase Price	$18,444

Stock Options Exchanged	$968
Transactional Costs	234

Total Costs Associated with Transaction	$19,646

The Company paid approximately $17.2 million in cash, net of cash received, $897,000 in shares (81,699 shares valued at $10.98 per share based on average share price for the two days prior through the two days after the acquisition agreement) and assumed $354,000 in debt for 100% of the common stock of AeroAstro, Inc. For more information concerning intangible assets and other balance sheet items refer to Footnote 8) Segment Reporting and Footnote 11) Intangibles, above. The Company engaged a third party valuation consultant who assisted management in the preliminary evaluation process of the AeroAstro acquisition.

The following table presents a preliminary purchase price allocation for AeroAstro. The consideration paid in excess of AeroAstro net assets is reflected as a preliminary estimate of goodwill.

Description	Amount
(in thousands)
Current assets, net of cash acquired	$2,807
Property and equipment	203
Deposits	55
Intangibles	4,520
Current liabilities	(2,473)
Capital lease obligation	(247)
Deferred revenue	(445)

Excess of purchase price - Goodwill	$15,226

The unaudited pro forma financial information is presented below as if the acquisition of AeroAstro occurred at the beginning of fiscal 2007. The unaudited pro forma information presented below does not purport to present what the actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2007, nor is the information indicative of future results.

Description		Three-Months ended	Nine-Months ended
		September 30, 2007
		(in thousands, except per share data)
Net sales	As reported	$38,374	$102,340
	Pro forma	$39,136	$109,728
Operating income	As reported	4,731	11,166
	Pro forma	3,418	9,702
Net earnings	As reported	3,586	8,152
	Pro forma	2,556	6,900
Diluted earnings per share	As reported	$0.19	$0.43
	Pro forma	$0.13	$0.36

Combined results for Radyne and AeroAstro are adjusted for the following in order to create the unaudited pro forma results in the table above:

•	$50,000 and $350,000 of additional amortization expense related to identifiable intangible assets acquired for the three- and nine-month periods ended September 30, 2007
•	$12,000 and $70,000 of additional stock compensation expense related to the fair value of stock options exchanged in the acquisition for the three- and nine-month periods ended September 30, 2007
•	$69,000 and $481,000 of reduced interest income which was earned on the cash paid in the acquisition during the three- and nine-month periods ended September 30, 2007

The above items have the effect of reducing combined pre-tax income by $131,000 and $901,000 for the three- and nine-months ended September 30, 2007, or $93,000 and $595,000 after-tax income for the corresponding periods.

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

Overview

The Company designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The Company, through its Tiernan subsidiary, is a supplier of HDTV and SDTV encoding and transmission equipment. The Company’s Xicom subsidiary is a producer of high power amplifiers for communications applications. The Company’s AeroAstro subsidiary is a producer of Microsatellites. The Company has three segments: 1) Satellite Electronics and Broadcast Equipment; represented by the Radyne and Tiernan brands; 2) Amplifiers; represented by Xicom products; and 3) Microsatellites; represented by the AeroAstro brand. The Company is headquartered Phoenix, Arizona, and has sales and manufacturing facilities in Phoenix, Arizona; San Diego and Santa Clara, California; and Ashburn, Virginia. The Company has sales or service centers located in Littleton, Colorado; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom. The Company employs 409 people throughout the USA, Europe and Asia. The Company serves customers in over 90 countries; including customers in the television broadcast industry, international telecommunications companies, internet service providers, private communications networks, network and cable television, and the United States government.

On August 1, 2007, the Company completed its acquisition of AeroAstro, Inc. AeroAstro is a leader in innovative microsatellite systems, components, and advanced communications technologies. In addition to spacecraft equipment, AeroAstro developed and operates the Sensor Enabled Notification System (SENS), which provides cost effective satellite-based low data rate communications and asset tracking throughout the United States, North America, Europe, Australia, the Middle East, Asia, and South America. SENS customers include government entities requiring reliable low data rate communications and businesses seeking to monitor vital assets. AeroAstro employs approximately 70 people and has principal offices in Ashburn, Virginia; and Littleton, Colorado. With the Company’s acquisition of AeroAstro, Inc. on August 1, 2007, the Company’s financial results for the three- and nine-month periods ending September 30, 2007 include financial results for AeroAstro for the two-months ended September 30, 2007.

Consistent with the Company’s previously stated strategy for successful acquisitions, AeroAstro is expected to provide accretive profits per share, has a strong management team in place and is well positioned to benefit from strong market growth. AeroAstro’s current and expected customer base is similar to that of the Company and their approach of selling components and subsystems to those customers is consistent with the Company’s approach with allied satellite ground station products. Finally, AeroAstro expands the Company’s ability to sell its products and technologies to restricted markets.

The following are some of the highlights and recent developments for the three-months ended September 30, 2007:

•	For the quarter, the Company reported record sales of $38.4 million

•	Earnings for the quarter were $0.19 per diluted share

•	The Company completed the acquisition of AeroAstro, Inc

Additional information on these and other operating results is described in detail below.

Results of Operations

Sales. Net sales generally consist of sales of products, net of returns and allowances.

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Sales	$38,374	$32,073	$6,301	20%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Sales	$102,340	$97,899	$4,441	5%

Net sales during the recently completed quarter and nine-month period increased when compared to the equivalent periods of 2006. Increases in amplifier sales ($4.8 million in the quarter and $6.7 million in the nine-months to date) and the addition of AeroAstro ($2.3 million for the two-months ending September 30, 2007) were offset by decreases in sales in the Satellite Electronics and Broadcast Equipments segment ($835,000 in the quarter and $4.5 million in the nine-months to date) (all before eliminations). Growth of Xicom amplifiers resulted from market acceptance of new millimeter-wave (Ka- and Q-band) amplifiers while the Satellite Electronics and Broadcast Equipment segment experienced declines in sales in conventional single channel (SCPC) modems. The declines in modem sales reflect general market trends towards newer shared bandwidth alternatives.

During the third quarter, the Company introduced its new Skywiretm line of shared bandwidth modems. Earlier this year, the Company reorganized its Broadcast Equipment sales force to place greater emphasis on international sales. In addition, the Company announced changes to management in the Satellite Electronics business to place greater emphasis on being responsive to customer needs. As a result, we expect to offset some of the decline in SCPC satellite product sales with new sales in shared bandwidth products and broadcast equipment during the remainder of 2007 with continued growth expected in 2008.

Based on current backlog and bookings coupled with typical historic patterns, management anticipates that sales will experience a seasonal increase during the fourth quarter. Nonetheless, future sales growth in the Satellite Electronics and Broadcast Equipment segment is dependent on the Company’s ongoing ability to develop and sell new products such as Skywiretm and its ability to yield improved performance from recently expanded sales activities described above. Although the Company’s Amplifier segment continues to experience strong market acceptance, competitor reaction to these successes may blunt further sales increases. As a result of these factors taken together and the addition of AeroAstro, the Company believes that there will be a sequential increase in sales for last quarter of 2007. However, there can be no assurance that this increase will materialize.

Cost of Sales, Gross Profit and Gross Margin. Cost of sales generally consists of component costs, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, and quality assurance, depreciation of equipment, and indirect manufacturing costs. In addition, the expense related to adjusting the value of excess or obsolete inventory to reflect current market values (when lower than original cost) is included in cost of sales. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following table summarizes the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Cost of Sales	$23,177	$17,865	$5,312	30%
Gross Profit	$15,197	$14,208	$989	7%
Gross Margin %	40%	44%	-4%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Cost of Sales	$61,215	$56,372	$4,843	9%
Gross Profit	$41,125	$41,527	($402)	-1%
Gross Margin %	40%	42%	-2%

The decreased consolidated gross margin for the three- and nine-months periods of 2007 compared with those of 2006 is the result of an increase in the proportion of sales of the Amplifier segment coupled with declines in gross margins in the Satellite Electronics and Broadcast Equipment segment. Although Amplifier segment margins have continued to increase during the recent quarter, Amplifier segment margins are lower than the Satellite Electronics and Broadcast Equipment segment margins. Amplifier margins have increased due to increased sales of high-margin solid-state amplifiers, improvements in product reliability leading to reduced warranty expenses and improvements in manufacturing productivity. In addition, the recently acquired Microsatellite segment (AeroAstro) has gross margins that are dilutive to the Company average.

Management believes that gross margins in the Satellite Electronics and Broadcast Equipment segment will remain at historic levels. However, continued strength of Amplifier segment sales may have the effect of further eroding consolidated margins while competitor response in the Amplifier business may preclude any further improvement in Amplifier segment margins.

Selling, General and Administrative (“SG&A”). Sales and marketing expenses consist primarily of salaries, commissions for marketing and support personnel, and travel. Executives and administrative expenses consist primarily of salaries and other personnel-related expenses of our executive, finance, human resources, information systems, and other administrative personnel, as well as facilities, professional fees, benefits, liability and D&O insurance premiums, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Selling, general & administrative	$7,393	$7,543	($150)	-2%
Percentage of sales	19%	24%	-5%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Selling, general & administrative	$21,017	$21,259	($242)	-1%
Percentage of sales	21%	22%	-1%

During the three- and nine-month periods ended September 30, 2007, SG&A declined compared to the prior year’s equivalent periods. For the three- and nine-month periods declines in executive compensation resulting from recruiting and transitioning a new CEO in 2006 ($1.5 million) and declines in management incentive accruals and commissions ($576,000) were offset by costs associated with recruiting and hiring additional sales representatives ($682,000), the addition of AeroAstro ($809,000) and other SG&A ($322,000).

For the remainder of 2007, management believes SG&A expenditures will be flat and continue at rates equivalent to the first nine- months of the year adjusted for the addition of AeroAstro.

Research and Development (“R&D”). R&D expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our R&D expenses for the periods indicated:

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Research and development	$3,073	$2,880	$193	7%
Percentage of sales	8%	9%	-1%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Research and development	$8,942	$8,220	$722	9%
Percentage of sales	9%	8%	1%

Increases in R&D expense for the three- and nine-month periods of 2007 occurred evenly between the Satellite Electronics and Broadcast Equipment segment and the Amplifier segment. The added R&D expense in Satellite Electronics and Broadcast Equipment segment stemmed from the continued development of new products including Skywiretm described above. In the Amplifier segment, the increased R&D expense occurred from personnel expense related to four new engineers, utilized to perform research activities on several new products at the segment. The increased expenditures were in line with planned goals and budgeted forecasts aimed at expanding the segment product lines and, ultimately, both sales and margins. The Company will continue to invest in new product development and upgrades to existing products to accomplish its strategic goals. We expect that R&D expense, as a percentage of sales, should continue at the historic rates.

Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which the Company does business.

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Income taxes	$1,455	$1,325	$130	10%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Income taxes	$4,197	$4,487	($290)	-6%

Because of the factors described above, during the third quarter earnings before taxes increased, which had the effect of increasing income taxes for the quarter. The Company’s effective tax rate decreased from 32.5% to 28.9% for the third quarter of 2006 and 2007, respectively. The decrease resulted from the tax effects of a decline in our forecasted equity compensation expense and the reapportionment of state income taxes resulting from the acquisition of AeroAstro.

For the first nine-months of 2007 compared to the equivalent period of 2006, the Company’s effective tax rate declined from 35.1% to 34.0% as a result of the equity compensation and state apportionment factors described above. The decline in the effective tax rate coupled with a decrease in earnings before taxes during the first nine-months of 2007 compared to 2006 resulted in a decrease in income tax expense.

Management believes that, assuming the Company achieves current forecasts, the current nine-months to date effective tax rate is indicative of the tax rate for the remainder of the year.

Net Earnings. Net earnings is the result of reducing gross profit by SG&A expenses and R&D expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the fully diluted share of common stock for the periods indicated:

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Net earnings	$3,586	$2,754	$832	30%
Diluted EPS	$0.19	$0.15	$0.04	27%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Net earnings	$8,152	$8,303	($151)	-2%
Diluted EPS	$0.43	$0.44	($0.01)	-2%

Net earnings increased when comparing the current year’s third quarter net earnings to the same period of 2006. This increase is due to the increase in sales and other factors described above. For the first nine-months of 2007 compared to the equivalent period of 2006, net earnings declined as result primarily of declining gross margins offset by declining effective tax rates and other factors described above.

Profitability in the coming quarters and the remainder of the year will continue to be below historic rates because of decreases in gross margins (see above) resulting from an increased proportion of sales in the Company’s Amplifier segment along and the addition of AeroAstro.

Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. The Company charges cancellation fees for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to the Company. The following table summarizes the year-over-year comparison of bookings (orders taken) and backlog (orders scheduled for shipping in future periods) for the periods presented below:

	Three-Months ended September 30, (in thousands)
	2007	2006	Change	%
Bookings	$32,994	$32,081	$913	3%
Ending Backlog	$40,160	$33,215	$6,945	21%

	Nine-Months ended September 30, (in thousands)
	2007	2006	Change	%
Bookings	$109,298	$98,867	$10,431	11%
Ending Backlog	$40,160	$33,215	$6,945	21%

For the third quarter, consolidated bookings increased due to the addition of AeroAstro ($2.8 million) which was offset by declines in bookings for the Satellite Electronics and Broadcast Equipment segment ($1.1 million) and for the Amplifier segment ($288,000) (all before eliminations).

Over the nine-month period, the increase in bookings was due to increases in orders in the Amplifier segment ($13.0 million before eliminations) offset by a decrease in bookings in the Company’s Satellite Electronics and Broadcast Equipment segment ($5.4 million before eliminations). Preliminary indications suggest that bookings in the Amplifier segment will remain strong. This, coupled with expected new contracts for AeroAstro (Microsatellite segment), cause management to believe that consolidated bookings will continue to increase through the next quarter.

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $19.9 million at September 30, 2007 compared to $27.5 million at December 31, 2006. This decrease resulted from the acquisition of AeroAstro, Inc. The Company used $17.2 million of cash, net of cash received, in partial payment for the outstanding shares of AeroAstro and retired $354,000 of AeroAstro’s debt.

Operating Activities:

Net cash provided by operating activities for the first nine-months of 2007 was $9.5 million as compared to $5.9 million for the first nine-months of 2006. Net cash provided by operating activities primarily resulted from net earnings of $8.2 million compared with $8.3 million for the same period of 2006. Cash from changes in accounts receivable increased by $5.1 million in the first nine-months of 2007, while in the same period of 2006, cash decreased by $2.1 million. Changes in Accrued Expenses decreased cash by $1.9 million for the first nine-months of 2007, while in the same period of 2006, changes in Accrued Expenses decreased cash by $206,000. For 2007 to date, changes in Inventory levels used $3.6 million in cash compared to $3.2 million for the equivalent period in 2006. We expect that the Company’s businesses will continue to generate cash from operations but there is no assurance that will continue to be the case.

Investing Activities:

Net cash used in investing activities for the first nine-months of 2007 was $19.1 million as compared to $1.4 million for the first nine-months of 2006. The majority of the increase in cash used by investing activities is due to the acquisition of AeroAstro. The acquisition used $17.8 million, net of cash acquired. Capital expenditures utilized $1.5 million of cash in the first nine-months of 2007, compared with $1.6 million in the same period of 2006. Management believes that capital expenditures will be similar to rates of depreciation for the foreseeable future.

Financing Activities:

Net cash provided by financing activities was $1.9 million for the first nine-months of 2007, which consisted primarily of $1.0 million of employee stock option exercises and the sale of common stock to employees, $595,000. During the same period of 2006, financing activities resulted in $7.3 million of which there was $6.2 million in employee stock option exercises and $610,000 of net sales of common stock to employees. The Company currently does not have any debt outstanding and management will continue to evaluate the Company’s financing needs throughout future quarters.

Liquidity Analysis

During the quarter, the Company entered into a new credit arrangement with a syndicate of banks to replace its existing line of credit. The new arrangement provides up to $60.0 million. The amount of credit available to us under the credit agreement at September 30, 2007 was approximately $59.8 million. The Company paid approximately $140,000 representing a facility fee and bank costs for a four-year commitment on the arrangement, whether or not any amounts actually are drawn on the line of credit. The credit agreement expires on August 31, 2011 and limits transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. To be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. The Company was in compliance with all covenants at September 30, 2007. The overall credit agreement specifies interest rates between LIBOR plus 100 - 175 basis points based on certain financial measurements or prime rate minus 50 basis points depending on terms and other conditions.

As noted above, the Company used approximately half of its current cash reserves to acquire AeroAstro, Inc. Management believes that the remaining cash balances, future profits, and available credit facility will provide sufficient capital for us to carry on our operations for the foreseeable future. However, there can be no assurance that the Company will remain profitable, continue to generate additional cash or that there will be sufficient funds available if unforeseen events occur.

Contractual Obligations

As of September 30, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Part II, Item 7, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under the caption “Contractual Obligations and Commitments,” other than the new credit facility described above.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates

The Company has chosen accounting policies appropriate to report accurately and fairly the operating results and financial position of the Company, and applies those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company considers policies on accounting for revenue recognition, stock compensation, valuation of receivables, valuation and impairment of intangible assets, warranty liability, valuation of inventory, and accounting for income taxes to be the most critical factors in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as to which the Company claims the protection of the safe harbors for such statements created under the Securities Act and the Exchange Act. These forward-looking statements are often identified by words such as “estimate,” “predict,” “project,” “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “require,” “intend,” “assume,” and similar words or expressions and do not reflect historical facts.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, factors that could affect our results and cause them to materially differ from those contained in the forward-looking statements include, but are not limited to:

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We do not intend to publicly update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q or in any document incorporated herein by reference to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, and the Company specifically disclaims any obligation to do so.

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

As of September 30, 2007, a change in interest rates of 10% over a year’s period would not have a material impact on our earnings. The Company did not have any outstanding debt as of September 30, 2007.

Foreign exchange rate risk has not been material. If the exchange rate risk does become material, the Company plans to use forward pricing contracts to mitigate those risks.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Commission and that such information is accumulated and communicated to its management as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On August 1, 2007, the Company acquired AeroAstro, Inc. Certain disclosure controls and procedures within AeroAstro may need to be modified to maintain effectiveness. Management will evaluate each modification as integration of AeroAstro into Radyne’s operations continues.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.

There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2007 that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting{check to see if updates needed to AS-5}.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2007, and if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

As previously disclosed, in April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation Case No. 2:06cv01132) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of the Company’s radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. The Company submitted its answer to the complaint on May 30, 2006. A special master, assigned by the court, issued a report and recommendation on patent claim construction to the court (i.e., on the scope of the patent claims), and recommended that the patent claims asserted against the Company’s down-converter products be found invalid, because the claims were too defective to be construed. The court has not yet made a determination as to whether it will adopt the recommendation of the special master. The Company believes all of Comtech EF Data Corp.’s claims are without merit and that it has substantial factual and legal defenses to the claims. The Company intends to defend itself vigorously in this lawsuit. However, there is no assurance that the Company will ultimately prevail in this proceeding. There have been no further developments during the quarter ended September 30, 2007 regarding this complaint.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

“As previously disclosed, on August 1, 2007, the Company completed its acquisition of AeroAstro, Inc. by merging a wholly-owned subsidiary of the Company with and into AeroAstro, with AeroAstro surviving as a subsidiary of the Company. The Company issued 81,699 shares of its common stock to Dr. Rick Fleeter, former principal stockholder and chief executive officer and president of AeroAstro, as part of the merger consideration, in reliance on the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”) set forth in Section 4(2) of the Securities Act.”

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
Malcolm C. Persen,
Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1(1)	Agreement and Plan of Merger dated July 5, 2007, by and among Radyne Corporation, AeroAstro Acquisition Inc., AeroAstro, Inc., the Principal AeroAstro Shareholders, and Dr. Rick Fleeter, in his capacity as the Shareholders’ Representative

3.1(2)	Restated Certificate of Incorporation

3.2(3)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(4)	Amended and Restated Bylaws of Radyne Corporation

10.1(5)	Credit Agreement dated as of August 31, 2007, by and among Radyne Corporation, Citibank, N.A., as administrative agent, and the certain lenders named therein

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS(6)**	XBRL Instance Document

100.SCH(6)**	XBRL Taxonomy Extension Schema Document

100.CAL(6)**	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB(6)**	XBRL Taxonomy Extension Label Linkbase Document

100.PRE(6)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith
1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2007.
2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12G, filed on July 13, 2000.
3)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 16, 2006.
4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 24, 2006.
5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 6, 2007.
6)	Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, (ii) the Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2007 and 2006 and (iii) the Condensed Consolidated Statements of Cash Flows for the three-months ended September 30, 2007 and 2006. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 100, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.