Form 10-K
period 2007-12-31
RADYNE CORP
filed 2008-03-17
CIK 718573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $135 million computed by reference to the closing price of the stock on the NASDAQ Stock Market on June 29, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, that were outstanding as of the close of business on February 29, 2008 was 18,799,137.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Radyne Corporation’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

RADYNE CORPORATION - 2007 FORM 10 - K

PART I

Item 1.	Business

Development of Business

History of Business

Radyne Corporation (“Radyne,” “we,” “us,” “our” or “ourselves”), was originally formed in 1980, as a corporation under the laws of the state of New York. In 1995, a new management team moved us to Arizona. We reincorporated in Delaware in July 2000. We have completed the following acquisitions of complementary business lines: ComStream Corp of San Diego, CA in 1998, Armer Communications of Chandler, AZ in 2000, the assets of Tiernan Communications of San Diego, CA in 2001, Xicom Technology, Inc. of Santa Clara, CA in May 2005 and AeroAstro, Inc. of Ashburn, VA in August 2007.

Current Business

Radyne Corporation designs, manufactures and sells products and systems used for the operation of satellite, troposcatter, microwave and cable communication networks. Our customers use our products for applications for telephone (landline and mobile), data, video and audio broadcast communication, national and homeland defense, private and corporate data networks, Internet applications and digital television for cable and network broadcast.

We sell under four brands:

•	Radyne builds satellite modems, converters and switches,
•	Xicom Technology produces high power amplifiers,
•	AeroAstro designs and constructs microsatellite systems, components and advanced communication technologies,
•	Tiernan supplies HDTV and SDTV encoding and transmission equipment.

Our headquarters is in Phoenix, Arizona and we have sales and manufacturing facilities in Phoenix, Arizona; San Diego and Santa Clara, California; and Ashburn, Virginia. Our principal sales or service centers are in Littleton, Colorado; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom. We serve customers in over 120 countries; including customers in the television broadcast industry, international telecommunications companies, Internet service providers, private communication networks, network and cable television and the United States government.

Our products are used worldwide, including the following:

➢	Satellite modems, high power Ka band amplifiers and HD encoders for expanded direct to home (DTH) distribution of HDTV from satellite.

➢	HDTV encoders and decoders for major American television networks for use during their coverage of the 2008 Olympics in China and the National Basketball Association.

➢	Microsatellite buses used for missions sponsored by the U.S. Department of Defense and NASA.

➢	Satellite backhaul systems for Global Systems for Mobile Communications (GSM) mobile phone providers in India and China.

➢	Sensor Enabled Notification System (SENS) satellite tracking systems for global asset tracking and remote monitoring for transportation companies and oil exploration and production enterprises.

➢	Tri-band satellite amplifiers for a major U.S. satellite communications integrator for use in a mobile satellite program for the U.S. military.

➢	DMD20 satellite modem, frequency converters and redundancy switches for a large expansion project by leading telecom providers in the Asia Pacific region.

➢	Major expansion of U.S. government satellite monitoring network.

➢	Solid-State Block Upconverters for major U.S. satellite communication integrators.

➢	Satellite modems and high power amplifiers used as the backbone for major U.S. Department of Defense and Homeland Security communications systems.

Financial Information about Segments

Following the acquisition of AeroAstro on August 1, 2007, we organized our business into three reporting segments: 1) Satellite Electronics, represented by our Radyne & Tiernan product brands; 2) Amplifiers, represented by our Xicom products; and 3) Microsatellites, represented by our AeroAstro products. Financial information about our segments is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Industry Overview

Satellite technology is a key element in the worldwide infrastructure of communications and defense systems. Satellites enable communications service where there is no suitable alternative available (such as fiber-optic cables and microwave networks) or to supplement existing inadequate service. Unlike the cost of land-based networks, such as microwave and fiber cable, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Satellite networks allow for rapid installation, upgrades and allows for reconfigurations more quickly than land-based networks, which require rights-of-way and are generally more expensive and time consuming to install and upgrade than satellite networks.

Satellite communication systems consist of two key sectors: satellites (the “space sector”); and ground-based transmission/reception systems (the “ground sector”). The space sector consists of a single satellite or a constellation of satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. These satellites typically contain multiple transponders, each of which is capable of simultaneously receiving and transmitting one or more signals to or from multiple users. The satellite ground sector consists principally of one or more earth stations. An earth station is an integrated system consisting of antennae, radio signal transmitting and receiving equipment, amplifiers, satellite modems, frequency converters, redundancy switches and voice, data and/or video network interface equipment. Earth stations provide a communications link from the content originator (such as a broadcast studio or Internet service provider) to the end user either directly or through land-based networks.

Although we derive the majority of our revenue from the ground sector, the addition of AeroAstro signifies that we now obtain revenue from the space sector. Satellites in the space sector range in size up to 12,000 kilograms. However, the market for faster, smaller and more inexpensive microsatellites (less than 200 kilograms) is emerging as customers seek to enhance their abilities to launch mission specific inexpensive systems for imaging, communications, replenishment, repair and enhancement of existing space assets.

To shorten development time and minimize costs, microsatellite development has focused on designing and building space hardware that provides the bulk of the functionality of more expensive “large system” legacy componentry but at a fraction of the cost. Satellite builders employ components such as star trackers and sun sensors (used for navigation), miniature digital radios and spectrum analyzers in their microsatellites or other spacecraft.

Microsatellites are more inexpensive to build and deploy. The U.S. Air Force utilizes available capacity in existing launch missions to place small satellites into space at little incremental cost.

The ground sector consists of multiple applications in which we operate. The three principal categories of satellite communication applications are fixed satellite services, mobile satellite services and direct broadcast services.

➢         Fixed Satellite. Fixed satellite services provide point-to-point and point-to-multipoint satellite communication of voice, data and video between or among fixed ground-based earth stations. The introduction of high-power satellites has created new opportunities within the fixed satellite services sector by enabling the use of smaller, less costly earth stations for applications such as corporate data networks, Internet access and rural telephony.

➢         Mobile Satellite. Mobile satellite services operate between fixed earth stations and mobile earth stations, or terminals. These services provide mobile voice and data transmission capability on land, sea and air. Newly developed mobile satellite services bring coverage that is more extensive and reliable for mobile telephone and data services to underserved populations throughout the world. Further, there is increased demand for “live” origination of broadcast television programming, such as live coverage of news, sports or cultural events that employ mobile satellite services for transmission from the venue to television studios.

The U.S. Department of Defense (DOD) has also increased its interest in supporting mobile military units that are deployable at short notice in a variety of geographic locations around the world. To support communications over a variety of locations and available communication networks, the DOD relies on mobile satellite ground stations that are flexible enough to operate across multiple satellite frequencies under challenging local conditions.

➢         Direct Broadcast. Direct broadcast services provide a direct transmission link from high-power satellites to customers over a wide geographic area. This includes direct-to-home television and radio services, distribution of television and radio programming to local affiliates direct broadcast data services and Internet access.

Industry Growth and Market Opportunity

We believe that demand for satellite system ground-based equipment has been and will continue to increase due to a number of factors, including:

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

Deregulation and Privatization. Many developing countries that had previously not committed significant resources to, or placed a high priority on, developing and upgrading their communications systems are now doing so, primarily through deregulation and privatization. A significant number of these countries lack the resources, or have large geographic areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite communications services systems to meet the growing demand for communications services in these countries.

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

Technological Advances. Technological advances continue to increase the capacity of a single satellite and reduce the overall cost of a system and the service it delivers. This increases the number of potential end-users for the services and expands the available market. We believe that recent technological developments, such as complex bandwidth efficient modulation schemes, turbo error correcting codes, bandwidth on demand, digital television compression technology and signal processing methods will continue to stimulate the demand for the use of satellite communication services.

Government and Military. Satellites allow the military to have instant secure communications when rapidly deploying around the world and further support the infrastructure necessary for military tactical deployments. The U.S. government provides a significant market opportunity for satellite equipment manufacturers as government policies encourage the use of commercial “off-the-shelf” components whenever feasible. This provides us with the opportunity to configure our standard products for a sizable customer that is likely to provide consistent business.

Because of current concerns with international terrorism, the militaries of many countries have increased requirements for communications as their forces deploy around the world. The U.S. government’s needs, such as maintaining communications with embassies and the U.S. military’s worldwide command and control requirements, continues to drive more demand for satellite communications.

U.S. military requirements in space continue to grow as international interest in space-based imaging and military control systems grows. Specific new and emerging areas of interest include operationally responsive space systems that can be adapted to specific missions at short notice and space situational awareness spacecraft that are designed to respond to other space hardware that is already in service.

Remote Asset Tracking and Monitoring. Increased interest on the part of businesses in just-in-time and other supply chain improvements requires improved and timelier data on the status of shipments and assets. Typically, this is achieved through GSM mobile phone or Radio Frequency Identification (RFID) technology. However, these approaches are not effective in remote areas such as the middle of the ocean or undeveloped portions of the world. Further, many companies, such as petroleum production firms, install and maintain assets in remote parts of the world that are distant from existing communication infrastructure. This results in increased opportunities to develop and install low cost satellite based systems that can provide timely information on location or asset status.

Television Video Distribution. Compressed HDTV digital video is a technology that has the potential to provide significant new market growth. The development of digital compression technology preserves the quality of TV signals and allows the transmission of television signals via satellite, point-to-point or fiber, in a smaller bandwidth than is currently possible through alternative technologies, the most prevalent of which is over-the-air analog signals, which use much larger frequency spectrums than digital systems require. This advance in communications technology is enabling a wider application of satellite solutions for television and video broadcast services. The increased compression allows broadcasters to increase their channel offerings within a smaller, allocated spectrum. New HDTV content provides opportunities for additional network and local programming choices along with related revenue opportunities. Satellites provide television broadcasters with an efficient and economical method to distribute their programming to cable service providers and direct broadcast satellite operators. Direct broadcast services, in turn, use satellites to distribute digital television programming. Compressed video encoding and decoding make satellites available for less demanding video transmissions, including business teleconferencing, private business networks and telemedicine. The economics of compressed video allow the use of satellite transmission for long-distance teaching applications. Digital cinema distribution is a viable alternative to the physical distribution of feature length films and special media events.

Radio Broadcasts. Satellites are an ideal transmission medium for broadcast services, as a single satellite has the ability to communicate with ground locations spread across up to one-third of the surface of the earth. Radio network operators, financial news providers, merchandise retailers and others use satellite systems to provide financial data and other audio transmissions for a variety of applications, such as local radio programming, news wire services and supermarket in-store radio. In addition, direct radio broadcasters use satellites to broadcast multiple channels of programming directly to consumers.

Private Networks. As businesses and other organizations expand into regions of the world where the telecommunications infrastructure is inadequate for land-based networks, the need for alternative communications connections among multiple facilities becomes evident. A private network is a dedicated communications and/or data transmission network. Such a network may link employees of a multiple-location business with co-workers located throughout the world. Users can consolidate multiple applications over a single satellite network and receive the same quality of service at a lower overall cost. We believe the satellite communications industry is poised to gain a foothold in this market by offering reliable high-speed connectivity. Satellite systems can bypass the complexity of land-based networks, multiple carriers and varying price and billing schedules.

Internet Communications. The Internet has evolved into a global medium, allowing billions of individuals throughout the world to communicate, share information and engage in electronic commerce. Growth in this sector is expected to be driven by the large and growing number of personal computers installed in homes and offices, the declining prices of personal computers, improvements in network infrastructure, the availability of faster and more affordable Internet access and the increasing familiarity with and acceptance of the Internet by businesses and consumers. We also expect Internet usage to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities and the absence of geographic or temporal limitations.

We expect satellite communications to continue to offer a cost-effective augmentation capability for Internet service providers, particularly in markets where land-based networks are unlikely to be either cost-effective or abundant, such as remote rural areas.

Products

Satellite Electronics

We supply satellite modems, converters, switches, HDTV broadcast products as well as SDTV and digital encoders and decoders through our Radyne and Tiernan brands. The two principle product groups are:

➢	Satellite Electronics

➢

Modems - Satellite modems transform user information, such as data, video and/or audio, into a signal that may receive further processing for transmission via satellite. We produce several varieties of satellite modems, which operate at different speeds using a variety of modulation techniques. Featured products include the DMD20 – Universal Satellite Modem, the DMD2050 – MIL-STD Compliant Universal Satellite Modem and the DMD20LBST – L-Band Satellite Modem and ODU Driver.

➢

Troposcatter – In 2005, we introduced a new troposcatter product or “over-the-horizon” modem, in partnership with General Dynamics C4 Systems. The TM-20 modem has the ability to transmit and receive radio waves over the curvature of the earth by reflecting signals off irregularities in the troposphere, which is approximately 10Km above the Earth’s surface. The TM-20’s patented software is a major advance in troposcatter technology and we market this product to the U.S. military, which currently employs troposcatter systems throughout the world and to commercial interests.

➢

Shared Bandwidth – In 2007, we introduced our new shared-bandwidth product, SkyWire™. Designed specifically for small to mid-sized networks, SkyWire™ is a scaleable, extremely efficient, easy to use, low cost TDMA network platform designed for IP network LAN-LAN connectivity. The SkyWire™ platform allows for a “True” full mesh configuration allowing for hub-less operation without the need for high stability clocking, complex Management and Control (M&C) or expensive central bandwidth allocation servers. SkyWire™ also fills the much needed sub-300 node hub and spoke network architecture by offering its users a low cost hub solution that allows smaller networks the ability to begin a hub and spoke network at a fraction of the cost of a conventional hub and spoke network. The MDX420 can also operate in single channel per carrier mode – all on the same platform. This functionality makes the MDX420 the world’s first “cross over” modem.

➢	Broadcast Equipment

➢

Standard and High Definition TV Encoders/Decoders – TV encoders convert analog signals to digital format and compress the signal to fit over available bandwidth. Decoders convert the compressed signal back into a form that allows for editing and viewing. Encoders, used in satellite, cable and terrestrial applications, convert the signal to a compressed form. Many U.S. broadcasters rely on encoders to provide news, live event gathering and direct to home service. We offer a complete product line of SDTV and HDTV encoders for professional applications. We offer both MPEG-2 and MPEG-4 video encoding capability and audio compression. The HDTV encoder features a monitor screen on its faceplate, which enables the technician to monitor actual unit performance in real time. Featured products include the HE4000 – High and Standard Definition Encoder, the SE4000 – DVB MPEG-2 Contribution Encoder, the HD4000 – High Definition Contribution Decoder and the TDR4022 – DVB Professional Integrated Receiver/Decoder.

In early 2007, our Tiernan brand introduced a new standard definition encoder employing advance video codec, also known as MPEG-4. This encoder, known as the AVC-4000, is the first offering in a new family of products that employ this technology, which allows for further compression of video signals to levels that allow more efficiently use of available bandwidth when compared with MPEG-2 alternatives.

Satellite electronics products accounted for 44% of consolidated revenue for the year ended 2007.

Amplifiers

We provide a variety of high-powered amplifiers through our Amplifier segment under our Xicom brand.

Satellite amplifiers boost the strength of a signal prior to transmission to satellites, which are often more than 21,000 miles from the surface of the earth. Xicom’s Solid State Power Amplifiers (“SSPA”), Traveling Wave Tube Amplifiers (“TWTA”) and Klystron Tube Amplifiers (“KTA”) used in commercial and military satellite communications terminals throughout the world. These High Power Amplifiers (“HPA”) provide power levels vital to satellite communications in fixed, satellite newsgathering (“SNG”), flyaway, mobile, shipboard and airborne platforms. Applications include mobile SNG television trucks, fixed satellite ground stations and mobile platforms such as helicopters and ships. Featured products include antenna and rack-mount SSPAs, single-band (C-, X-, Ku-, Ka- and DBS) and multi-band TWTAs.

Amplifiers accounted for 51% of consolidated revenue for the year ended 2007.

Microsatellites

We provide a variety of microsatellite components and buses through our Microsatellite segment under our AeroAstro brand. AeroAstro was the prime contractor for STPSat-1 responsible for spacecraft design and fabrication, integration of all experiments, space vehicle testing, launch integration support, launch and early orbit operations support as well as post-launch mission operations support. In addition to spacecraft equipment, AeroAstro developed and operates the Sensor Enabled Notification System (SENS), which provides cost effective satellite-based low data rate communications and asset tracking throughout the United States, North America, Europe, Australia, the Middle East, Asia and South America. SENS customers include government entities requiring reliable low data rate communications and businesses seeking to monitor vital assets.

Microsatellites accounted for 5% of consolidated revenue for the year ended 2007, even though we did not acquire the AeroAstro brand until August 1, 2007

Competition

We face significant competition in the satellite communications field. The major competitors in our Satellite electronics segment include companies such as Comtech EFData Corp., Paradise Datacom, Tandberg Television and Scopus. In our Amplifier segment, CPI (Communications & Power Industries) and Miteq Inc. are the principal competitors. Our main competitors in the Microsatellite segment are Surrey Satellite Technology, Ltd and MicroSat Systems, Inc. We maintain a sizable market share in each of these segments and anticipate further penetration with subsequent acquisition and organic growth.

We compete by deploying a direct sales effort in domestic and international markets and emphasizing our product features, quality and service. We believe that the quality, performance and capabilities of our products, our ability to customize certain network functions and the relatively lower overall cost of our products as compared to the cost of the competing products generally offered by our major competitors represent major factors in our ability to compete. However, our major competitors have the resources to develop products with features and functions that are competitive with or superior to our products. Competition from current competitors or future entrants in the markets in which we compete could cause us to lose orders or customers, or could force us to lower the prices we charge for our products.

We believe we have positioned ourselves to capitalize on the demand for both satellite ground and micro space systems and that our ability to leverage our competitive advantage allows for future success in this market, which include the following:

➢

An experienced management group, which has extensive technological and engineering expertise and excellent customer relationships. The members of our management team average over 20 years experience in the satellite communications industry.

➢	A broad line of well-known, well-respected, off-the-shelf, state-of-the-art equipment that enables us to meet our customers’ requirements.

➢	Our cutting edge expertise in micro space and small satellite components and systems.

➢	Ongoing new product development and product introductions that address changing customer needs.

➢	Our ability to custom design products for our customers’ special applications and to provide a one-stop shopping option to our customers.

➢

Equipment that meets or exceeds all applicable military and government standards, including the first satellite modem to obtain Defense Information Systems Administration (“DISA”) certification, the DMD-20.

➢	The ability to meet the complex satellite ground communications systems requirements of our customers in diverse political, economic and regulatory environments in various locations around the world.

➢

Our worldwide sales and service organization with the expertise to successfully conduct business internationally through sales and service offices staffed by our employees in most of our major markets throughout the world, including Beijing, Singapore, London, Jakarta and Amsterdam.

➢	The ability to offer a full line of satellite ground equipment with the mix of our different product lines.

Strategy

Our primary business goals are to expand market share in our businesses and improve profitability. We expect to achieve these goals through the following strategies:

Target Providers of Fixed, Mobile and Direct Broadcast Communications Services in Developing Markets. We plan to target developing markets that we believe will account for a significant portion of the demand for satellite-based systems. These markets typically lack terrestrial infrastructure adequate to support demand for domestic and international communications services. We believe that we offer a cost effective alternative to land based networks. We plan to target providers of mobile and rural telephony services and Internet service providers in developing markets because we believe they will rely extensively upon satellite communication solutions. In developed countries, we plan to target emerging satellite communications service providers such as those offering direct broadcast applications.

Pursue Military, Homeland Defense and Other U.S. Government Markets. Continued demand for technological solutions to national defense, homeland security and other government security requirements represents a key opportunity for our products. We plan to extend development of existing and new products in all of our lines of business to serve these needs. In addition to our satellite and space-based solutions, we continue to pursue opportunities to sell technology suited to restricted applications of the U.S. government.

Capitalize On Our Existing Technology Leadership. We believe that the global satellite communications services, equipment market and the digital television market present a number of attractive opportunities to apply our advanced technologies and capabilities. We plan to develop new products and enhance existing products by leveraging our technology to capture a share of these growth opportunities.

Develop New Products to Exploit New Market Opportunities. We plan to use our international sales force along with our research and development capabilities to identify new market opportunities and develop new products to exploit these opportunities. We intend to develop new products to penetrate and increase our presence in the markets for digital television, Internet communications, mobile and rural telephony for developing markets, high-speed satellite communications, government data equipment, cable television distribution and private networks for business and government.

Provide High-Margin Customized Products to Niche Markets. We design our products so we can adapt them to differing specifications with minimal engineering. We plan to design and produce customized products for niche markets, particularly military and government markets, which require customized technology.

Continual Emphasis on Operational Efficiency and Financial Performance. We have historically maintained a strong emphasis on operational efficiency and financial performance. We believe that continued focus on our operational efficiencies is essential to future financial success while continuing to grow our business. As part of this continued emphasis, we plan to devote significant time and resources to key components of our business, such as our manufacturing processes, design systems and customer relationships.

Pursue Strategic Acquisitions. We intend to pursue strategic acquisitions of competitive or complementary companies in order to gain market share, increase our revenues, expand our product lines, improve our sales force and increase our profitability.

As discussed in detail elsewhere in this report, we are also exploring various strategic alternatives, including a possible sale of Radyne, although there can be no assurance that a transaction, whether a sale, recapitalization or other event, will take place. Please see Item 1A. – Risk Factors for further information.

Research and Development

We conduct an active and ongoing research and development program that focuses on advancing technology, developing improved design and manufacturing processes and improving the overall quality of the products we provide. Our goal is to provide our customers with new improved solutions that address their needs. Our research and development personnel concentrate on technology for the satellite and microwave communications, telecommunications and cable television industries. Our future growth depends on increasing the market share of our new products, adapting our existing products and technologies to new applications as well as introducing new communications products that will find market acceptance and benefit from our established international distribution channels. Accordingly, we are actively applying our communications technology expertise to improving the performance of our existing products and developing new products to serve existing and new markets.

We work closely with our customers and potential customers to assess their needs in order to facilitate our design and development of new products. We believe that this approach minimizes our developmental risk and improves the potential for market acceptance of our product introductions. Additionally, we use information obtained from our customers and our technological expertise to develop custom-designed products for our customers’ special applications.

We intend to use a significant portion of our cash flows from operations to fund our research into products for improved satellite communications, over-the-horizon (troposcatter) communications, new amplifier products, microsatellites, audio and HDTV encoders and other new telecommunications products. However, there is no assurance that we will continue to have access to sufficient capital to fund the necessary research and development or that such efforts, even if adequately funded, will ultimately prove successful. Refer to Item 7.- Management’s Discussion and Analysis of Financial Condition and Results of Operations for research and development expense over a two-year period.

Sales and Marketing

We sell our products through an international direct sales force with sales and/or service offices in the United States (Phoenix, Arizona; San Diego and Santa Clara California; Ashburn Virginia; and Boca Raton, Florida); Singapore; China; Indonesia; the United Kingdom; and the Netherlands. Our direct sales force consists of 53 individuals supported by systems and applications engineers. We focus direct sales activities on expanding our international sales by identifying emerging markets and establishing new customer accounts. Additionally, we directly target certain major accounts that may provide entry into new markets or lead to subsequent distribution arrangements. International representatives, agents and systems integrators sell our products, supported by our sales and marketing personnel.

We supplement our direct sales force with distributors and local agents who help develop sales leads and provide ongoing support. Typically, a member of our direct sales staff then assists in completing the sale. Generally, our distributors do not carry inventory of our products.

We participate in approximately 20 trade shows each year. We also generate new sales leads through advertising in trade magazines, direct mail and our website. For further information on our products, please visit www.radn.com. Information contained in our website is not a part of this report.

We maintain a warranty department that also includes customer service and support staff that support customers and agents and provide installation supervision, if needed. In certain instances, we use third-party companies to install and maintain our products at customer sites.

The revenues in the Microsatellite segment that we record from space systems typically result from our participation in competitive procurements of the U.S. government. We devote time to evaluating and responding to requests for proposal (RFPs) by government agencies within the Department of Defense and NASA. As needed we also employ the use of specialized consultants to develop our proposals and bids. In many instances, we will enter to alliances with other companies as a sub-contractor when we believe doing so will enhance our prospects for securing contracts.

Refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations for selling, general and administrative expense over a two-year period.

Customers

Our customers generally include national and international telecommunications providers, digital television distributors (including broadcast and cable networks), Internet service providers, financial information providers, systems integrators, other corporate entities and the U.S. government.

Our direct sales into principal foreign markets for the periods indicated consisted of the following percentages of total sales.

Region	2007	2006	2005
Asia	16%	19%	16%
Africa/Middle East	3%	5%	7%
Americas	3%	2%	3%
Europe	13%	16%	15%

Total Foreign Sales	35%	42%	41%
Domestic	65%	58%	59%

	100%	100%	100%

In addition to the sales above, we believe that substantial portions of our domestic sales ultimately are for products installed in foreign countries. We believe that foreign sales will continue to make up a major portion of our total sales in subsequent periods. We consider our ability to continue to sell our products in developing markets to be important to our future growth. We may or may not, succeed in our efforts to cultivate such markets due to political or other factors. Besides the USA, there is no other country that represents more than 10% of consolidated revenue for 2007. See note 13 – Significant Customers and Foreign and Domestic Sales for significant customers with 10% or more of segment sales.

Manufacturing

We assemble and test certain products at our Phoenix, Arizona; San Diego and Santa Clara, California; and Ashburn, Virginia facilities using subsystems and circuit boards acquired from subcontractors. We obtain the remainder of our products, completely assembled and tested, from subcontractors. We believe that we maintain adequate inventory to minimize the procurement lead-time of components, never the less, our products use a number of specialized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers were unable or unwilling to fulfill our requirements, we could experience interruptions in production while we develop alternative procurement sources. We maintain an inventory of certain chips, components and subassemblies to limit the exposure for such an interruption; and we believe that there are a number of alternative suppliers capable of providing replacements for the types of chips, customized components and subassemblies we use in production. However, there can be no assurance that this inventory is sufficient or that we may secure alternative suppliers quickly enough to prevent a significant interruption of our business.

$ in thousands, except per share amounts

We seek to maintain an adequate supply of inventory based upon a master production schedule that management reviews on a regular basis. Although there is not a firm forecast, we take into account current market trends and historical data to supply their product.

As of December 31, 2007, we had backlog (orders to be shipped in future periods) of $10,737 in the Satellite Electronics segment, $27,180 for the Amplifier segment and $3,725 in the Microsatellite segment, all before eliminations.

Our Phoenix, San Diego and Santa Clara facilities have been awarded ISO 9001 certification, the international quality control standard for research and development, marketing, sales, manufacturing and distribution processes. Subsequently, we have continued to improve our processes and methods of operations, consistent with our goals and the certification requirements. This certification assists in increasing the acceptance of our products. As of December 31, 2007, our ISO 9001 certifications remained in effect.

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

We also have patents, which protect certain aspects of our proprietary technology. We have been cautious in seeking to obtain patent protection for our products, since patents often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some of the foreign countries in which we sell our products do not provide the same level of protection to intellectual property as the laws of the United States. We will continue to seek patent protection for our proprietary technology in those cases where we think obtaining patents will provide us with a competitive advantage.

We also license proprietary technology from third parties under license agreements. Some of these agreements include royalty payments based on the number of units sold. These agreements allow us to produce sufficient numbers of units to assure availability of all of our products as required by market demands.

Employees

As of December 31, 2007, we had 412 full-time employees, including 4 executive officers, 214 manufacturing and operations personnel, 80 research and development personnel and 114 selling, general and administration personnel. These figures include employees based outside the United States. Labor unions do not represent any of our employees. We believe that our relationships with our employees are satisfactory and in good standing.

Available Information

Our website is www.radn.com. We make available (free of charge), through our website, our annual, quarterly and current reports, in addition to any amendments to those reports as soon as practicable after electronically filing the reports with the Securities and Exchange Commission (the “SEC”). Also available at our website are corporate governance documents such as our Code of Ethics, our Stock Ownership and Insider Trading Policies and the charters of the committees of our Board of Directors. In addition, investors may read or obtain a copy of any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Investors may also obtain Information concerning the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov where individuals can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. Information contained on our website is not a part of this report.

Item 1A.	Risk Factors

In addition to the factors affecting specific business operations identified in connection with the description of these operations contained elsewhere in this Form 10-K, the following risk factors merit consideration in evaluating our business. Our businesses’ financial condition, or results of operations, may have material adverse affects from any of these risks. Please note that additional risks not presently known or those we currently deem immaterial may also impair our business and operations.

We are in the process of examining various strategic alternatives to enhance shareholder value, but we cannot guarantee that we will pursue one or more alternatives or the alternatives will have the desired effect of enhancing shareholder value.

In the fourth quarter of 2007, our Board of Directors retained Needham & Company as its financial advisor to assist it in exploring strategic alternatives, including a possible sale of ourselves. Although an evaluation process is underway, including discussions with various interested parties, we had not set any time frame for conclusion of the process. There cannot be any assurance that a transaction, whether a sale, recapitalization or other event, will take place. Further, any such transaction or business arrangement may not ultimately lead to increased shareholder value. There are uncertainties and risks related to the exploration of strategic alternatives, including:

➢	The distraction of management and potential disruption of operations, which could have an adverse effect on our operating results;
➢	The inability to successfully achieve the benefits of any strategic action undertaken by us;
➢	The time dedicated to the process can be lengthy and there are inherent costs associated with such a process;

$ in thousands, except per share amounts

➢	Potential loss of other business opportunities as management focuses on the exploration of strategic alternatives; and
➢	Perceived uncertainties as to our future direction, which can result in difficulties in recruiting and retaining personnel.

In addition, the market price of our stock can be volatile as we explore strategic alternatives, which may continue or become more severe if and when a transaction or business arrangement is announced or we announce that we are no longer exploring strategic alternatives.

We have a history of inconsistent operating results and could suffer a reduction in profitability and even losses in the future.

Because of operating losses from time to time in prior years, we had an accumulated deficit of $9.5 million at December 31, 2003. While we have regained profitability and have continued to be profitable each year since 2003, during 2007, we experienced sales and margin erosion in our Satellite Electronics segment. We are in a highly competitive business and our profitability is dependent on growth in our markets, the continued introduction and market acceptance of our products and management of our expenses. There can be no assurance that we will be able to continue our earnings growth, maintain current earnings levels, or remain profitable at all. We anticipate that continued margin pressure may affect 2008 earnings.

Our quarterly operating results have fluctuated significantly in the past and we anticipate that they could do so in the future, which could adversely affect our stock price.

We may continue to experience significant quarter-to-quarter fluctuations in our operating results, which may result in volatility in the price of our common stock. These fluctuating operating results derive from a variety of factors, including the following:

➢	Quarter-to-quarter variability in demand for our products;
➢	Introduction of new or enhanced products by us or our competitors;
➢	Uneven growth of demand for products and services in developing countries;
➢	Timing of significant marketing programs we may implement;
➢	Extent and timing of hiring additional personnel;
➢	Competitive conditions in our industry; and
➢	General economic conditions in the United States and abroad.

The factors described above are difficult to forecast and could harm our business, financial condition and results of operations. Furthermore, there have been recent years that have been challenging for the telecommunication and Internet industries. Our sales are somewhat seasonal, with the first quarter generally being the weakest and the fourth quarter generally the strongest. Accordingly, we may have difficulty in accurately forecasting our revenues for any future quarter.

We depend on international sales, which could cause our sales levels to be volatile.

A significant portion of our business depends on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our revenues for the near future. For example, sales to foreign customers were approximately 35%, 42% and 41% for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in foreign sales reflects the addition of AeroAstro, whose sales tend to be mainly domestic. Nonetheless, we expect that our sales will continue to include a significant proportion of customers located outside the United States. Because of our dependence on foreign markets, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. For example, during the fourth quarter of 2007, our Satellite Electronics segment experienced order cancellations in Pakistan due, at least in part, to political instability. These shortfalls could negatively influence our business, financial condition and results of operations. Some of the risks of doing business internationally include:

➢	Changing regulatory requirements;
➢	Fluctuations in the exchange rate for the United States dollar;
➢	The availability of export licenses;
➢	Political and economic instability;
➢	Difficulties in staffing and managing foreign operations, tariffs and other trade barriers;
➢	Complex foreign laws and treaties;
➢	Acts of terrorism; and
➢	Difficulty of collecting foreign accounts receivable.

We are subject to the Foreign Corrupt Practices Act, which prohibits us from making payments to government officials and others in order to influence the granting of contracts we may be seeking. In addition, we must comply with U.S. customs laws that forbid us to do business with certain countries. Our non-U.S. based competitors are not subject to these laws, which gives them a competitive advantage in those countries.

We depend on developing countries for sales, which could cause our sales levels to be volatile.

We believe a substantial portion of the growth in demand for our products will depend upon customers in developing countries. We cannot provide assurance that such increases in demand will occur or that prospective customers will accept our products. The degree to which we are able to penetrate potential markets in developing countries will be affected to a large extent by the speed with which other competing elements of the communications infrastructure, such as other satellite-delivered solutions, telephone lines, television cable and land-based solutions, are installed in these developing countries.

$ in thousands, except per share amounts

A significant portion of our sales are to the U.S. government and government entities and changes in political priorities could reduce our revenue.

A significant portion of our consolidated net sales is directly to the U.S. government, or to entities reselling to these civilian agencies and the branches of the military. Demand for our products has been elevated due to the war on terrorism, natural disasters and general upgrades to infrastructures throughout the worlds’ military and police forces. These customers’ needs vary according to the priorities of each respective entity. Furthermore, upcoming national elections in the United States could bring a change in policies and priorities for the U.S. government. A change in control of any of the commercial, political or other related entities could result in reduced demand for our products and ultimately, lower sales and profits.

An increasing proportion of our revenues result from competitive and other procurements from the U.S. government that require that we skillfully bid and execute contracts.

With the acquisition of AeroAstro and increased direct U.S. government procurement revenues at Xicom, our ability to assure satisfactory and profitable performance of our obligations is dependent on our ability to accurately forecast, bid for and complete U.S. government contracts. These contracts may include cost plus fee arrangements where the fee to which we are entitled varies according to our performance or may include fixed fee arrangements where our profit is contingent on our ability to forecast and manage expenses. Successful completion of these contracts also depends on our ability to develop promised new technologies, recruit and retain appropriate personnel and deliver contract requirements in a timely fashion. Our performance in these regards may affect our ability to win additional or follow on work and could adversely affect revenues and profits.

The sales and implementation cycles for our products are long and continue to increase and we may incur substantial, non-recoverable expenses or devote significant resources to sales that may not occur when anticipated, if at all.

A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. After a customer decides to purchase our products, the timing of its deployment and implementation depends on a variety of factors specific to each customer. Further, prospective customers may delay purchasing our products in order to evaluate new technologies, develop and implement new systems. Throughout the sales cycle, we spend considerable resources educating and providing information to prospective customers regarding the use and benefits of our products. While the early market acceptance of our new SkyWire™ shared bandwidth modems has exceeded our expectations, the length of this sales cycle suggests that we cannot assure that this product will enjoy expected market and financial success for 2008 despite the technological and marketing investments that we are making.

Our research and development efforts are costly and the results are uncertain, which may reduce our profitability and could result in losses.

The telecommunications industry, characterized by rapid change, includes the ground-based satellite communications systems business. Future technological advances in the telecommunications industry may result in the introduction of new products or services that compete with our products or render them obsolete. Our success depends in part on our ability to respond quickly to technological changes through the improvement of our current products and the development of new products. Accordingly, we are actively applying our communications expertise to design and develop new hardware and software products and enhance existing products. These efforts are costly. We expended $11,835, or 8.3% of our net sales, in fiscal 2007 on research and development activities. Additionally, our research and development programs may not produce successful results, which could have a material adverse effect on our business, financial condition and results of operations.

Continued growth through acquisition could prove unsuccessful, strain our personnel and systems and divert our resources.

We have pursued and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. Over the past three-years, our operations have expanded significantly with our acquisitions of AeroAstro and Xicom. We are unable to predict whether or when we will complete any other prospective acquisitions. However, in order to pursue successfully, the opportunities presented by emerging satellite-delivered communications, we will be required to continue to expand our operations. This expansion could entail various risks, including the following:

➢	Difficulty of assimilating the operations and personnel of acquired businesses or products due to unforeseen circumstances;
➢	The necessity to attract, train, motivate and manage a significantly larger number of employees;
➢	The use of a disproportionate amount of our management’s attention or our resources;
➢	Substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities and amortization expenses related to intangible assets;
➢	Potential disruption of our ongoing business;
➢	Our inability, once integrated, to achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected; and
➢	Our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment.

Moreover, we cannot assure that we will be able to successfully identify suitable acquisition candidates,

$ in thousands, except per share amounts

complete acquisitions or expand into new markets. The occurrence of any of the risks described above or any failure to manage further growth in an efficient manner and at a pace consistent with our business could have a material adverse effect on our growth and our business, financial condition and results of operations.

The ownership change caused by the sale of all of the shares of our common stock held by our majority stockholders may limit the ability to use our net operating loss carryforwards.

We have net operating loss carryforwards that expire between the years 2007 and 2022. Because of the sale in 2004 by Stetsys Pte Ltd. and Stetsys US, Inc. of all of the shares of our common stock held by each company, we experienced an ownership change as defined by Section 382 of the U.S. Internal Revenue Code of 1986, as amended. With the ownership change, we will be limited in our ability to use the net operating losses from before the date of the ownership change to offset items of taxable income realized after that date. The annual limitation will also result in the expiration of some of the net operating losses before utilization. In addition, any future ownership change could further limit the availability of our net operating loss carryforwards to offset tax liabilities and viewed negatively by a prospective buyer of the stock.

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

We rely on patents to protect certain aspects of our proprietary technology. Patents, however, often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some foreign countries in which we sell our products do not provide the same level of protection to intellectual property as the laws of the United States provide. We cannot assure that any patents we currently own or control, or that we may acquire in the future, will prevent our competitors from independently developing products that are substantially similar or superior to ours.

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

We rely on subcontractors to assemble and test some of our products. Additionally, our products use a number of specialized chips and customized components or subassemblies produced by a limited number of suppliers. We maintain limited inventories of these products and do not have long-term supply contracts with our vendors. In the event our subcontractors or suppliers are unable or unwilling to fulfill our requirements, we could experience an interruption in product availability until we are able to secure alternative sources of supplies. We are also subject to price increases by suppliers that could increase the cost of our products or require us to develop alternative suppliers, which could interrupt our business. It may not be possible to obtain alternative sources at a reasonable cost. Supply interruptions could cause us to lose orders or customers, which would result in a material adverse impact on our business, financial condition and results of operations.

The inability to attract or retain additional technical personnel could impair our ability to conduct and expand our business.

Our continued ability to attract and retain highly skilled personnel also is critical to the operation and expansion of our business. The market for skilled engineers and other technical personnel is extremely competitive and recruitment and retention costs are high. Although we have been able to attract and retain the personnel necessary to operate our business, we may not be able to do so in the future, particularly as we continue to expand our business.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently occupy approximately 40,000 square feet of building space in Phoenix, Arizona, 26,000 square feet in our San Diego, California facility, 72,000 square feet in our two Santa Clara, California facilities and 24,000 square feet in our Ashburn, Virginia facility. We use the Phoenix and San Diego facilities for our Satellite electronics segment. The Santa Clara facility is the base for the Amplifier segment and the Ashburn facility is the location of our Microsatellite segment. In addition, we sublease 16,000 square feet in Chandler, Arizona. The lease for our Phoenix facility expires

$ in thousands, except per share amounts

in July 2018, subject to an option to renew for two consecutive terms of five years each. The lease for the Chandler facility expires in October 2008, subject to an option for a five-year renewal. The lease for the San Diego facility expires in June 2010, subject to an option to renew for two consecutive terms of five years each. We renewed the lease for the Santa Clara facility in 2006, for an additional five years and added additional space. The lease for the Ashburn facility expires in 2012. We also lease facilities for our regional sales and service offices in China, Singapore, the Netherlands and the United Kingdom. We believe that our facilities are adequate to meet current and reasonably anticipated needs in the immediate future.

Item 3.	Legal Proceedings

As previously disclosed, in April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation Case No. 2:06cv01132) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of the our radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. We submitted our answer to the complaint on May 30, 2006. A special master, assigned by the court, issued a report and recommendation on patent claim construction to the court (i.e., on the scope of the patent claims) and recommended that the patent claims asserted against our down-converter products be found invalid, because the claims were too defective to be construed. The court has not yet made a determination as to whether it will adopt the recommendation of the special master. There have been no further developments during the quarter ended December 31, 2007 regarding this complaint. We believe all of Comtech EF Data Corp.’s claims are without merit and that we have substantial factual and legal defenses to the claims. We intend to defend our self vigorously in this lawsuit. However, there is no assurance that we will ultimately prevail in this proceeding.

From time to time, in addition to the claim identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including commercial, employment and other matters. In accordance with U.S. generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and management can reasonably estimate the amount of the loss. Management reviews these provisions at least quarterly and adjusts to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. It is possible, however, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The NASDAQ Global Select Market quotes our common stock under the symbol “RADN”. The following table sets forth the range of high and low sales prices per share for our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

Sales Price

2007	High	Low
First quarter	$11.13	$8.92
Second quarter	10.68	8.61
Third quarter	11.41	10.19
Fourth quarter	11.06	8.54

2006	High	Low
First quarter	$16.33	$12.59
Second quarter	17.85	10.07
Third quarter	12.95	10.26
Fourth quarter	13.33	9.52

Holders of Record

As of February 29, 2008, we had approximately 244 holders of record of our common stock. We estimate that we have another 5,501 holders of our common stock in street name.

Dividends

We have not paid dividends on our common stock since inception and we do not intend to pay any dividends to our stockholders in the near future. Our current credit facility prohibits us from paying dividends if we are, or will be, in default or noncompliance with one of the financial covenants contained in the credit agreement because of the payment of the dividend. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other pertinent factors.

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Global Select Market and the Communication Equipment group assuming the investment of $100 in our common stock and each index on December 31, 2001 and the reinvestment of dividends, if any. Prior period performance is not indicative of future expected performance.

$ in thousands, except per share amounts

Equity Compensation Plans

See Note 15 in the accompanying consolidated financial statements for a description of our equity compensation plans.

Item 6.	Selected Financial Data

The following selected consolidated statements of earnings data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the selected consolidated balance sheet data at those dates, are derived from our consolidated financial statements and notes thereto, audited by an independent registered public accounting firm, KPMG LLP. The following data is not necessarily indicative of results of future operations and we recommend reading in conjunction with Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto as of December 31, 2007 and 2006 and for the three years ended December 31, 2007, included elsewhere in this Annual Report on Form 10-K. The selected financial data below includes full year consolidation of Xicom during both 2007 and 2006. For 2005, the results of Xicom are from the date of acquisition, May 27, 2005, through December 31, 2005. The selected financial date also includes results for AeroAstro from the date of acquisition, August 1, 2007, through December 31, 2007.

Five Year Highlights

$ in thousands, except per share amounts

Fiscal Year	2007 [1]	2006	2005 [2]	2004	2003
Consolidated Statement of Earnings Data
Net sales	$142,054	$134,209	$103,263	$56,578	$57,991
Operating income	14,324	16,897	15,411	9,393	6,498
Net earnings	10,212	11,865	10,686	13,500	4,125
Per Share Data
Earnings (loss) per share:
Basic	$0.55	$0.66	$0.63	$0.83	$0.27
Diluted	$0.54	$0.63	$0.60	$0.79	$0.26
Weighted average number of common shares outstanding:
Basic	18,526	18,026	16,838	16,357	15,488
Diluted	19,028	18,845	17,700	17,136	15,718
Consolidated Balance Sheet Data
Cash and cash equivalents	$24,789	$27,540	$16,928	$39,300	$30,130
Working capital	63,010	62,272	41,167	53,432	41,642
Total assets	139,888	120,004	100,626	65,416	50,609
Long-term obligations	3,324	148	4,960	430	475
Total liabilities	21,389	18,139	22,987	7,223	6,991
Stockholders’ equity	118,499	101,865	77,639	58,193	43,618
Operating Statistics (unaudited)
Gross profit rate	39.6%	42.1%	44.6%	53.3%	45.4%
Selling, general and administrative expense rate	21.1%	21.3%	21.1%	27.3%	23.4%
Research and development expense rate	8.3%	8.2%	8.5%	9.4%	10.9%
Operating income rate	10.1%	12.6%	14.9%	16.6%	11.2%

(1) Selected financial data above includes the results of AeroAstro from the date of acquisition, August 1, 2007, through December 31, 2007.

(2) Selected financial data above includes the results of Xicom from the date of acquisition, May 27, 2005, through December 31, 2005.

$ in thousands, except per share amounts

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following should be read in conjunction with our consolidated financial statements and the related notes that appear in Item 8 of this Annual Report on Form 10-K. References to “Note” or “Notes” refer to the notes to our consolidated financial statements.

Overview

We design, manufacture and sell products and systems used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. Radyne, through its Tiernan subsidiary, manufactures HDTV and SDTV encoding and transmission equipment. Our Xicom subsidiary manufactures high power amplifiers for communications applications. Our AeroAstro subsidiary manufactures microsatellites. We maintain headquarters in Phoenix, Arizona and have sales and manufacturing facilities in Phoenix, Arizona; San Diego and Santa Clara, California; and Ashburn, Virginia. We also have sales or service centers located in Littleton, Colorado; Boca Raton, Florida; Singapore; China; Indonesia; the Netherlands; and the United Kingdom.

We employ 412 people throughout the USA, Europe and Asia. We serve customers in over 120 countries; including international telecommunications companies, Internet service providers, private communications networks, network and cable television companies and the United States government.

We have three reporting segments: 1) Satellite Electronics; represented by the Radyne and Tiernan products; 2) Amplifiers; represented by Xicom products; and 3) Microsatellites; represented by the AeroAstro brand.

During 2007, we had record sales of $142,054. The increase in sales was due, in part, to sales growth in our Amplifier segment and the addition of AeroAstro, which partially offset a decline in sales in our Satellite Electronics segment. Please refer to our discussion of Sales below for further detail.

For 2008, we will continue to pursue markets around the world where we believe we have positioned ourselves to offer cost effective technology solutions that are competitive with alternatives. Our approach remains to focus our efforts on well-defined hardware markets where we can rapidly develop and market communications products. We are committed to offering reliable products that compare well with those of our competition in order to achieve our goal of growing sales while maintaining strong gross margins. We continue to manage our operations with tight cost controls. At the same time, we are investing in new product research and development where we believe we either can achieve returns through new product sales or reduced cost of manufacturing.

In addition, we continue to evaluate opportunities to acquire new technologies or other businesses that complement our existing product lines and have a clear path to providing accretive returns.

Acquisitions

On August 1, 2007, we completed our acquisition of AeroAstro, Inc. AeroAstro is a leader in innovative microsatellite systems, components and advanced communications technologies. In addition to spacecraft equipment, AeroAstro developed and operates the SENS which provides cost effective satellite-based low data rate communications and asset tracking throughout the United States, North America, Europe, Australia, the Middle East, Asia and South America. SENS customers include government entities requiring reliable low data rate communications and businesses seeking to monitor vital assets. AeroAstro employs approximately 65 people and has principal offices in Ashburn, Virginia and Littleton, Colorado. Our financial reports include financial results for AeroAstro for the five-months ended December 31, 2007.

Consistent with our previously stated strategy for successful acquisitions, we expect AeroAstro to be profitable. AeroAstro’s strong management team and microsatellite development experience position it well to benefit from strong market growth. AeroAstro’s current and expected customer base is similar to ours and their approach of selling components and subsystems to those customers is consistent with our approach with satellite ground station products. Finally, AeroAstro expands our ability to sell its products and technologies to restricted markets.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, warranty obligations and contingencies based upon historical results, anticipated future events and various other assumptions, factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes our most critical accounting policies and estimates used in the preparation of our consolidated financial statements relate to:

•	Revenue recognition. We recognize revenue from product sales upon the actual shipment of product

$ in thousands, except per share amounts

and transfer of the risk of ownership from us, or our contract manufacturers, to our customers in accordance with SEC Staff Bulletins No. 104 Revenue Recognition. Revenue from services principally consists of sales related to services for installation and integration of satellite earth stations and video and microwave hub stations and are recognized at the time the services are performed. We consider products and services as separate units of accounting under EITF 00-21, Revenue Arrangements with Multiple Deliverables. We allocate revenue to the separate units of accounting based on their relative fair values. Sales related to government agencies or subcontractors with “Cost Plus Fixed Fee” arrangements are accounted for using the “Percentage of Cost to Complete” method in accordance with AICPA Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts and ARB 43, Restatement and Revision of Accounting Research Bulletins – Chapter 11 Government Contracts. Contracts accounted for under the percentage-of-completion method amounted to an immaterial amount for the year ended December 31, 2007.

•

Stock compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment and SEC Staff Accounting Bulletin No. 110 (SAB 110) Share-Based Payment, which requires the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

•

For those periods prior to December 31, 2005, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Accordingly, we recognized no compensation expense for the stock option grants, until December 2005, when we accelerated the vesting of all unvested options.

•

Valuation of receivables. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record bad debt reserves based upon historic default averages as well as through the creation of reserves established for specific customers deemed marginal in their ability to pay based upon factors known at that time. In general, additional allowances may be required if the financial condition of a customer deteriorates, resulting in an impairment of that customer’s ability to make payments.

•	Valuation and impairment of intangible assets. In assessing our goodwill and other intangible assets for impairment in accordance with Statement of Financial

Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we are required to make significant assumptions about the future cash flows, overall performance, identity, allocation and valuation of the assets, including goodwill, of our reporting units. Market prices are not readily available for certain businesses, unique physical assets and most intangible assets evaluated in goodwill impairment tests. Therefore, we estimate fair values using estimating techniques and assumptions that are matters of judgment. During 2005, because of the Xicom acquisition, we recorded goodwill of approximately $29,950 on our balance sheet. During 2007, we recorded additional goodwill of $15,631 as part of the AeroAstro acquisition. We applied the provisions of SFAS 142 and determined that there was no impairment as of December 31, 2007.

We assess the recoverability of the carrying value of our other long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS 144. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, an impairment loss would be recognized and the carrying amount of the asset would be reduced to its estimated fair value.

•

Warranty liability. We provide limited warranties on certain products and systems for periods generally not exceeding two years. We accrue estimated warranty costs for potential product liability and warranty claims based on our claim experience as cost of sales at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our vendors, our warranty liability fluctuates by product failure rates, material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our present estimates, additional warranty liabilities may be required.

•

Valuation of inventories. Inventories, consisting of satellite electronics and microsatellites, as well as amplifiers, are valued at standard costs, which approximates lower of cost or market using the first-in, first-out (“FIFO”) method. Our inventories include high-technology components and systems sold into rapidly changing and competitive markets; accordingly, our inventories are subject to technological obsolescence. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. We record write-downs so that inventories reflect the approximate net realizable value. Assumptions about future demand, market conditions and decisions to discontinue certain

$ in thousands, except per share amounts

product lines can influence the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by our management, additional inventory write-downs may be required. If market conditions were to improve, we would not reverse previously recorded downward adjustments. We monitor the subsequent sale of impaired inventory and the amounts subsequently sold are immaterial to our gross margin. In any case, actual amounts could be different from those estimated.

•

Accounting for income taxes. Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

As of December 31, 2007 we have federal net operating loss carryforwards of approximately $6,600 which will expire at various dates from 2008 through 2022. We expect that approximately $2,900 of these federal net operating loss carryforwards will expire due to limitations on their use pursuant to IRC §382. In recognition of this risk, we have provided a valuation allowance of approximately $1,004 on the deferred tax assets relating to these federal net operating loss carryforwards.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

Results of Operations

In the discussion below, all segment results are prior to consolidation eliminations unless otherwise noted.

Sales:

Net sales generally consist of sales of products and revenues from long-term contracts. Those related to government agencies or subcontractors with “Cost Plus Fixed Fee” or “Fixed Price” arrangements are accounted for using the “Percentage of Cost to Complete” method in accordance with ARB 43 and SOP 81-1.

	Years ended December 31,
	2007	2006	Change	%
Sales	$142,054	$134,209	$7,845	6%

During 2007, consolidated net sales grew $7,845, which was largely the result of the sales growth at our Amplifier (Xicom) segment ($10,134) and the acquisition of AeroAstro ($7,668) offset by a decline in sales in the Satellite Electronics segment ($9,957). Although sales growth was uneven across our business segments, overall 2007 was the third consecutive year of record sales.

Amplifier (Xicom) segment sales growth is principally the result of the success of new microwave Ka-band TWT amplifiers in the direct-to-home (DTH) broadcast and military markets. Microsatellite sales are new to us with the acquisition of AeroAstro and the inclusion of 5-months of their results. Declines in sales in the Satellite Electronics segment were largely the result in declines in sales of single channel per carrier (SCPC) modems.

$ in thousands, except per share amounts

Our management believes that continued strength in bookings in the Amplifier segment indicate that revenues will continue to grow. The inclusion of a full year of AeroAstro coupled with continued demand for microsatellite components and remote sensing should augment annual consolidated sales in 2008.

The weakness in the Satellite Electronics segment results from shifts in market demand from the legacy single-channel modems to shared bandwidth solutions. This shift has had the effect of both decreasing demand for single channel modems and making them less cost competitive in certain applications. Accordingly, we embarked on a program to develop and sell a shared bandwidth product, which had its initial shipments in mid-November of 2007. We believe that the early market acceptance of SkyWire™, our first shared bandwidth modem and other new products in the Satellite Electronics segment will offset erosion of sales of older SCPC products with the result that sales in the segment will level off or even increase at a small rate during 2008.

Our belief is that sales strength across all of our product lines is bolstered by continued growth in the procurement budgets for our U.S. government customers (who are major customers for our satellite electronics, amplifiers and microsatellites) and the weakness of the U.S. dollar, which makes the our products attractive in international markets. Further, a greater proportion of the our sales are tied to long term (more than one-year) programs such as the Ground Multi-band Terminal (GMT) and Joint Network Node (JNN) which improves our management’s ability to forecast sales. There can be no assurance that sales will grow in any of our segments.

	Years ended December 31,
	2006	2005	Change	%
Sales	$134,209	$103,263	$30,946	30%

During 2006, consolidated net sales grew 30%, which were largely the result of the sales growth and the full year inclusion of Xicom. We acquired Xicom in May of 2005 and our consolidated results for that year included seven-months of Xicom sales. Nonetheless, on a pro forma basis, Xicom sales grew at a 30% annual rate during 2006 while net sales for our Satellite Electronics segment grew 2%.

Cost of sales:

Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping, quality assurance, depreciation of equipment and indirect manufacturing costs. In addition, any expense related to adjusting the value of excess or obsolete inventory to reflect current market values (when lower than original cost) is included in cost of sales. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following table summarizes the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

	Years ended December 31,
	2007	2006	Change	%
Cost of Sales	$85,866	$77,738	$8,128	10%
Gross Profit	$56,188	$56,471	($283)	-1%
Gross Margin %	40%	42%	-2%

Increases in gross profit from the Amplifier segment ($3,704) and new gross profit from the Microsatellite segment ($2,732) were offset by declines in the Satellite Electronics segment ($6,848) which resulted in small decline of consolidated gross margins. Gross margins for satellite electronics products declined because of the market shift towards shared bandwidth modems described above and competitive pressure, particularly for large satellite modem orders in Asia. Growth of amplifier sales further eroded consolidated gross margins as Xicom amplifiers historically have had lower margins than satellite electronics products. New satellite electronics products, such as SkyWire™, with improved gross margins and stronger competitive positioning should stem the erosion of the segment’s margins. This, coupled with continued growth of amplifiers sales at relatively lower margins and the full year of AeroAstro sales, may have the effect of reducing consolidated gross margins somewhat during 2008.

	Years ended December 31,
	2006	2005	Change	%
Cost of Sales	$77,738	$57,251	$20,487	36%
Gross Profit	$56,471	$46,012	$10,459	23%
Gross Margin %	42%	45%	-3%

During 2006, gross margins decreased because of the inclusion of a full year of Xicom. Xicom amplifiers historically have had lower margins than the Satellite Electronics segment. In addition, gross margins for satellite electronics products declined because of competitive pressure and one-time expenses associated with the introduction of new video and audio encoders and decoders. Cost of sales was further increased and gross margins reduced by the adoption of SFAS123 (R) which resulted in equity compensation expense was $266 during 2006.

$ in thousands, except per share amounts

Selling, General and Administrative Costs (“SG&A”):

Sales and marketing expenses consist of salaries, commissions for marketing and support personnel and travel. Executive and administrative expenses consist primarily of salaries and other personnel-related expenses of our finance, human resources, information systems and other administrative personnel, as well as facilities, professional fees, depreciation and amortization and related expenses. The following table summarizes the year-over-year comparison of our selling, general and administrative expenses for the periods indicated:

	Years ended December 31,
	2007	2006	Change	%
Selling, general & administrative	$30,029	$28,627	$1,402	5%

SG&A increased primarily with the inclusion of AeroAstro ($2,400) and an increase of SG&A at Xicom ($696) offset by reductions in corporate expenses. The increase of expenses at Xicom resulted primarily from the increase in bad debt reserves related to receivables from a European customer ($548). The decline in corporate expenses resulted from additional compensation expense recorded in 2006 due to the change of our CEO (see 2006 analysis below), a reduction in bonuses paid to management and a reduction in equity compensation paid to our Board of Directors. SG&A, as a percentage of sales, has remained flat at 21% over the past three-years. Management expects some reduction in that rate over the coming year resulting from initiatives to maintain absolute levels of corporate expenses.

	Years ended December 31,
	2006	2005	Change	%
Selling, general & administrative	$28,627	$21,777	$6,850	31%

During 2006, SG&A increased primarily with the inclusion of a full year of Xicom, which accounted for a $3,750 increase over the previous year. Corporate expenses were responsible for the remainder of the change over the period which included additional equity compensation expense of $1,486 (as a result of the adoption of SFAS-123(R)), accounting and compliance costs of $698, management incentives of $305, additional headcount as a result of the CEO transition of $134 and acquisition activities of $130. The acquisition activities during the year were reflective of increased emphasis in merger and acquisition and related due diligence activities during the year. The increase in equity compensation and management incentives was a result of CEO transition costs.

Research and Development (“R&D”):

Research and development expenses consist primarily of salaries, personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Years ended December 31,
	2007	2006	Change	%
Research & development	$11,835	$10,947	$888	8%

R&D expense increased primarily due to development of new products including SkyWire™ (described above) in the Satellite Electronics segment ($595 of the increase) and a smaller increase in R&D expense in the Amplifier segment. We continue to invest in new products where we believe there is adequate market return. As a result, management anticipates that R&D, as a proportion of sales, will remain at similar levels (approximately 8.3% of sales) through next year.

	Years ended December 31,
	2006	2005	Change	%
Research & development	$10,947	$8,824	$2,123	24%

During 2006, R&D increased primarily due to the inclusion of Xicom, which itself accounted for $1,673 of the increase. The remainder can be attributed to sustaining engineering cost in core products, new product introduction in the Satellite Electronics segment and an increase in equity compensation ($132). R&D as a percentage of sales decreased to 8% during 2006 compared to 9% in 2005.

Interest Expense:

Interest expense was approximately $38, $241 and $251 for the years ended December 31, 2007, 2006 and 2005 respectively. We recorded interest expense in 2007 primarily because of the amortization charges incurred as part of our line of credit. The decrease in interest expense in 2006 was due to the payoff of a loan in the fourth quarter of 2006. At present, management does not foresee any significant interest expense during 2008 because we are not carrying any debt. We are actively seeking acquisition opportunities and interest expense could increase substantially if we are successful and borrow money to finance an acquisition. Please see Note 9 – Financial Instruments in the Consolidated Financial Statements for a complete discussion of our current borrowing needs.

$ in thousands, except per share amounts

Interest and Other Income:

Other income increased to $1,480 in the year ended December 31, 2007 from $1,359 in the year ended December 31, 2006 and from $665 in the year ended December 31, 2005. Other income is comprised primarily of interest income, which increased because of higher daily cash balances in 2007 and both higher daily cash balances and higher average interest rates during 2006 as compared to 2005. We keep our cash in money market accounts and short term AAA or AA rated investments maturing within seven to twenty-eight days. Although we expect to generate additional cash balances during the coming year and we further expect interest rates to remain at or rise from current levels, new acquisitions, other business opportunities or an unexpected cash needs could reduce our interest income. See Liquidity and Capital Resources below.

Income Taxes:

We recorded an income tax expense during the year ended December 31, 2007 of $5,555 compared to expenses of $6,150 and $5,138 for the years ended December 31, 2006 and 2005, respectively. The decrease in tax expense during 2007 resulted from the decrease in taxable income, reductions in our state tax expense due to the reapportionment of state income tax as a result of the acquisition of AeroAstro, increased utilization of R&D tax credits and increased deductions for domestic production activities under IRC §199 partially offset by the elimination of the extra territorial income exclusion.

Our effective tax rate for fiscal years 2007, 2006, and 2005 was 35%, 34%, and 32%, respectively. Our tax rate is affected by recurring items, such as generation of research and development credits, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

2007

1)	$412 (3%) reduction resulting from generating research & development credits;

2)	$307 (2%) reduction resulting from the domestic production activities deduction;

2006

1)	$349 (2%) reduction resulting from the extraterritorial income exclusion;

2)	$254 (1%) reduction resulting from generating research & development credits;

3)	$184 (1%) reduction resulting from the domestic production activities deduction;

2005

1)	$400 (3%) reduction resulting from generating research & development credits;

2)	$407 (3%) reduction resulting from the extraterritorial income exclusion;

The increase in tax expense, during 2006 compared to 2005, resulted from the increase in profits generated and the impact of stock based compensation recorded pursuant to SFAS 123(R) for which we could not record a tax benefit. The tax expense during 2005 includes a benefit of $317 due to the recognition of deferred tax assets resulting from previously earned and unused R&D tax credits.

The valuation allowance applies to the deferred tax assets related to net operating loss carryforwards, which our management believes are limited as to utilization under Internal Revenue Service Code Section 382 (IRC §382).

As of December 31, 2007, we had total deferred tax assets of $4,342 with a corresponding valuation allowance of $1,004. This year-end deferred tax asset is an increase of approximately $1,559 compared to December 31, 2006. This increase was due primarily to the acquisition of net operating loss carryforwards as part of the AeroAstro acquisition, which are limited as to its utilization pursuant to IRC §382.

For the year ended December 31, 2006, we reduced the valuation allowance and corresponding deferred tax asset by approximately $1,345. This reduction was due to the expiration of a portion of the net operating loss carryforward, which was limited as to its utilization pursuant to IRC §382.

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

$ in thousands, except per share amounts

Net Earnings:

Net earnings is the result of reducing gross profit by selling, general and administrative expenses, research & development expenses, other income and expense (including interest) and income taxes. The following table summarizes our net earnings and the earnings available to each diluted share of common stock for the periods indicated:

	Years ended December 31,
	2007	2006	Change	%
Net earnings	$10,212	$11,865	$(1,653)	-14%
Earnings per diluted share	$0.54	$0.63	$(0.09)	-15%

Net earnings and earnings per share (“EPS”), on a diluted basis, decreased during 2007 because of these factors: flat gross profit and increases in total expenses offset by a decrease in tax expense. An increase during 2007 of Weighted Average Diluted Shares, resulting in part from the issuance of 81,699 shares in conjunction with the AeroAstro acquisition and the issuance of 134,322 shares through the Employee Stock Purchase Plan, further affected EPS.

For the coming year, based on the factors described above, we believe that diluted earnings per share should increase at a rate equal to, if not somewhat higher than, the rate of growth in sales. There can be no assurance, however, that either sales or earnings will increase in the coming year.

	Years ended December 31,
	2006	2005	Change	%
Net earnings	$11,865	$10,686	$1,179	11%
Earnings per diluted share	$0.63	$0.60	$0.03	4%

During 2006, diluted EPS increased because of increased sales. Pre-tax equity compensation expense adversely impacted net earnings for the year by $2,387. An increase in the diluted share count, of 1,134,390 shares, resulting from the sale of stock to employees through the employee stock purchase plan and the stock option plans, also decreased EPS. As described above, our management believes that equity compensation expenses should decline while other expenses should remain constant as a percentage of sales. There can be no assurance, however, that either sales or earnings will increase in the coming year.

Bookings and Backlog:

Bookings consist of written firm orders taken while backlog is the total of these orders not yet shipped at the end of the period. We charge cancellation fees for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. Ultimately, there is no guarantee that we will receive these cancellation charges. The following table summarizes the year-over-year comparison of bookings (orders taken) and backlog (orders to be shipped in future periods) for the periods presented below:

	Years ended December 31,
	2007	2006	Change	%
Bookings	$150,117	$127,284	$22,833	18%
Ending Backlog	$41,265	$25,321	$15,944	63%

Consolidated net bookings for 2007 increased $23,833 led by an almost equal amount in bookings growth at Xicom $22,564 and the addition of AeroAstro bookings $3,309 offset by a decline in bookings in the Satellite Electronics segment $3,505. On a consolidated basis, we had a book-to-bill ratio of 1.06. Continued strength in our Amplifier segment, the inclusion of a full year of the Microsatellite segment and new product initiatives in the Satellite Electronics segment lead our management to believe that bookings will continue to grow during 2008. We have discussed these factors in greater detail in the Sales section above. Our management’s forecast of sales growth in 2008 reflects its best view of current and long-term historic trend in the industries we serves and is not assured.

	Years ended December 31,
	2006	2005	Change	%
Bookings	$127,284	$107,180	$20,104	19%
Ending Backlog	$25,321	$32,246	($6,925)	-21%

The inclusion of Xicom, our Amplifier segment, accounted for the majority of the increase from 2005. The reduction in ending backlog was a result of the uneven nature of sales in our businesses. Illustrative of that fact are the robust bookings in the traditionally slow month of January (2007) which resulted in a backlog, at month end, of $45,477.

Liquidity and Capital Resources

Summary

We had cash and cash equivalents totaling $24,789 at December 31, 2007 compared to $27,540 at December 31, 2006. This decrease resulted primarily from cash used for investing activities (primarily the acquisition of AeroAstro) or $17,821 offset by cash provided in operating activities of $14,491 and financing activities of $2,522. Working capital remained flat at $63,010 at December 31, 2007 compared to $62,124 at December 31, 2006 and $41,167 at December 31, 2005.

We maintain substantially all of our cash balances in the United States in U.S. dollars. We primarily expect continued cash from operations based on our continued profitability, which cannot be assured. Further, our net cash position would likely decrease if we acquire another company. We do not maintain any off-balance sheet arrangements.

Cash Flows

Operating Activities:

For 2007, we provided net cash from operating activities of $14,491 (compared to $7,240 in 2006) which was made up

$ in thousands, except per share amounts

primarily of $10,212 in earnings, $5,526 from a decrease in accounts receivable, $3,713 in depreciation and amortization and $1,312 in stock compensation expense. Uses of cash in operations of $2,019 resulting from a decline in accrued expenses, $2,051 from increases in inventories, $1,395 from increases in costs in excess of billings and $1,650 from an increase in income tax receivable partially offset these amounts. Costs in excess of billings are unbilled amounts receivable from the U.S. government, which we expect to collect in the regular course of business.

The decline in accounts receivable reflects the high level of receivables at the end of 2006 which originally resulted from high shipments at year-end. The growth in consolidated inventories resulted from increases in inventory at Xicom, $2,988, due to growth in revenues and bookings and the inclusion of AeroAstro, $607, offset by a decline in inventories in Satellite Electronics segment of $1,584 which reflected decreased sales within the segment. Our accrued expenses at the end of 2007 declined $2,019 primarily due to declines in incentive bonuses paid to management, $1,037, and reductions of our warranty obligations, $716.

During 2006, net cash provided by operating activities was $7,240 as compared to $12,829 for 2005. Net cash provided by operating activities for 2006 resulted primarily from $11,865 of net earnings, depreciation and amortization of $3,441, stock compensation expense of $2,387 and an increase of $1,631 for accrued expenses and accounts payable. Increases in accounts receivable of $7,865 and inventory of $3,049 partially offset these amounts. Cash further reduced by a decrease in customer advance payments of $1,262. We reclassified approximately $1,486 of cash from operations to cash from financing activities due to our adoption of FSP 123(R)-3 in the 4th quarter of 2006. In prior interim periods during the year, we accounted for these cash flows according to the transition method described in paragraph 81 of SFAS 123(R) and the guidance related to reporting cash flows in paragraph 68 of SFAS 123(R).

We expect that cash from operations will be sufficient to meet operating needs including changes in working capital for the near future. There is no assurance that the business operations will generate sufficient cash to meet these needs.

As discussed later in the contractual obligations section, we have approximately $1,299 of unrecognized tax benefits that have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Settlement of such amounts could require the utilization of working capital.

Investing Activities:

Net cash used for investing activities during 2007 was $19,794 compared to $1,850 for 2006. Of that total, we used $17,821 to purchase AeroAstro and $2,138 for capital expenditures. For 2006, investing activities included $1,850 in net cash used in investing activities, which included $2,134 in capital expenditures. During 2005, net cash used was $45,487, which was the result of the Xicom acquisition of $43,538 and capital expenditures of $2,053. During 2008, we believe that we will continue to invest in our businesses through additional capital expenditures at a rate similar to that of 2007. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, we may use a portion of our available cash at any time for the acquisition of complementary products or businesses. Our ability to spend funds on capital equipment or acquisitions is dependent on the opportunities that we identify and the overall health of our business and cannot be assured.

Financing Activities:

Net cash provided by financing activities declined to $2,522 in 2007 from $5,192 in 2006. This resulted primarily from a decrease (to $1,143 in 2007 from $6,265 in 2006) in the exercise of stock options and a related decline (to $440 in 2007 from $2,487 in 2006) in cash provided by tax benefits from disqualifying dispositions.

During 2006, net cash provided by financing activities was $5,192. Cash provided by financing activities was a result of exercises of stock options and proceeds from sale of common stock to employees totaling $7,455 and $2, 487 from tax benefit from disqualifying dispositions and our repayment of a loan offset this for $4,750 during the year.

During 2005, net cash provided by financing activities was $10,284. This cash resulted primarily from net borrowings of $4,750, the exercise of redeemable warrants of $2,717, the issuance of common stock through the exercise of employee stock options of $2,054 and the sale of common stock to employees of $768.

We entered into a credit arrangement with a bank in 2005, under which we borrowed $5,000 in the form of a term note with a three-year maturity on May 2, 2005. We used those funds to provide working capital and to finance a portion of the acquisition of Xicom. The note was paid and there was no outstanding balance as of December 31, 2006. We replaced this credit arrangement on September 1, 2007 (Please see Note 9 – Financial Instruments, in the Consolidated Financial Statements for a complete discussion of the credit agreement).

We believe that cash and cash equivalents on hand and anticipated future cash receipts will be sufficient to meet our obligations as they become due for the next twelve-months. As noted above, potential acquisitions or other operating conditions may require substantial capital resources, which, in turn, may require us to seek additional debt or equity financing. There are no assurances that we will be able to consummate any of these transactions.

Contractual Obligations and Commitments

Approximately $1,299 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, not included in the table below, we have recorded a liability for potential penalties and interest of approximately $89 as of December 31, 2007.

$ in thousands, except per share amounts

We had the following contractual obligations and commitments outstanding as of December 31, 2007:

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Operating Leases	$18,374	$2,835	$2,772	$2,642	$2,435	$1,386	$6,304

Purchase Orders	35,753	26,711	7,742	185	-	1,114	-

Capital leases	246	139	81	19	6	1	-

Total Commitments	$54,373	$29,686	$10,595	$2,846	$2,441	$2,501	$6,304

Impact of Inflation

We do not believe that inflation has had a material impact on revenues or expenses during our last five fiscal periods. We do not expect that inflation will materially affect our business within the next year.

Outlook and Strategic Alternatives

As discussed elsewhere in this Annual Report on Form 10-K, there is significant competition in our industry and we have historically experienced fluctuating operating results. These fluctuations can be attributed to, in part, the fluctuating demand that is inherent in parts of our industry, such as demand from the U.S. government and our reliance on foreign sales. We believe we have positioned ourselves to capitalize on the demand for satellite ground segment systems and created opportunities for future success. Nevertheless, as previously announced, in the first quarter of 2008, our Board of Directors retained Needham & Company as its financial advisor to assist it in exploring strategic alternatives, including a possible sale of Radyne, in an effort to ensure that shareholder value is being maximized. However, there cannot be any assurance that a transaction, whether a sale, recapitalization or other event, will take place. Please see Item 1A. – Risk Factors for further information.

Recent Accounting Pronouncements

➢

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (SFAS 141R). SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). We will assess the impact that SFAS 141R may have on our financial position and results of operations.

➢

In June of 2007, Emerging Issues Task Force issue 06-11, Tax benefit on dividend payment Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award, (“Issue 06-11”) was issued. Issue 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement of Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) and result in an income tax deduction for the employer. The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in Statement 123(R)). The consensus in Issue 06-11 is effective for us for income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning January 1, 2008. We are currently evaluating what impact, if any, this pronouncement will have on our consolidated financial statements.

➢

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses

$ in thousands, except per share amounts

on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

➢

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB released a proposed FASB Staff Position (FSP SFAS 157b – Effective Date of FASB Statement No. 157) which, if adopted, would delay the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

➢

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any necessary adjustment would generally be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The term “more-likely-than-not” means a likelihood of more than 50 percent. This recognition threshold is below the recognition threshold we currently utilize in assessing our current income tax positions and, hence, may result in the recognition of additional deferred tax assets or reduction in income taxes payable. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $533 in the liability for unrecognized tax benefits, which we accounted for as an increase to the January 1, 2007 balances of retained earnings and additional paid in capital in the amounts of $479 and $54, respectively.

Disclosure Concerning Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Radyne. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Annual Report or in documents incorporated by reference in this Annual Report.

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

We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk on our financial instruments from changes in interest rates. As of December 31, 2007, a change in interest rates of 10% over a year’s period would not have a material impact on our interest earnings. During the fourth quarter of 2006 we paid off a loan that was entered into on May 2, 2005 as described above in Liquidity and Capital Resources and note 8 – Financial Instruments in the Consolidated Financial Statements.

Item 8.        Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, together with related notes and the report of KPMG LLP, independent registered public accounting firm, are on the following pages. Other required financial information is more fully described in Part IV, Item 15 below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Radyne Corporation:

We have audited the accompanying consolidating balance sheets of Radyne Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radyne Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in 2007 and adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radyne Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of Radyne Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 14, 2008

Consolidated Balance Sheets

$ in thousands, except share amounts

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$24,789	$27,540
Accounts receivable - trade, net of allowance for doubtful accounts of $1,031 and $266, respectively	23,976	27,828
Cost in excess of billings	1,395	-
Inventories	23,234	21,106
Deferred Costs	865	-
Deferred tax assets	3,821	2,593
Income tax receivable	1,650
Prepaid expenses and other assets	1,345	1,196

Total current assets	81,075	80,263

Goodwill	45,581	29,950
Intangible assets	8,703	5,567
Deferred tax assets, net	521	190
Property and equipment, net	3,775	3,822
Other assets	233	212

Total Assets	$139,888	$120,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,393	$5,959
Accrued expenses	9,255	9,994
Customer advance payments	1,186	1,057
Current portion of long-term debt	-	-
Deferred tax liability	-
Fair value of contracts acquired	120	-
Income taxes payable	-	981
Capital lease obligation	111	-

Total current liabilities	18,065	17,991

Income taxes payable	1,299	-
Deferred revenue	1,703	-
Deferred rent	226	148
Capital lease obligation	96	-

Total liabilities	21,389	18,139

Commitments and contingencies (notes 9 and 17)
Stockholders’ equity:
Common stock (1)	19	18
Additional paid-in capital	81,412	75,500
Retained earnings	37,006	26,315
Other comprehensive income	62	32

Total stockholders’ equity	118,499	101,865

Total Liabilities and Stockholders’ Equity	$139,888	$120,004

(1) $.001 par value - authorized, 50,000,000 shares; issued and outstanding, 18,792,756 shares and 18,351,576 shares, respectively

See accompanying notes to consolidated financial statements.

Consolidated Statement of Earnings

$ in thousands, except per share amounts

	December 31, 2007	December 31, 2006	December 31, 2005
Net sales	$142,054	$134,209	$103,263
Cost of sales	85,866	77,738	57,251

Gross profit	56,188	56,471	46,012

Operating expenses:
Selling, general and administrative	30,029	28,627	21,777
Research and development	11,835	10,947	8,824

Total operating expenses	41,864	39,574	30,601

Earnings from operations	14,324	16,897	15,411
Other (income) expense:
Interest expense	37	241	252
Interest and other income	(1,480)	(1,359)	(665)

Earnings before income taxes	15,767	18,015	15,824
Income tax expense	5,555	6,150	5,138

Net earnings	$10,212	$11,865	$10,686

Earnings per share:
Basic	$0.55	$0.66	$0.63

Diluted	$0.54	$0.63	$0.60

Weighted average number of common shares outstanding:
Basic	18,526	18,026	16,838
Diluted	19,028	18,845	17,700

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholder’s Equity and Comprehensive Income

$ in thousands, except per share amounts

	Common Shares	Common Stock	Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
Balances at December 31, 2004	16,233	16	$54,414	$3,764	$-	$58,194

Exercise of stock options	462	1	2,053	-	-	2,054

Exercise of stock warrants	311	-	2,717	-	-	2,717

Issuance of common stock through employee stock purchase plan	109		768	-	-	768

Shares issued - acquisition	220	-	2,018	-	-	2,018

Acceleration of stock options	-	-	365	-	-	365

Tax benefit from stock option exercises			836	-	-	836

Foreign translation adjustment	-	-	-	-	2	2
Net earnings	-	-	-	10,686	-	10,686

Comprehensive income						10,688

Balances at December 31, 2005	17,335	17	$63,171	$14,450	$2	$77,640

Exercise of stock options	870	1	6,265	-	-	6,266

Issuance of common stock through employee stock purchase plan	127	-	1,190	-	-	1,190

Stock compensation - stock awards	20	-	259	-	-	259

Stock compensation - stock options granted	-	-	1,699	-	-	1,699

Stock compensation - ESPP	-	-	429	-	-	429

Tax benefit from stock option exercises	-	-	2,487	-	-	2,487

Foreign translation adjustment	-	-	-	-	30	30
Net earnings	-	-	-	11,865	-	11,865

Comprehensive income						11,895

Balances at December 31, 2006	18,352	18	$75,500	$26,315	$32	$101,865

Exercise of stock options	220	1	1,143	-	-	1,144

Exercise of stock warrants	-	-	-	-	-	-

Issuance of common stock through employee stock purchase plan	134	-	1,132	-	-	1,132

Stock compensation - stock awards	5	-	58	-	-	58

Stock compensation - stock options granted	-	-	887	-	-	887

Stock compensation - ESPP	-	-	367	-	-	367

Shares issued - acquisition	82	-	876	-	-	876

Stock options exchanged in acquisition	-	-	968	-	-	968

Tax benefit from disqualifying dispositions	-	-	440	-	-	440

Adoption of FIN 48	-	-	54	479	-	533

Stock issuance costs	-	-	(13)	-	-	(13)

Foreign translation adjustment	-	-	-	-	30	30
Net earnings	-	-	-	10,212	-	10,212

Comprehensive income						10,242

Balances at December 31, 2007	18,793	19	$81,412	$37,006	$62	$118,499

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

$ in thousands, except per share amounts

	December 31, 2007	December 31, 2006	December 31, 2005
Operating Activities
Net earnings	$10,212	$11,865	$10,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for bad debt	694	374	(331)
Deferred income taxes	(1,161)	187	3,070
Gain on disposal of assets	(105)	(264)	(53)
Depreciation and amortization	3,713	3,441	2,378
Realization of normal profit margin	(203)	-	-
Tax benefit from stock plan dispositions	(440)	(2,487)	836
Deferred revenue	1,258	-	-
Deferred costs	(865)	-	-
Stock compensation expense	1,312	2,387	365
Increase (decrease) in cash resulting from changes in: (1)
Accounts receivable	5,526	(7,865)	(4,787)
Costs in excess of billings	(1,395)	-	-
Inventories	(2,051)	(3,049)	542
Income tax receivable	(1,650)	-	-
Prepaid expenses and other current assets	17	(332)	324
Other assets	35	66	(44)
Accounts payable	377	682	(2,262)
Accrued expenses	(2,019)	949	1,971
Income taxes payable	1,066	2,859	286
Customer advance payments	91	(1,262)	347
Long-term obligations	79	(265)	(399)
Accrued stock option compensation	-	(46)	(100)

Net cash provided by operating activities	14,491	7,240	12,829

Investing Activities
Acquisition, net of cash	(17,821)	(104)	(43,538)
Capital expenditures	(2,138)	(2,134)	(2,053)
Proceeds from sales of property and equipment	165	388	104

Net cash used in investing activities	(19,794)	(1,850)	(45,487)

Financing Activities
Borrowing from notes payable	-	-	5,000
Payments under notes payable	-	(4,750)	(250)
Payment for credit facility fee	(140)	-	-
Net proceeds from sale of common stock to employees	1,119	1,190	768
Exercise of stock options	1,143	6,265	2,054
Exercise of redeemable warrants	-	-	2,717
Tax benefit from stock plan dispositions	440	2,487	-
Principal payments on capital lease obligations	(40)	-	(5)

Net cash provided by financing activities	2,522	5,192	10,284

Net (decrease) increase in cash and cash equivalents	(2,781)	10,582	(22,374)
Effects of exchange rate changes on cash and cash equivalents	30	30	2
Cash and cash equivalents, beginning of year	27,540	16,928	39,300

Cash and cash equivalents, end of year	24,789	$27,540	$16,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$38	$275	$176

Cash paid for taxes	$6,887	$3,104	$623

Non-cash investing activities:
Issuance of 219,709 shares of common stock in acquisition	$-	$-	$2,018
Adjustments for Xicom acquisition accounting, primarily for tax credits identified during allocation period	-	488	-
Tax credits recognized at adoption of FIN 48	533	-	-
Issuance of 81,699 shares of common stock and exchange of 211,327 stock options in AeroAstro conversion	1,844	-	-

(1) Net of assets and liabilities purchased in acquisition

See accompanying notes to consolidated financial statements.

$ in thousands, except per share amounts

Radyne Corporation

Notes to the Consolidated Financial Statements

For the year ended December 31, 2007, 2006 and 2005

1.	Organization and Nature of Business

Radyne Corporation designs, manufactures and sells products and systems used for the transmission and reception of data and video over satellite, microwave and cable communication networks. 2007 fiscal revenue totaled $142,054. We operate three reporting segments: Satellite Electronics, Microsatellites and Amplifiers.

The Satellite Electronics segment manufactures products under both the Radyne and Tiernan brand names. Radyne supplies satellite electronics used in satellite ground stations and Tiernan supplies HDTV and SDTV encoding and transmission equipment. The Microsatellite segment manufactures products under the AeroAstro name. AeroAstro is a leader in innovative microsatellite (typically weighing less than 150 kg) systems, components and advanced communication technologies. The Amplifier segment manufactures products under the Xicom brand name. Xicom produces high power amplifiers for communication applications.

Our corporate headquarters lie in Phoenix, Arizona; and we have sales and manufacturing facilities in Phoenix, Arizona; San Diego and Santa Clara, California; Ashburn, Virginia and sales or service centers in Boca Raton, Florida; Littleton, Colorado; Singapore; China; Indonesia; and the United Kingdom.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of Radyne and our subsidiaries. The consolidated statements of operations and cash flows include the results of operations of Xicom from May 27, 2005, the date of the acquisition, through December 31, 2005. The consolidated statements of operations and cash flows include the results for AeroAstro from August 1, 2007, the date of acquisition, through December 31, 2007. We eliminate intercompany accounts and transactions in our consolidation.

Cash & Cash Equivalents

We consider all money market accounts and short term AAA or AA investments with original maturities of 90 days or less to be cash equivalents. The amount of cash & cash equivalents at December 31, 2007 and 2006, were $24,789 and $27,540, respectively.

Accounts Receivable

Accounts receivable consist of trade receivables from customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess this allowance on a regular basis and based on historical experience, management makes a periodic judgment of the collectability of the receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

We recognize a sale when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and when collectability is reasonably assured. We recognize revenue associated with services when performance of the related service has taken place. Amounts billed to customers for shipping and handling is included in revenue. We do not have a policy which allows for customer sales returns, nor have we experienced a significant volume of returns. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted.

We have commercial and U.S. government fixed-price contracts that we account for under AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We primarily use the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total estimated costs. We review and revise these estimates periodically throughout the lives of the contracts and we make adjustments to profits resulting from such revisions cumulative to the date of change. We also record a provision for anticipated losses on uncompleted contracts in the period in which such losses become evident.

Long-term U.S. government cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43, Chapter 11 – Government Contracts (“ARB 43”), in addition to SOP No. 81-1. We record revenue as we incur costs and include estimated fees in the proportion that costs incurred to date bear to

$ in thousands, except per share amounts

total estimated costs. The fees earned under certain commercial and U.S. government contracts may be increased or decreased in accordance with costs or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue either at the time the amounts can be reasonably determined, or when they are actually awarded.

Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are met. When the fair value of any undelivered item is not determinable and until all elements of the entire contract are delivered, we defer revenue.

Inventories

Inventories are valued at standard costs, which approximates lower of cost or market using the first-in, first-out (“FIFO”) method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If market conditions were to improve, we would not reverse previously recorded downward adjustments.

Property and Equipment

We record property and equipment at cost. We state equipment held under capital leases at the present value of future minimum lease payments. Expenditures for repairs and maintenance are charged to operations as incurred and improvements, which extend the useful lives of the assets, are capitalized. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of major asset classes are as follows:

Asset	Life (in years)
Machinery and equipment	3-7
Furniture and fixtures	2-7
Demonstration units	2-3
Computers and software	3-5

Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS 142”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. We review goodwill at least annually, considering factors such as projected cash flows, revenue and earnings multiples, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs.

We assess the recoverability of the carrying value of our other long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS 144. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, an impairment loss would be recognized and the carrying amount of the asset would be reduced to its estimated fair value.

Warranty Costs

We provide limited warranties on certain products and systems for periods generally not exceeding two years. Estimated warranty costs for potential product liability and warranty claims based on our claim experience are accrued as a cost of sales at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of vendors, our warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting product failures. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The following table summarizes the activity related to our product warranty liability for 2007 and 2006:

Warranty Costs	2007	2006
Balance at beginning of period	$2,526	$2,101
Provisions	2,213	3,572
Payments	2,929	(3,147)

Balance at end of period	$1,810	$2,526

Research and Development

The cost of research and development is charged to expense as incurred.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax

$ in thousands, except per share amounts

assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would increase the provision for income taxes.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $533 in the liability for unrecognized tax benefits, which we accounted for as an increase to the January 1, 2007 balances of retained earnings and additional paid in capital in the amounts of $479 and $54, respectively.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the full impact of this standard on our future consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

We do not anticipate that the total amount of unrecognized tax benefits will significantly change during 2008.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are principally accounts receivable. We maintain ongoing credit evaluations of our customers and generally do not require collateral.

We maintain allowances for doubtful accounts for the estimated losses resulting from the inability of our customers to make required payments and such losses have not exceeded management’s expectations. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Periodically during the year, we maintain cash in financial institutions in excess of the amounts insured by the federal government. These amounts were $24,689 and $27,440 as of December 31, 2007 and 2006, respectively.

Net Earnings Per Share

We compute basic earnings per share by dividing earnings available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in our earnings.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, accounts receivable and accounts payable.

$ in thousands, except per share amounts

The fair value of cash equivalents, accounts receivable and accounts payable approximates the carrying value due to the short-term nature of these instruments.

Share-Based Compensation

Effective January 1, 2006, we began accounting for share-based compensation under the provision of Statement of Financial Accounting Standards (“SFAS 123 (R)”) No. 123(R), Share-Based Payment, which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), compensation expense is estimated at the grant date based on the fair value of the awards expected to vest and recognized as an expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate the fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life. For details on the accounting effect of share-based compensation, see Note 4 – Share-Based Compensation.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3,Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the hypothetical additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the hypothetical APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

Segment Reporting

We have utilized the management approach, as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), to determine if we have reportable operating segments. Based on this evaluation, after the acquisition of AeroAstro, we organized into three reporting segments: 1) Satellite Electronics, which includes satellite and cable communications products, represented by the Radyne and Tiernan brand products; 2) Microsatellites, which includes AeroAstro; and 3) Amplifiers, which represents Xicom brand products. Each segment is organized and managed separately to make key decisions such as sales and marketing and product development. Ultimately, the chief operating decision maker evaluates and makes decisions based on the financial information available about these three segments. Our chief operating decision maker is the CEO.

Foreign Currency Translation

Assets and liabilities are translated to U.S. dollars at the reporting period exchange rate and the resulting gains and losses arising from the translation of net assets are recorded as other comprehensive income in equity in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the period and foreign currency transaction gains and losses are included in the Consolidated Statements of Earnings. Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses the Great Britain Pound as its functional currency. We also maintain small balances of local currencies for transaction purposes in support of our operations in Singapore and China.

Lease Obligations

We recognize lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases. Accordingly, the total amount of base rentals over the term of our leases are charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.

Reclassification

We have reclassified certain prior year amounts to conform to the current year presentation. The operating activities section of the Consolidated Statement of Cash Flows reflects this reclassification.

3.	Acquisition – Business Combination

On August 1, 2007, we completed our acquisition of AeroAstro, Inc. AeroAstro is a leading provider of satellites, microsatellites and other space systems. The combination of AeroAstros satellites and space systems with our line of satellite electronics, broadcast equipment and amplifiers makes us a full-line supplier of satellite electronic systems.

We paid approximately $17,193 in cash, $876 in shares (81,699 shares valued at $10.72 per share-based on the average share price for the two-days prior through the two days after acquisition agreement) and assumed $354 in debt for 100% of the common stock of AeroAstro. Any subsequent changes to the costs may result in a charge to earnings in accordance with SFAS 141 — Business Combinations.

$ in thousands, except per share amounts

The table below reflects the purchase price we recorded:

AeroAstro Purchase Price
Cash	$17,193
Assumption of debt, net of cash acquired	354
Stock (81,699 shares x $10.72)	876

Total Purchase Price	$18,423

Stock Options Exchanged	$968
Transactional Costs	274

Total Costs Associated with Transaction	$19,665

The table below reflects our allocation of the purchase price:

Purchase Price Allocation
Current assets, net of cash acquired	$2,645
Property and equipment	203
Deposits	56
Intangible assets	4,520
Current liabilities	(2,698)
Capital lease obligation	(247)
Deferred revenue	(445)

Excess of purchase price - Goodwill	$15,631

On May 27, 2005, we completed our acquisition of Xicom Technology, Inc. (“Xicom”). Xicom is a leading provider of satellite and microwave power amplifiers and other RF products. The combination of Xicom’s amplifier products and RF technologies with our line of satellite electronics and broadcast equipment made us a full-line supplier of satellite electronic systems.

We paid approximately $37,539 in cash, $2,018 in shares (219,708 shares valued at $9.186 per share-based on the average share price for the two-days prior through the two days after acquisition agreement) and assumed $5,034 in debt for 100% of the common stock of Xicom. The purchase price decreased during the year of the acquisition, which was due to R&D tax credits recognized for the pre-acquisition periods and offset by certain liabilities, which were not recorded as of the acquisition date, which is reflected as a decrease to goodwill for 2006. Any subsequent changes to the purchase price allocation will likely result in a charge to earnings in accordance with SFAS 141 — Business Combinations.

The table below reflects the purchase price we recorded:

Xicom Purchase Price
Cash	37,539
Assumption of debt, net of cash acquired	5,034
Stock	2,018
Acquisition costs	1,268

Total Purchase Price	$45,859

The table below reflects our allocation of the purchase price:

Purchase Price Allocation
Current assets	$18,863
Property and equipment	2,207
Intangible assets	7,370
Current liabilities	(8,414)
Deferred tax liability	(1,800)
Customer advances	(1,823)
Long-term obligations & income tax	(494)

Excess of purchase price - Goodwill	$29,950

$ in thousands, except per share amounts

The following unaudited pro forma summary of condensed combined financial information is intended to reflect our combined results of operations as if the acquisition of Xicom and AeroAstro had occurred at the beginning of each period presented. We had full financial inclusion of Xicom during 2007 and 2006.

Pro Forma Financials		2007(1)	2006(2)	2005
Net sales	As reported	$142,054	$134,209	$103,263
	AeroAstro addition	7,387	12,364	-
	Xicom addition	-	-	42,537
	Pro forma	149,441	146,573	145,800

Operating income	As reported	14,324	16,897	15,411
	AeroAstro addition	(1,471)	(620)	-
	Xicom addition	-	-	(307)
	Pro forma	12,853	16,277	15,104

Net earnings	As reported	10,212	11,865	10,686
	AeroAstro addition	(1,099)	(942)	-
	Xicom addition	-	-	(824)
	Pro forma	9,113	10,923	9,862

Diluted earnings per share	As reported	$0.54	$0.63	$0.60
	AeroAstro addition	$(0.02)	$(0.05)	$-
	Xicom addition	$-	$-	$(0.05)
	Pro forma	$0.52	$0.58	$0.55
(1)	Pro forma results for 2007 were adjusted using additional amortization and other expenses of $445, interest expense of $499 and tax (benefit) of ($584).
(2)	Pro forma results for 2006 were adjusted using additional amortization and other expenses of $763, interest expense of $856 and tax (benefit) of ($535).

4.	Share-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements. We elected to use the Alternative Method of calculating our hypothetical APIC Pool in accordance with FSP 123(R)–3 during the fourth quarter of 2006.

Prior to Adoption of SFAS 123 (R)

For those periods prior to December 31, 2005, we accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations for fiscal 2005 and prior years and accordingly, recognized no compensation expense for the stock option grants. In December 2005, we accelerated the vesting of all “unvested” stock options and recorded a charge of $365, in accordance with APB 25 as interpreted by FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, related to the future expected forfeiture rate on the accelerated options. We recognized expenses of $365, which were reflected in the various categories on the Consolidated Statement of Earnings: cost of sales - $62, selling, general and administration - $226 and research & development - $77. As a result of the vesting acceleration, options to purchase approximately 1.4 million shares became exercisable immediately. Under SFAS 123(R) which we adopted effective January 1, 2006, we would have been required to recognize approximately $3,500 in additional stock compensation expense over the remaining vesting term of the unvested options in our Consolidated Statements of Earnings. By vesting these options prior to adoption of SFAS 123(R), we reduced future stock compensation expense related to these options.

The following table represents the effect on net income and earnings per share if we had applied the fair value based method and recognition provisions of SFAS 123 for 2005:

Effects of Fair Value Method & SFAS 123	2005
Net earnings:
As reported	$10,686
Compensation expense, using intrinsic method, net of tax	365
Compensation expense, using fair value method, net of tax	(3,248)

Pro forma	$7,073

Earnings per share:
Basic - as reported	$0.63

Basic - pro forma	$0.42

Diluted - as reported	$0.60

Diluted - pro forma	$0.40

$ in thousands, except per share amounts

Financial Impact of SFAS 123 (R)

SFAS 123(R) resulted in stock option expense during the years ended 2007 and 2006. Below is an allocation of the expense:

Share Based Payment Expense	2007	2006
Cost of sales	$207	$266
Research and development	269	273
Selling, general and administrative	836	1,848

Total stock compensation expense	1,312	$2,387

Total stock compensation expense, after tax	849	$1,572

Diluted earnings per share impact	$0.04	$0.08

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2007 and 2006, $367 and $429, respectively, relates to stock-based awards issued pursuant to the Employee Stock Purchase Plan.

We utilize the Black-Scholes Options-Pricing Model to determine the fair value of shares awarded under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). We made assumptions for the three categories of compensation expense recorded during the period: stock options, employee stock purchase plan and awards granted. Since directors, executives and non-executives have different historical option exercise patterns, we grouped our assumptions into categories for options issued under these categories. Using the simplified method as defined under SAB 107 and 110, the expected term was determined to be 5 years for directors, 6 years for executives and 3 years for non-executives based on these historical option exercise patterns and excluding grants that we determined were not reflective of the current business environment. We calculate volatility using our historical volatility rates. We calculated the risk free interest rate using the current quoted rates from U.S government treasury instruments. The following table outlines the assumptions, on average, for all of the share-based compensation we issued during 2007:

Valuation Assumptions (1)	2007	2006
Expected life (years)	3.62	4.0
Risk-free interest rate	4.1%	4.7%
Expected dividend yield	-	-
Expected stock price volatility	46%	67%

(1)For the employee stock purchase plan, historical information was used from the prior six-month period to determine the term and volatility.

We currently have three option-share-based compensation programs, the 1996 Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Stock Option Plan (the “2000 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The table below outlines the grants under these plans, for further grant detail refer to Note 16 – Employee Benefit Plans.

Incentive Based Stock Awards	Number of Awards	Weighted - Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,366	$8.89
AeroAstro Conversion	184	$7.18
Granted	66	9.24
Exercised	(220)	5.19
Cancelled or expired	(22)	11.24

Outstanding at December 31, 2007	2,374	$9.08	5.80	$4,083

Vested and Expected to Vest	2,324	$9.04	5.74	$4,064

The weighted-average grant-date fair value of share options granted during the year ended December 31, 2007 was $4.79. The aggregate intrinsic value represents the difference between our closing stock price of $9.20 as of December 31, 2007 and the exercise price multiplied by the number of options outstanding and exercisable as of that date. The actual tax benefit realized from stock plan dispositions totaled $440 for the year ended December 31, 2007. In accordance with FSP 123(R)-3, in the Consolidated Statement of Cash Flows, we classified the $440 tax benefits from stock plan dispositions to cash provided by financing activities. We received $2,262 in cash on the exercise of stock awards and net proceeds for sales to employees during 2007.

We will recognize approximately $1,099 in future compensation expense related to non-vested options with a weighted average vesting period remaining of 1.8 years.

$ in thousands, except per share amounts

5.	Inventories

Inventories consist of the following:

Inventory	2007	2006
Raw materials and components	$16,293	$14,638
Work-in-process	3,667	4,069
Finished goods	3,274	2,398

Total inventory	$23,234	$21,106

6.	Property and Equipment

Property and equipment consist of the following:

Plant, Property & Equipment	2007	2006
Machinery & equipment	$8,292	$7,286
Furniture & fixtures	557	536
Leasehold improvements	992	668
Demonstration units	2,872	2,526
Computers & software	3,209	2,731

	$15,921	$13,747
Less: accumulated depreciation & amortization	(12,146)	(9,925)

Total plant, property & equipment, net	$3,775	$3,822

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2,329, $2,287 and $1,703, respectively.

7.	Intangible Assets

The following intangible assets as of December 31, 2007, resulted from the valuation of the assets acquired in the Xicom acquisition in 2005 and the acquisition of AeroAstro in 2007.

				2006		2007
Intangible assets subject to amortization:	Life		Cost	Accumulated amortization	Net	Additions	Amortization Expense	Net
Core technologies	10		$4,920	$779	$4,141	$-	$492	$3,649
Customer relationships	4		2,040	808	1,232	-	510	722
Covenant not-to compete	3		410	216	194	-	137	57
Developed technologies	10		3,300	-	-	3,300	138	3,162
Contracts	5		500	-	-	500	42	458
Customer relationships	10		300	-	-	300	23	277
Beneficial lease	4.6		341	-	-	341	31	310
Covenant not-to compete	3		70	-	-	70	10	60
Backlog	3		9	-	-	9	1	8
Total	8.3	(1)	$11,890	$1,803	$5,567	$4,520	$1,384	$8,703

(1)	Weighted average life

Amortization expense for the years ended December 31, 2007 and 2006 was $1,384 and $1,100, respectively. Amortization expense for the following years is estimated as follows: 2008 - $1,620, 2009 - $1,265, 2010 - $1,042, 2011 - $1,026, 2012 - $923 and $2,839 for the remaining lives.

Goodwill, non-tax deductible, created in connection with the acquisition of Xicom and AeroAstro, decreased over the year ended December 31, 2006 due to additional R&D tax credits of $711 recognized for the periods prior to acquisition and offset by certain liabilities totaling $328 which were not recorded as of the acquisition date. Any subsequent changes to the costs may result in a charge to earnings in accordance with SFAS 141 – Business Combinations.

$ in thousands, except per share amounts

8.	Accrued Expenses

The following represents a summary of accrued expenses:

Accrued Expenses	2007	2006
Wages, vacation & related payroll taxes	$4,548	$4,868
Professional fees	804	705
Warranty reserve	1,810	2,525
Commissions	969	767
Deferred rent	139	269
Taxes payable	159	444
Royalties	90	-
Contract Loss Provisions	329	-
Other	407	416

Total accrued expenses	$9,255	$9,994

9.	Financial Instruments

During 2007, we entered into a new credit arrangement with a syndicate of banks to replace our existing line of credit. The new arrangement provides up to $60,000. The amount of credit available to us under the credit agreement at December 31, 2007 was approximately $59,928. We paid approximately $140 representing a facility fee and bank costs for a four-year commitment on the arrangement, whether or not we draw any amounts on the line of credit. The credit agreement expires on August 31, 2011 and limits transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. Substantially all of our assets collateralize the line of credit and to be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at December 31, 2007. The overall credit agreement specifies interest rates between LIBOR plus 100 - 175 basis points based on certain financial measurements or prime rate minus 50 basis points depending on terms and other conditions.

10.	Commitments

Amounts paid under operating lease and rental agreements were $2,476, $2,102 and $2,300 for the years ended December 31, 2007, 2006 and 2005, respectively. We record lease expense on a straight-line basis over the lease term when the lease contains escalating rent payments. Future minimum rentals under leases after December 31, 2007 are as follows:

Fiscal Year	Operating Leases
2008	$2,835
2009	2,772
2010	2,642
2011	2,435
2012	1,386
Thereafter	6,304

Total future minimum lease payments	$18,374

The lease for our Phoenix facility expires in July 2018 subject to an option to renew for two consecutive terms of five years each. The lease for the Chandler facility expires in October 2008 subject to an option for a five-year renewal. The lease for the San Diego facility expires in June 2010 subject to an option to renew for two consecutive terms of five years each. The lease for the Santa Clara facility renewed in 2006 expiring in April 2012, with additional square footage acquired, subject to an option for a five-year renewal. The lease for the Ashburn facility expires in February 2012.

We currently sublease a portion of our Phoenix and Armer facilities. We offset rent expense of $713, $702 and $692 with $501, $488 and $292 for the years ended December 31, 2007, 2006 and 2005, respectively, for rent payments received through these subleases. As of December 31, 2007, future minimum rentals under leases after December 31, 2007 have not been reduced by minimum sublease rentals of $412 for the year ended December 31, 2008. These sublease agreements expires in 2008. We are currently in the process of renewing the sublease at our Phoenix facility.

We primarily have commitments with certain suppliers and subcontract manufacturers to supply certain components and products and we estimate that non-cancelable obligations under these commitments were approximately $35,753 at December 31, 2007, $26,711 of which is anticipated to be paid in 2008. Payments due under these obligations for 2009 -$7,742, 2010 - $185, 2011 - $0 and 2012 - $1,114. In addition to these commitments, we currently have issued $72 of outstanding letters of credit.

$ in thousands, except per share amounts

11.	Capital Leases

Future capital lease obligations due after December 31, 2007 are as follows:

Fiscal Year	Capital Leases
2008	$139
2009	81
2010	19
2011	6
2012	1
Thereafter	-

Total future minimum lease payments	246

Less: Interest	39
Present value of future minimum capital lease payments	207
Less: Current installments	111

Capital lease obligations due after one year	$96

12.	Income Taxes

Included in the current tax expense (benefit) is approximately $440, $2,318 and $836 related to tax benefits allocated directly to additional paid-in capital for the 2007, 2006 and 2005 years, respectively. In addition, included in the current tax expense is approximately $4 related to the net increase in FIN 48 uncertain tax benefits for the 2007 year, approximately $64 related to interest accrued related to FIN 48 liabilities, and approximately $35 related to interest on amended tax return filings.

Income tax expense (benefit) amounted to $5,555, $6,150 and $5,138 for the years ended December 31, 2007, 2006 and 2005, respectively. The federal statutory tax rate for 2007, 2006 and 2005 was 35%. The reconciliation our effective tax rate on income from continuing operations and the statutory tax rate is as follows:

Income Taxes	2007	2006	2005
Computed Federal statutory tax expense	$5,518	$6,306	$5,538
State tax expense (benefit)	293	608	530
Extra territorial income exclusion	-	(349)	(407)
Research and development credit	(412)	(254)	(400)
Domestic Production Activities Deduction	(307)	(187)
Other adjustments	463	26	(123)

Total	$5,555	$6,150	$5,138

Pre-Tax Income	$15,767	$18,016	$15,824
Computed Federal statutory tax expense	35%	35%	35%
State tax expense (benefit)	2%	3%	3%
Extra territorial income exclusion	0%	-2%	-3%
Research and development credit	-3%	-1%	-3%
Domestic Production Activities Deduction	-2%	-1%	0%
Other adjustments	3%	0%	-1%

Total	35%	34%	32%

$ in thousands, except per share amounts

Components of income tax expense (benefit) for 2007, 2006 and 2005 follow:

Income Tax Expense	2007	2006	2005
Current:
Federal	$6,474	$5,258	$1,540
State	482	702	518
Foreign	60	3	10

Total	7,016	5,963	2,068

Deferred:
Federal	(1,441)	5	2,773
State	(20)	182	297
Foreign	—	—	—

Total	(1,461)	187	3,070

Income Tax Expense	$5,555	$6,150	$5,138

We have not recognized U.S. income and foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $398 at December 31, 2007. Determination of the amount of any unrecognized deferred tax liability on this temporary difference is not practicable.

Components of deferred tax assets and liabilities follow:

Deferred Tax Assets	2007	2006
Tax effect of net operating loss carryforwards:
Federal	$2,322	$1,489
State	303	62
Foreign	-	-
Tax credits	190	390
Reserves and accruals:

Compensated absenses	561	402
Inventory reserves	548	201
Bad debt reserves	401	95
263A Inventory	385	439
Warranty reserves	704	994
Deferred rent	142	131
Deferred revenue	326	-
Other reserves	1,008	907
Depreciation	1,308	441
Stock based compensation	523	397

Net deferred tax assets	8,721	5,948
Valuation allowance	(1,004)	(1,201)

	$7,717	$4,747
Deferred Tax Liabilities
Basis in goodwill and intangibles	(2,954)	(1,706)
Other deferred tax liabilities	(421)	(258)

Net deferred tax asset	$4,342	$2,783

Subsequent recognition of any of the valuation allowance would be allocated to reduce goodwill of other non-current intangible assets of acquired entities and would not result in an income statement benefit.

During the year ended December 31, 2007, we reduced the valuation allowance related to net operating loss deferred tax assets by approximately $197 due to the expiration of a portion of the net operating loss carryforwards, which were limited as to their utilization pursuant to IRC §382. At December 31, 2007, we had federal net operating loss carryforwards of approximately $6,600 expiring in various amounts from 2008 through 2022; state net operating loss carryforwards of approximately $6,800 expiring in various amounts from 2009 to 2027; and state tax credit carryforwards of approximately $837 which do not expire. Approximately $2,900 of the federal net operating loss carryforwards are expected to expire due to

$ in thousands, except per share amounts

limitations pursuant to IRC §382, thus we have maintained a valuation allowance for these net operating losses. The balance of these net operating losses and tax credits are available for utilization against taxable income/taxes payable in future periods, if any.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods or within applicable carryback periods. Although realization is not assured, our management has recorded a net deferred tax asset for the amount it believes is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year, in thousands:

Unrecognized Tax Benefit	2007
Unrecognized tax benefit - opening balance	$1,724
Gross increases - tax positions in prior period	8
Gross decreases - tax positions in prior period	(179)
Gross increases - tax positions in current period	201

Unrecognized tax benefit - ending balance	$1,754

Included in the balance of unrecognized tax benefits at December 31, 2007, are approximately $992 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are approximately $483 of tax benefits that, if recognized would result in a decrease to goodwill recorded in purchase business combinations, and approximately $279 of tax benefits, that if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. Related to the uncertain tax benefits noted above, we have not accrued any penalties and have accrued interest of approximately $64 during 2007, and in total, as of December 31, 2007, have not recognized any liability for penalties and have recognized a liability for interest of $89.

We do not anticipate that the total amount of our unrecognized tax benefits will significantly change during the next twelve-months.

Radyne and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, Arizona and

California. The tax years that remain open to examination by the U.S. federal jurisdiction are years 2004, 2005, 2006 and 2007; the Arizona and California filings that remain open to examination are years 2003, 2004, 2005, 2006 and 2007.

13.	Significant Customers and Foreign and Domestic Sales

During the year ended December 31, 2007, one customer represented more than 10% of consolidated sales. During the years ended December 31, 2006 and 2005, no single customer represented more than 10% of our net sales. Because of the nature of our business, we anticipate that any customer who could potentially represent 10% or more of our total revenue will vary from period to period depending upon the placement of significant orders by a particular customer or customers in any given year. Two customers in both the Amplifier and Microsatellite segments and one customer in the Satellite Electronics segment accounted for more than 10% of the segmented sales. During 2007, there was no country, besides the United States, that accounted for more than 10% of consolidated sales.

Our sales in principal foreign and domestic markets as a percentage of total sales for the years ended December 31, 2007, 2006 and 2005 follow:

Region	2007	2006	2005
Asia	16%	19%	16%
Africa/Middle East	3%	5%	7%
Americas	3%	2%	3%
Europe	13%	16%	15%
Total Foreign Sales	35%	42%	41%
Domestic	65%	58%	59%
	100%	100%	100%

Stockholders’ Equity

We have the authority to issue ten million shares of preferred stock, par value $0.001 per share. At December 31, 2007 and 2006, no preferred shares were issued or outstanding.

14.	Related Party Transactions

The Chairman of our Board of Directors, Dr. C.J. Waylan, also serves on the Board of Directors of one of our customers, GlobeComm Systems, Inc. 2007 sales with this customer totaled $1,747 and accounts receivable as of December 31, 2007 were $659.

$ in thousands, except per share amounts

15.	Segment Reporting

Below are the results of operations from the three reporting segments. We acquired in August of 2007, thus the results below are not comparable from 2006 to 2007. We acquired Xicom in May 2005, thus the results below are not comparable from 2005 to 2006.

Segment Reporting	2007	2006	2005
Net Sales
Satellite Electronics	$62,199	$72,156	$70,848
Microsatellites	7,668	-	-
Amplifiers	72,187	62,053	32,415
Corporate		-	-

Total Net Sales	$142,054	$134,209	$103,263

Percentage of Revenue
Satellite Electronics	44%	54%	69%
Microsatellites	5%	0%	0%
Amplifiers	51%	46%	31%
Corporate	0%	0%	0%

Total Revenue	100%	100%	100%

Operating Income
Satellite Electronics	$11,056	$26,659	$27,423
Microsatellites	543	-	-
Amplifiers	9,209	6,485	1,656
Corporate	(6,484)	(16,246)	(13,668)

Total Operating Income	$14,324	$16,898	$15,411

Assets
Satellite Electronics	$54,530	$57,126	$42,136
Microsatellites	23,927	-	-
Amplifiers	61,431	62,878	58,492
Corporate	-	-	-

Total Assets	$139,888	$120,004	$100,628

Depreciation & Amortization
Satellite Electronics	$1,017	$1,056	$973
Microsatellites	283	-	-
Amplifiers	2,413	2,385	1,405
Corporate	-	-

Total Depreciation & Amortization	$3,713	$3,441	$2,378

Goodwill
Satellite Electronics	$-	$-	$-
Microsatellites	15,631	-	-
Amplifiers	29,950	29,950	30,333
Corporate		-

Total Goodwill	$45,581	$29,950	$30,333

For the year ended December 31, 2005, we classified certain assets obtained in the acquisition of Xicom as assets of the Satellite Electronics segment. As of December 31, 2006, we reclassified these assets in the Amplifier segment for all periods presented.

$ in thousands, except per share amounts

16.	Earning Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities follow:

	2007	2006	2005
Numerator:
Net earnings	$10,212	$11,865	$10,686
Denominator:
Weighted average common shares for basic earnings per share	18,526	18,026	16,838
Net effect of dilutive stock options and warrants	502	819	862

Weighted average common shares for diluted earnings per share	19,028	18,845	17,700
Basic earnings per share:
Net earnings per basic share	$0.55	$0.66	$0.63
Diluted earnings per share:
Net earnings per diluted share	$0.54	$0.63	$0.60
Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than the average market price	1,007	595	693

17.	Employee Benefit Plans

401(k) Plan

Radyne has a qualified contributory 401(k) plan that covers all employees who have attained the age of 18 and employed at the enrollment date. Overall, we provided contributions of $737, $515 and $372 respectively, for the years ended December 31, 2007, 2006 and 2005. Each participant may elect to contribute any portion of his or her gross compensation up to the maximum amount allowed by the Internal Revenue Service. On July 1, 2007, Radyne and Tiernan began matching two-thirds of the first six percent of employee contributions. In the six-months of 2007 prior to July 1, 2007 and during the years ended December 31, 2006 and 2005, Radyne matched 50% of each employee contribution to the plan up to a maximum annual match of $2. We contributed $346 under the Radyne match for 2007. AeroAstro matches dollar-for-dollar the first three percent of employee’s contributions. We contributed $53 under the AeroAstro match from August 1, 2007 until December 31, 2007. Xicom matches two-thirds of the first six percent of employee’s contributions. We contributed $338 under the Xicom match for 2007.

Employee Stock Options

In May 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “2007 Plan”), which was approved by the stockholders on May 30, 2007. The 2007 Plan provided for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and stock to eligible individuals. The 2007 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. At December 31, 2007, we had 1,000,000 options outstanding and available for future issuance.

In June 2000, the Board of Directors adopted the 2000 Long-Term Incentive Stock Option Plan (the “2000 Plan”), which was approved by the stockholders on June 29, 2000. The 2000 Plan provided for the grant of options to employees of Radyne to purchase 2,500,000 shares of common stock. In May 2002, the shareholders approved an amendment to the plan that increased the shares available for issuance under the plan by 1,500,000 to 4,000,000 shares. The option price per share under the 2000 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. At December 31, 2007, Radyne had 1,663,939 options outstanding under this plan and 420,617 options available for future issuance.

In November 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan (the “1996 Plan”), which was approved by the stockholders on January 8, 1997. The 1996 Plan provided for the grant of options to employees of Radyne to purchase up to 1,282,042 shares of common stock, of which 110,100 shares were used for a stock rights offering to employees in 1997. The option price per share under the 1996 Plan may not be less than the fair market value of the stock (110 percent of the fair market value for an optionee who is a 10 percent stockholder) on the day the option is granted. In November 1998, the 1996 Plan was amended to increase the options available by 900,000, providing a total of 2,071,942 options available to purchase shares of common stock. At December 31, 2007, we had 518,119 options outstanding under this plan and zero options available for future issuance.

Typically, the Board of Directors grants options with a ten year contractual term with a vesting schedule of 25% vesting immediately and the rest vesting over a three year period.

$ in thousands, except per share amounts

A summary of the aforementioned stock plan activity follows:

	Number of options	Weighted Average Price Per Share
Balance, Year End, 2004	2,623,562	$6.62
Granted	671,650	9.87
Forfeited	(37,660)	6.98
Exercised	(462,671)	4.46

Balance, Year End, 2005	2,794,881	$7.75
Granted	453,500	12.78
Forfeited	(10,437)	13.44
Exercised	(870,570)	7.21

Balance, Year End 31, 2006	2,367,374	$8.89
Granted	65,775	9.24
AeroAstro conversion	183,069	7.18
Forfeited	(22,070)	11.24
Exercised	(220,158)	5.19

Balance, Year End, 2007	2,373,990	$9.08

A summary of stock options outstanding at December 31, 2007 follows:

	Options Outstanding and Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price
$ 2.25 to $ 4.25	273,536	3.42	$3.50
$ 5.07 to $ 6.00	282,275	5.42	5.37
$ 6.15 to $ 6.59	256,372	5.22	6.50
$ 6.60 to $ 7.68	313,291	5.68	7.39
$ 8.05 to $ 9.12	256,002	7.01	8.48
$ 9.92 to $ 12.40	340,084	8.22	11.50
$ 12.62 to $ 13.70	265,350	8.29	12.93
$ 13.87 to $ 14.00	91,750	5.22	13.93
$ 14.59 to $ 14.59	32,750	7.87	14.59
$ 14.63 to $ 14.63	262,580	2.49	14.63
	2,373,990	5.80	$9.08

Employee Stock Purchase Plan

On June 15, 1999, our shareholders adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) as a means of rewarding and retaining existing employees. The Purchase Plan allows employees, including officers and directors who are employees, to purchase shares of our common stock at semi-annual intervals through periodic payroll deductions. The purchase price per share, in general, will be 85% of the lower of the fair market value of the common stock on the participant’s entry date into the offering period or 85% of the fair market value on the semi-annual purchase date. The Board of Directors or a committee of two or more directors, none of whom will be officers or employees, have full authority to administer all aspects of the Purchase Plan. There were 1,000,000 shares authorized for issuance under the Purchase Plan. As of December 31, 2007, 1 share remains un-issued under the Purchase Plan. The Purchase Plan is deemed a compensatory plan after the adoption of SFAS 123(R) due to the plan provisions.

18.	Contingencies

We are involved in litigation and claims arising in the normal course of operations. In the opinion of management based on consultation with legal counsel, losses, if any, from this litigation are covered by insurance or are immaterial; therefore, no provision has been made in the accompanying consolidated financial statements for losses, if any, which might result from the ultimate outcome of these matters.

As previously disclosed, in April 2006, Comtech EF Data Corp. filed a complaint (Comtech EF Data Corporation v. Radyne Corporation Case No. 2:06cv01132) in the United States District Court for the District of Arizona alleging one count of patent infringement claiming that some of our radio frequency converter products infringed on a patent held by Comtech EF Data Corp. The complaint seeks an injunction and unspecified monetary damages. We submitted our answer to the complaint on May 30, 2006. A special master, assigned by the court, issued a report and recommendation on patent claim construction to the court (i.e., on the scope of the patent claims) and recommended that the patent claims asserted against our down-converter products be found invalid, because the claims were too defective to be construed.

The court has not yet made a determination as to whether it will adopt the recommendation of the special master. We believe all of Comtech EF Data Corp.’s claims are without merit and that it has substantial factual and legal defenses to the claims. There have been no further developments during the year ended December 31, 2007 regarding this complaint. We intend to defend our self vigorously in this lawsuit. However, there is no assurance that we will ultimately prevail in this proceeding.

$ in thousands, except per share amounts

19.	Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 follows:

Years ended December 31:	Balance at beginning of year	Acquired Xicom reserve	Acquired AeroAstro reserve	Additions	Deductions	Balance at end of year
2007	$266	-	135	694	64	1,031
2006	804	-	-	374	912	266
2005	350	473	-	331	350	804

20.	Quarterly Financial Data - Unaudited

A summary of the quarterly data for the years ended December 31, 2007, 2006 and 2005 follows:

Quarterly Operating Results
Quarter	1st	2nd	3rd	4th	Total
2007:
Total revenues	$29,650	$34,317	$38,374	$39,713	$142,054

Gross profit	12,132	13,797	15,196	15,063	56,188
Operating expenses	9,407	10,073	10,465	11,919	41,864
Earnings from operations	2,725	3,725	4,731	3,143	14,324

Net earnings	1,917	2,648	3,586	2,061	10,212
Basic earnings per share	$0.10	$0.14	$0.19	$0.11	$0.54
Diluted earnings per share	$0.10	$0.14	$0.19	$0.11	$0.54

Quarter	1st	2nd	3rd	4th	Total
2006:
Total revenues	$31,193	$34,633	$32,073	$36,310	$134,209
Gross profit	12,889	14,430	14,208	14,944	56,471
Operating expenses	9,395	9,661	10,423	10,095	39,574
Earnings from operations	3,494	4,769	3,785	4,849	16,897
Net earnings	2,393	3,155	2,754	3,563	11,865
Basic earnings per share	$0.14	$0.18	$0.15	$0.19	$0.66
Diluted earnings per share	$0.13	$0.17	$0.15	$0.19	$0.63

Quarter	1st	2nd	3rd	4th	Total
2005:
Total revenues	$13,709	$20,613	$32,146	$36,795	$103,263
Gross profit	7,126	9,640	13,366	15,880	46,012
Operating expenses	5,175	6,547	8,992	9,887	30,601

Earnings from operations	1,951	3,093	4,374	5,993	15,411
Net earnings	1,444	2,075	2,880	4,287	10,686
Basic earnings per share	$0.09	$0.12	$0.17	$0.25	$0.63
Diluted earnings per share	$0.08	$0.12	$0.16	$0.24	$0.60

$ in thousands, except per share amounts

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment of those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

Radyne Corporation acquired AeroAstro, Inc. during 2007 and our management excluded from its assessment of the effectiveness of Radyne Corporation’s internal control over financial reporting as of December 31, 2007, AeroAstro’s internal control over financial reporting associated with total assets of $23,927 and total revenue of $7,668, included in the consolidated financial statements of Radyne Corporation and subsidiaries, as of, and for the year ended December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2007. The report is included in our Annual Report on Form 10-K filed on March 17, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Radyne Corporation:

We have audited Radyne Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Radyne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Radyne Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Radyne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by The Committee of Sponsoring Organization of the Treadway Commission.

Radyne Corporation acquired AeroAstro, Inc. during 2007, and management excluded from its assessment of the effectiveness of Radyne Corporation’s internal control over financial reporting as of December 31, 2007, AeroAstro Inc.’s internal control over financial reporting associated with total assets of $23.9 million and total revenues of $7.7 million included in the consolidated financial statements of Radyne Corporation and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Radyne Corporation also excluded an evaluation of the internal control over financial reporting of AeroAstro, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radyne Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Phoenix, Arizona

March 14, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except as set forth herein, the information required by this item is incorporated by reference from our Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a code of ethics that applies to all directors, officers and employees of Radyne, including the Chief Executive Officer, Chief Financial Officer and Chief Technical Officer. A copy of Radyne’s Code of Ethics is located on our investor relations website at http://investors.radn.com or will be mailed, at no charge, upon request submitted to Investor Relations, Radyne Corporation, 3138 East Elwood St., Phoenix, Arizona 85034. If we make any amendment to, or grants any waivers of, a provision of the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on its Internet website at www.radn.com.

Item 11.	Director and Executive Compensation

We have incorporated the information required by this item in reference to the Radyne’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

The information incorporated by reference under the caption “Compensation Committee Report” in our Proxy Statement shall be deemed furnished and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by this item is incorporated by reference from the Radyne’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Disclosure with Respect to our Equity Compensation Plans as of December 31, 2007

We maintain the 1996 Employee Incentive Stock Option Plan (the “1996 Plan”), the 2000 Long-Term Incentive Plan (the “2000 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”) and the 1999 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons.

The current number of securities to be issued under equity plans approved by our security holders upon exercise of outstanding options, warrants and rights is 2,373,990 and the weighted average exercise price of these outstanding options, warrants and rights is $9.08. The additional number of securities remaining available for future issuance under equity compensation plans not included above is 420,618. We have no securities available for issuance under equity compensation plans not approved by our security holders. Of the total options available 0, 1,648,939, and 518,119 have been granted under the 2007 Plan, 2000 Plan and the 1996 Plan, respectively. 1 share remains available for purchase under the Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Radyne’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

We have incorporated information required by this item in reference to our Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

Item 15.    Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements:

See Item 8.- Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules:

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
Malcolm C. Persen, Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)

Dated: March 17, 2008

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Carl Myron Wagner and Malcolm C. Persen, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. J. Waylan C. J. Waylan	Chairman of the Board of Directors	March 17, 2008

/s/ Yip Loi Lee Yip Loi Lee	Director	March 17, 2008

/s/ Dennis W. Elliott Dennis W. Elliott	Director	March 17, 2008

/s/ James Spilker Jr. James Spilker Jr.	Director	March 17, 2008

/s/ Robert C. Fitting Robert C. Fitting	Director	March 17, 2008

/s/ William Keiper William Keiper	Director	March 17, 2008

/s/ Carl Myron Wagner Carl Myron Wagner	Chief Executive Officer and Director	March 17, 2008

/s/ Malcolm C. Persen Malcolm C. Persen	Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ Chad A. Perham Chad A. Perham	Corporate Controller (Principal Accounting Officer)	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1(1)	Agreement and Plan of Merger dated July 5, 2007, by and among Radyne Corporation, AeroAstro Acquisition Inc., AeroAstro, Inc., the Principal AeroAstro Shareholders and Dr. Rick Fleeter, in his capacity as the Shareholders’ Representative

3.1(2)	Restated Certificate of Incorporation

3.2(3)	Certificate of Ownership and Merger (amending the Restated Certificate of Incorporation) certified June 1, 2005

3.3(4)	Amended and Restated ByLaws

10.1(a)(5)	***1996 Incentive Stock Option Plan

10.1(b)(6)	***Amendment to 1996 Incentive Stock Option Plan

10.2(7)	***1999 Employee Stock Purchase Plan

10.3(a)(8)	***2000 Long-Term Incentive Plan

10.3(b)(9)	***Amendment to 2000 Long-Term Incentive Plan

10.3(c)(10)	***Amendment to 2000 Long-Term Incentive Plan

10.4(a)(11)	***2007 Stock Incentive Plan

10.4(b)(12)	***Form of Restricted Stock Agreement

10.4(c)(13)	***Form of Non-Qualified Stock Option Agreement

10.4(d)(14)	***Form of Incentive Stock Option Agreement

10.4(a)(15)	Lease by and between ADI Communication Partners, L.P. and ComStream dated April 23, 1997

10.4(b)(15)	First Amendment to lease by and between ADI Communication Partners L.P. and ComStream dated July 16, 1997

10.4(c)(15)	Second Amendment to Lease by and between Kilroy Realty, L.P. and ComStream dated November 18, 1998

10.5(16)	Lease Agreement dated November 11,1997 by and between Radyne Corporation and OMB Development I, L.L.C.

10.6(17)	Lease Agreement dated April 7th, 2000 by and between Xicom Technology, Inc. and Mission West Properties L.P. III

10.7(18)	Lease Agreement dated November 8th, 2004 by and between Radyne Corporation and RREEF AMERICA REIT II CORP., JJ

10.8(19)	Credit Agreement by and between Radyne Corporation and Wells Fargo HSBC Trade Bank, N.A.

10.9(20)	Form of Indemnification Agreement

10.10(21)	***Change of Control Agreement, dated as of March 20, 2002, by and between Radyne Corporation and Steven Eymann

10.11(22)	***Change of Control Agreement, dated as of March 20, 2002, by and between Radyne Corporation and Brian Duggan

10.14(23)	***Change of Control Agreement, dated May 13, 2004, by and between Radyne Corporation and Malcolm C. Persen

10.15(24)	***Employment Agreement by and between Radyne Corporation and Malcolm C. Persen dated as of March 9, 2005

10.16(25)	***Amendment to the Change of Control Agreement by and between Radyne Corporation and Malcolm C. Persen, effective May 5, 2006

10.17(26)	***Employment Agreement by and between Radyne Corporation and Carl Myron Wagner effective as of January 30, 2006

10.18(27)	Agreement and Plan of Merger, dated March 2, 2005, by and among Radyne Corporation, Xicom Acquisition Inc., Xicom Technology., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative

10.19(28)	Amendment No. 1 to Agreement and Plan of Merger by and among Radyne Corporation, Xicom Acquisition Inc., Xicom Technology Inc., the Xicom Shareholders (as defined therein) and Walt Wood, solely in his capacity as the Shareholders’ Representative

10.20(29)	Credit Agreement dated as of August 31, 2007, by and among Radyne Corporation, Citibank, N.A., as administrative agent and the certain lenders named therein

21.1*	Subsidiaries of Radyne Corporation

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (see signature page)

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) Under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

***	Indicates management compensatory contract, plan or arrangement

(1)	Incorporated by reference to Exhibit 2.1 to Radyne Corporation’s Current Report on Form 8-K, as filed with the SEC on July 11, 2007 (File No. 000-11685).

(2)	Incorporated by reference from exhibit 3.1 to Radyne Corporation’s description of capital stock on Form 8-A12G, filed on July 13, 2000 (File No. 000-11685).

(3)	Incorporated by reference to Exhibit 3.2 to Radyne Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2006 (File No. 000-11685).

(4)	Incorporated by reference to Exhibit 3.1 to Radyne Corporation’s Current Report on Form 8-K, as filed with the SEC on October 24, 2006 (File No. 000-11685).

(5)	Incorporated by reference to Exhibit 4.1 to Radyne Corporation’s Registration Statement on Form S-8, dated and declared effective on March 12, 1997 (File No. 333-23159).

(6)	Incorporated by reference to Exhibit 4.1 to Radyne Corporation’s Registration Statement on Form S-8, dated and declared effective on November 18, 1998 (File No. 333-67469).

(7)	Incorporated by reference to Exhibit 4.1 to Radyne Corporation’s Registration Statement on Form S-8, dated and declared effective on November 5, 1999 (File No. 333-90383).

(8)	Incorporated by reference to Exhibit 4.1 to Radyne Corporation’s Registration Statement on Form S-8, dated and declared effective on July 19, 2000 (File No. 333-41704).

(9)	Incorporated by reference to Exhibit 4.1 to Radyne Corporation’s Registration Statement on Form S-8, dated and declared effective on May 29, 2002 (File No. 333-89316).

(10)	Incorporated by reference to Exhibit 10.2 to Radyne Corporation’s Current Report on Form 8-K as filed with the SEC on June 13, 2006 (File No. 000-11685).

(11)	Incorporated by referenced to Exhibit 10.1 to Radyne Corporation’s Current Report on Form 8-K as filed with the SEC on June 5, 2007 (File No. 000-11685).

(12)	Incorporated by referenced to Exhibit 10.2 to Radyne Corporation’s Current Report on Form 8-K as filed with the SEC on June 5, 2007 (File No. 000-11685).

(13)	Incorporated by referenced to Exhibit 10.3 to Radyne Corporation’s Current Report on Form 8-K as filed with the SEC on June 5, 2007 (File No. 000-11685).

(14)	Incorporated by referenced to Exhibit 10.4 to Radyne Corporation’s Current Report on Form 8-K as filed with the SEC on June 5, 2007 (File No. 000-11685).

(15)	Incorporated by reference from Radyne Corporation’s Registration Statement on Form S-2, filed January 11, 1999 (File No. 333-70403).

(16)	Incorporated by reference to Exhibit 10.3 to Radyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 27, 1998 (File No. 000-11685).

(17)	Incorporated by reference to Exhibit 10.1 to Radyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005 (File No. 000-11685).

(18)	Incorporated by reference to Exhibit 10.2 to Radyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005 (File No. 000-11685).

(19)	Incorporated by reference to Exhibit 10.6 to Radyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (File No. 000-11685).

(20)	Incorporated by reference from Exhibit 10.1 to Radyne Corporation’s Current Report on Form 8-K, as filed with the SEC on October 24, 2006 (File No. 000-11685).

(21)	Incorporated by reference to Exhibit 10.2 to Radyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(22)	Incorporated by reference to Exhibit 10.3 to Radyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the SEC on May 15, 2002 (File No. 000-11685).

(23)	Incorporated by reference to Exhibit 10.1 to Radyne Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 11, 2004 (File No. 000-11685).

(24)	Incorporated by reference to Exhibit 10.11 to Radyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(25)	Incorporated by reference to Exhibit 10.2 to Radyne Corporation’s Current Report on Form 8-K, as filed with the SEC on October 24, 2006 (File No. 000-11685).

(26)	Incorporated by reference to Exhibit 10.1 to Radyne Corporation’s Current Report on Form 8-K, as filed with the SEC on January 17, 2006 (File No. 000-11685).

(27)	Incorporated by reference to Exhibit 10.12 to Radyne Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005 (File No. 000-11685).

(28)	Incorporated by reference to Exhibit 2.1 to Radyne Corporation’s Current Report on Form 8-K/A, as filed with the SEC on May 31, 2005 (File No. 000-11685).

(29)	Incorporated by reference from Exhibit 10.1 to Radyne Corporation’s Current Report on Form 8-K, as filed with the SEC on September 6, 2007 (File No. 000-11685).

Copies of any of the exhibits referred to above will be furnished at no cost to security holders who make a written request therefore to Investor Relations, Radyne Corporation, 3138 E. Elwood St., Phoenix, Arizona 85034 or via our website (www.radn.com).