Form 10-Q
period 2008-03-31
RADYNE CORP
filed 2008-05-09
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐     Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of May 1, 2008 is approximately: 18,808,528

2008 Form 10-Q for the Quarter Ended March 31, 2008

Part I – Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

$ in thousands, except per share amounts

unaudited

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$28,706	$24,789
Accounts receivable - trade (1)	20,620	23,976
Cost in excess of billings	1,258	1,395
Inventories	25,508	23,234
Deferred costs	865	865
Deferred tax assets, net	4,244	3,821
Income tax receivable	1,014	1,650
Prepaid expenses and other assets	1,253	1,345

Total current assets	83,468	81,075
Long-term assets:
Goodwill	45,585	45,581
Intangible assets	8,291	8,703
Deferred tax assets, net	141	521
Property and equipment, net	3,632	3,775
Other assets	238	233

Total Assets	$141,355	$139,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,469	$7,393
Accrued expenses	7,626	9,255
Customer advanced payments	2,132	1,186
Deferred revenue	165	—
Fair value of acquired contracts	54	120
Capital lease obligation	111	111

Total current liabilities	17,557	18,065
Long-term liabilities:
Income taxes payable	1,299	1,299
Deferred revenue, net of current portion	1,741	1,703
Deferred rent	224	226
Capital lease obligation, net of current portion	69	96

Total liabilities	20,890	21,389

Stockholders’ equity:
Common stock (2)	19	19
Additional paid-in capital	81,679	81,412
Retained earnings	38,702	37,006
Other comprehensive income	65	62

Total stockholders’ equity	120,465	118,499

Total Liabilities and Stockholders’ Equity	$141,355	$139,888

(1)	Net of allowance for doubtful accounts of $568 and $1,031, respectively

(2)	$.001 par value - authorized, 50,000,000 shares; issued and outstanding, 18,797,699 and 18,792,756 shares, respectively

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings

$ in thousands, except per share amounts

unaudited

	Three-months ended March 31,
	2008	2007
Net sales	$34,786	$29,650
Cost of sales	21,923	17,518

Gross profit	12,863	12,132
Operating expenses:
Selling, general and administrative	7,741	6,540
Research and development	2,673	2,866

Total operating expenses	10,414	9,406

Earnings from operations	2,449	2,726
Other (income) expense:
Interest expense	9	4
Interest and other income	(241)	(389)

Earnings before income taxes	2,681	3,111
Income tax expense	985	1,193

Net earnings	$1,696	$1,918

Earnings per share:
Basic	$0.09	$0.10

Diluted	$0.09	$0.10

Weighted average number of common shares outstanding:
Basic	18,798	18,369
Diluted	19,152	18,848

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

$ in thousands, except per share amounts

unaudited

	Three-months ended March 31,
	2008	2007
Operating Activities
Net earnings	$1,696	$1,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for bad debt	(307)	(26)
Deferred income taxes	(43)	(718)
Depreciation and amortization	953	894
Realization of normal profit margin	(65)	—
Tax benefit from stock plan dispositions	(13)	27
Deferred revenue	203	—
Stock compensation expense	197	288
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3,663	5,503
Costs in excess of billings	137	(258)
Inventories	(2,274)	(3,786)
Income tax receivable	649	—
Prepaid expenses and other current assets	92	120
Other assets	(7)	—
Accounts payable	72	659
Accrued expenses	(1,629)	(3,015)
Income taxes payable	—	859
Customer advanced payments	946	(198)
Deferred rent	(2)	—

Net cash provided by operating activities	4,268	2,267

Investing Activities
Capital expenditures	(397)	(581)
Proceeds from sales of property and equipment	—	19

Net cash used in investing activities	(397)	(562)

Financing Activities
Exercise of stock options	57	175
Tax benefit from stock plan dispositions	13	19
Principal payments on capital lease obligations	(27)	—

Net cash provided by financing activities	43	194

Net increase in cash and cash equivalents	3,914	1,899
Effects of exchange rate changes on cash and cash equivalents	3	(6)
Cash and cash equivalents, beginning of year	24,789	27,540

Cash and cash equivalents, end of quarter	28,706	$29,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$5

Cash paid for taxes	$349	$1,006

Supplemental disclosure of non-cash investing activity:
Adjustments related to the adoption of FIN 48	—	533
Acquisition Cost Adjustment	(4)	—

See Notes to Unaudited Condensed Consolidated Financial Statements

$ in thousands, except per share amounts

Radyne Corporation

Notes to Condensed Consolidated Financial Statements

(Information for March 31, 2008 and 2007 is Unaudited)

Basis of Presentation

The unaudited condensed consolidated financial statements of Radyne Corporation (“Radyne,” “we,” “us,” “our” or “ourselves”), for the three-months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “Commission”). In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. A copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available through the Commission’s website at www.sec.gov or through our website found at www.radn.com in the Investors section.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141(R), “Business Combinations” (FAS 141R). FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2009). We are currently evaluating the impact that the adoption of FAS 141R will have on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements “ (SFAS 160), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries.

SFAS 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS 160 is effective for us on January 1, 2009. Early application is not allowed. We are currently evaluating the potential impact of adopting this statement.

In June of 2007, Emerging Issues Task Force issue 06-11, Tax benefit on dividend payment Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award, (“Issue 06-11”) was issued. Issue 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement of Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”) and result in an income tax

$ in thousands, except per share amounts

deduction for the employer. The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in Statement 123(R)). The consensus in Issue 06-11 is effective for us for income tax benefits that result from dividends on equity-classified employee share-based payment awards, if any, that are declared in fiscal years beginning January 1, 2008.

In September 2006, FASB issued SFAS No. 157, which provides guidance for determining fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets and liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008 the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscals years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of the FSP.

Our partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are measured on a recurring basis, did not have any effect on our unaudited condensed consolidated financial statements. As of March 31, 2008, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our financial assets and liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. The estimated fair value of our cash and cash equivalents is determined based on quotes prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

Acquisition – Business Combination

On August 1, 2007, we completed our acquisition of AeroAstro, Inc. AeroAstro is a leading provider of satellites, microsatellites and other space systems. The combination of AeroAstro satellites and space systems with our line of satellite electronics, broadcast equipment and amplifiers makes us a full-line supplier of satellite electronic systems.

We paid approximately $17,193 in cash, $876 in shares (81,699 shares valued at $10.72 per share-based on the average share price for the two-days prior through the two days after acquisition agreement) and assumed $354 in debt for 100% of the common stock of AeroAstro. Any subsequent changes to the costs may result in a charge to earnings in accordance with FAS 141 — Business Combinations.

The following unaudited pro forma summary of condensed combined financial information is intended to reflect our combined results of operations as if the acquisition of AeroAstro had occurred at the beginning of 2007.

		Three-months ended March 31,
Pro forma financials		2008	2007(1)
Net sales	As reported	$34,786	$29,650
	AeroAstro addition	—	3,162

	Pro forma	$34,786	$32,812

Operating income	As reported	2,449	2,726
	AeroAstro addition	—	(464)

	Pro forma	2,449	2,262

Net earnings	As reported	1,696	1,918
	AeroAstro addition	—	(435)

	Pro forma	1,696	1,483

Diluted earnings per share	As reported	$0.09	$0.10
	AeroAstro addition	$—	$(0.02)

	Pro forma	$0.09	$0.08

(1)	Pro forma results for 2007 were adjusted using additional amortization and other expenses of $190, interest expense of $256 and tax (benefit) of ($257).

$ in thousands, except per share amounts

Share-Based Compensation

We account for share-based compensation under Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which require the measurement and recognition of all share-based compensation under the fair value method. At the date of adoption, we used the modified prospective transition method, which did not result in the restatement of previously issued financial statements.

The following table summarizes option activity under the plans as of March 31, 2008 and changes during the period then ended.

Incentive Based Stock Awards	Number of Awards	Weighted - Average Exercise Price	Average Remaining Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,374	$9.08
Granted	—	—
Exercised	(10)	5.77
Cancelled or expired	(9)	10.49

Outstanding at March 31, 2008	2,355	$9.09	5.42	$3,162

Vested and Expected to Vest	2,314	$9.06	5.37	$3,153

Exercisable at March 31, 2008	2,148	$8.89	5.16	$3,124

The aggregate intrinsic value represents the difference between our closing stock price of $8.52 as of March 31, 2008 and the exercise price multiplied by the number of options outstanding or exercisable as of that date. The excess tax benefit realized from stock plan dispositions and amount classified as cash provided by financing in the Consolidated Statement of Cash Flows was $13 for the quarter ended March 31, 2008.

We expect to recognize $904 in future compensation expense related to non-vested options with a weighted average vesting period remaining of 1.81 years.

As of March 31, 2008 there were 1,430,905 shares of common stock available for issuance pursuant to our aforementioned plans.

We have an Employee Stock Purchase Plan (“ESPP”), which was adopted by our by our shareholders in 1999. Under the terms of the ESPP, our eligible employees are offered options to purchase shares of our stock at a price equal to the fair market value on the first or last day, whichever is lower, of each six-month offering period. As a result of these terms, we are required to record expense in the consolidated statements of earnings related to the ESPP subsequent to the adoptions of SFAS123(R). There were 1,000,000 shares authorized for issuance under the ESPP. As of March 31, 2008, one share remained available for issue under the ESPP. We issued no shares for the three-months ended March 31, 2008; therefore, we recognized $0 in pre-tax compensation expense under the ESPP during the three-months ended March 31, 2008.

Financial Impact of SFAS 123(R)

SFAS 123(R) resulted in stock option expense during the three-month period ended March 31, 2007 and 2006. Below is an allocation of the expense:

	Three-months ended March 31,
Share Based Payment Expense	2008	2007
Cost of sales	$19	$51
Research and development	41	60
Selling, general and administrative	137	177

Total stock compensation expense	$197	$288

Total stock compensation expense, after tax	$125	$178

Diluted earnings per share impact	$0.01	$0.01

We utilize the Black-Scholes Options-Pricing Model to determine the fair value of shares awarded under SFAS 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). We made assumptions for the three categories of

$ in thousands, except per share amounts

compensation expense recorded during the period: stock options, employee stock purchase plan and awards granted. Since directors, executives and non-executives have different historical option exercise patterns, we grouped our assumptions into categories for options issued under these categories. Using the simplified method as defined under SAB 110, the expected term was determined to be 5 years for directors, 6 years for executives and 3 years for non-executives based on these historical option exercise patterns and excluding grants that we determined were not reflective of the current business environment. We calculate volatility using our historical volatility rates. We calculated the risk free interest rate using the current quoted rates from U.S government treasury instruments. We did not grant option or awards during the first three-months of 2008 and 2007.

Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations and a description and amount of potentially dilutive securities:

	Three-months ended March 31,
Earnings per share calcuations	2008	2007
Numerator:
Net earnings	$1,696	$1,918
Denominator:
Weighted average common shares for basic earnings per share	18,798	18,369
Net effect of dilutive stock options and warrants	354	479

Weighted average common shares for diluted earnings per share	19,152	18,848

Net basic earnings per share:	$0.09	$0.10
Net diluted earnings per share:	$0.09	$0.10
Options and warrants excluded from earnings per share due to anti-dilution:
Stock options with exercise price greater than the average market price	1,113	951

Inventories

Inventories consist of the following:

Inventory	March 31, 2008	December 31, 2007
Raw materials and components	$17,916	$16,293
Work-in-process	4,756	3,667
Finished goods	2,836	3,274

Total inventory	$25,508	$23,234

Property and Equipment

Property, plant and equipment consist of the following:

Plant, Property & Equipment	March 31, 2008	December 31, 2007
Machinery & equipment	$8,456	$8,292
Furniture & fixtures	642	557
Leasehold improvements	995	991
Demonstration units	3,041	2,872
Computers & software	3,290	3,209

	$16,424	$15,921
Less: accumulated depreciation & amortization	(12,792)	(12,146)

Total plant, property & equipment, net	$3,632	$3,775

We recorded depreciation expense of $541 and $609 for the three-months ending March 31, 2008 and 2007, respectively.

$ in thousands, except per share amounts

Intangibles

The following table presents intangible assets and related amortization for the three-month period ended March 31, 2008:

			As of December 31, 2007		Three-months ended March 31, 2008
Intangible assets subject to amortization:	Life (1)	Cost	Accumulated amortization	Net	Additions	Amortization Expense	Net
Core technologies	10	$4,920	$1,271	$3,649	$—	$122	$3,527
Developed technologies	10	3,300	138	3,162	—	82	3,080
Customer relationships	5	2,340	1,341	999	—	124	875
Contracts & Beneficial lease	5	841	73	768	—	44	724
Covenant not-to compete	3	480	363	117	—	39	78
Backlog	3	9	1	8	—	1	7

Total	8.3	$11,890	$3,187	$8,703	$—	$412	$8,291

(1)	Weighted average life

Amortization expense for the three-months ended March 31, 2008 and 2007 was $412 and $286, respectively. We estimate amortization expense for the following years as follows: 2008—$1,620, 2009—$1,265, 2010—$1,042, 2011—$1,026, 2012—$923 and $2,839 for the remaining lives.

Accrued Expenses

The following represents a summary of accrued expenses:

Accrued Expenses	March 31, 2008	December 31, 2007
Wages, vacation & related payroll taxes	$3,530	$4,548
Professional fees	648	804
Warranty reserve	1,852	1,810
Commissions	687	969
Deferred rent	116	139
Taxes payable	49	159
Royalties	31	90
Contract Loss Provisions	162	329
Other	551	407

Total accrued expenses	$7,626	$9,255

Financial Instruments

During 2007, we entered into a new credit arrangement with a syndicate of banks to replace our existing line of credit. The new arrangement provides up to $60,000, net of outstanding letters of credit. The amount of credit available to us under the credit agreement at March 31, 2008 was approximately $59,940. We paid approximately $140 representing a facility fee and bank costs for a four-year commitment on the arrangement, whether or not we draw any amounts on the line of credit. The credit agreement expires on August 31, 2011 and limits transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the bank’s consent. Substantially all of our assets collateralize the line of credit and to be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at March 31, 2008. The overall credit agreement specifies interest rates between LIBOR plus 100 - 175 basis points based on certain financial measurements or prime rate minus 50 basis points depending on terms and other conditions.

$ in thousands, except per share amounts

Significant Customers and Foreign and Domestic Sales

Our sales in principal foreign and domestic markets as a percentage of total sales for the three-months ended March 31, 2008 and 2007 follow:

	Three-months ended March 31,
Region	2008	2007
Asia	18%	20%
Africa	7%	2%
Americas	3%	3%
Europe	14%	13%

Total Foreign Sales	42%	38%
Domestic	58%	62%

	100%	100%

Besides the United States, we did not have an individual country that accounted for 10% of consolidated sales for the three-month periods ended March 31, 2008 and 2007. Besides the United States, the satellite electronics segment did not have a country that accounted for more than 10% of sales during the three-month period ended March 31, 2008. For the three-month period ended March 31, 2007 the satellite electronics segment had one country, India, which represented more than 10% of sales. Besides the United States, the amplifier segment did not have a country that accounted for more than 10% of sales during the three-month period ended March 31, 2008. For the three-month period ended March 31, 2007 the amplifier segment had one country, the United Kingdom, which represented more than 10% of sales. Besides the United States, the microsatellite segment did not have a country that accounted for more than 10% of sales during the three-month periods ended March 31, 2008 and 2007. We export all of our foreign sales from our U.S. manufacturing facilities.

The following table sets forth the number of customers that made up more than 10% of consolidated and segmented sales:

Concentration of Risk	2008	2007
Sales
Satellite Electronics	1	2
Microsatellites	1	n/a
Amplifiers	1	2
Consolidated	1	1

Segment Reporting

Following the acquisition of AeroAstro on August 1, 2007, we organized our business into three reporting segments: 1) Satellite Electronics, represented by our Radyne & Tiernan product brands; 2) Microsatellites, represented by our AeroAstro brand; and 3) Amplifiers, represented by our Xicom products. Each segment is organized and managed separately for the purposes of making key decisions such as sales/marketing, product development and capital allocation. Ultimately, the chief operating decision maker evaluates and makes decisions, based on the financial information available, about these three segments. Our chief operating decision maker is the CEO.

$ in thousands, except per share amounts

Below are the results of operations from our three operating segments.

	Three-months ended March 31,
Segment Reporting	2008	2007
Net Sales
Satellite Electronics	$12,799	$14,026
Microsatellites	3,698	—
Amplifiers	18,289	15,624
Corporate		—

Total Net Sales	$34,786	$29,650

Percentage of Revenue
Satellite Electronics	36%	47%
Microsatellites	11%	0%
Amplifiers	53%	53%
Corporate	0%	0%

Total Revenue	100%	100%

Operating Income
Satellite Electronics	$1,326	$4,048
Microsatellites	(250)	—
Amplifiers	2,692	2,018
Corporate	(1,319)	(3,340)

Total Operating Income	$2,449	$2,726

Depreciation & Amortization
Satellite Electronics	$242	$268
Microsatellites	153	—
Amplifiers	558	626
Corporate	—	—

Total Depreciation & Amortization	$953	$894

	March 31, 2008	December 31, 2007
Assets
Satellite Electronics	$54,643	$54,530
Microsatellites	23,498	23,927
Amplifiers	63,214	61,431
Corporate	—	—

Total Assets	$141,355	$139,888

Goodwill
Satellite Electronics	$—	$—
Microsatellites	15,635	15,631
Amplifiers	29,950	29,950
Corporate	—	—

Total Goodwill	$45,585	$45,581

Foreign Currency Translation

Xicom Technology Europe, Ltd (“XTEL”), a Xicom subsidiary, is located in the United Kingdom and uses British Pounds as its functional currency. We translate assets and liabilities to U.S. dollars at the reporting period-end exchange rate and we record the resulting gains and losses arising from the translation of net assets as other comprehensive income in equity on the Condensed Consolidated Balance Sheets. We translate elements of the condensed consolidated statements of earnings at average exchange rates in effect during the period and foreign currency transaction gains and losses are included in interest and other income in the Condensed Consolidated Statements of Earnings.

$ in thousands, except per share amounts

Related Party Transactions

The Chairman of our Board of Directors, Dr. C.J. Waylan, serves on the Board of Directors of one of our customers, GlobeComm Systems, Inc. 2008 first-quarter sales with this customer totaled $154 and accounts receivables of $301, compared with $437 and $411, respectively, for the period ended March 31, 2007.

Warranty Costs

The following table summarizes the activity related to our warranty liability:

	Three-months ended March 31
Warranty Costs	2008	2007
Balance at beginning of period	$1,810	$2,525
Provisions	568	343
Payments	(526)	(610)

Balance at end of period	$1,852	$2,258

$ in thousands, except per share amounts

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have designed our management’s discussion and analysis to provide information that will assist readers in understanding our unaudited condensed consolidated financial statements. We also will discuss changes in certain items in those statements during the quarter and from year-to-year, the primary factors that caused those changes, and how certain accounting principles, policies and estimates affect our financial statements. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document as well as our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

Except for the historical information contained herein, statements contained in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. For other events that may affect our business, please see Factors That May Affect Radyne’s Business and Future Results.

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

We sell under four brands:

•	Radyne builds satellite modems, converters and switches,

•	Tiernan supplies HDTV and SDTV encoding and transmission equipment,

•	AeroAstro designs and constructs microsatellite systems, components and advanced communication technologies,

•	Xicom Technology produces high power amplifiers.

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

The following were some of the highlights and recent developments for the three-months ended March 31, 2008:

•	We recorded our twentieth consecutive profitable quarter

•	We recorded quarterly bookings of $37,385

•	Generated $4,268 of cash from operations

•	For the quarter, we reported sales of $34,786

•	Earnings for the quarter were $0.09 per diluted share

We have provided additional information on these and other operating results in detail below. All amounts regarding segment performance below are before eliminations.

$ in thousands, except per share amounts

Results of Operations

Sales. Net sales generally consist of sales of products and revenues from long-term contracts. Those related to government agencies or subcontractors with “Cost Plus Fixed Fee” or “Fixed Price” arrangements are accounted for using the “Percentage of Cost to Complete” method in accordance with ARB 43 and SOP 81-1.

	Three-months ended March 31,
	2008	2007	Change	%
Sales	$34,786	$29,650	$5,136	17%

For the 1st quarter of 2008, sales increased $5,136 primarily due to the addition of our microsatellite segment ($3,698) and increased sales in the amplifier segment ($2,666) as compared to the 1st quarter of 2007. Partially offsetting these increases was a decrease in sales in the satellite electronics segment ($637). The decrease in our satellite electronics segment was mainly due to lower sales of our single channel (SCPC) modems that was offset by increases in our SkyWire™ modem. The increase in our amplifier sales resulted from continued market strength of Xicom’s Ka-band and solid-state amplifiers.

New orders for Ka-band amplifiers to commercial customers, particularly in the direct-to-home broadcast distribution business and the US Government, for the previously announced ground multiband terminal and wideband global system programs, should result in continued sales strength for the amplifier segment. Strong bookings in the microsatellite segment should result in additional sales growth. Prospects for the satellite electronics segment for the remainder of 2008 are mixed while we believe that sales growth of SCPC modems will be flat, offset in the second half of the year, by increased sales of SkyWire™, our new, shared bandwidth modem. We believe that the combined effect of these factors and the inclusion of microsatellite sales will result in increased sales on a consolidated basis, particularly during the third and fourth quarters, which also reflects our typical seasonal pattern. However, there is no assurance that we will achieve these sales results.

Cost of sales, gross profit and gross margin. Cost of sales generally consists of costs associated with components, outsourced manufacturing and in-house labor associated with assembly, testing, packaging, shipping and quality assurance, depreciation of equipment, and indirect manufacturing costs. In addition, any expense related to adjusting the value of excess or obsolete inventory to reflect current market values (when lower than original cost) is included in cost of sales. Gross profit is the difference between net sales and cost of sales. Gross margin is gross profit stated as a percentage of net sales. The following table summarizes the year-over-year comparison of our cost of sales, gross profit and gross margin for the periods indicated:

	Three-months ended March 31,
	2008	2007	Change	%
Cost of Sales	$21,923	$17,518	$4,405	25%
Gross Profit	$12,863	$12,132	$731	6%
Gross Margin %	37%	41%	-4%

The increase in consolidated gross profit, during the three-months ended March 31, 2008, was a result of the increased sales as discussed above. The decline in gross margin resulted from an increase of amplifier sales as a proportion of consolidated revenue, the addition of the microsatellite segment and declines in the gross margins in the satellite electronics segment. During the 1st quarter of 2008, sales of amplifiers and microsatellites (which have lower gross margins than satellite electronics) represented 64% of consolidated sales compared to 53% for the equivalent period of 2007. Gross margins in the satellite electronics segment were lower in the first quarter of 2008 due to pricing agreements with several new customers. We expect the drop in satellite electronics margins to be temporary and we further believe that growing sales of our new SkyWire™ modem will help increase these margins going forward in 2008.

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

	Three-months ended March 31,
	2008	2007	Change	%
Selling, general & administrative	$7,741	$6,540	$1,201	18%

The increase in SG&A expense in the first quarter is primarily from the addition of AeroAstro ($1,319). The decrease in sales and therefore sales commissions in the satellite electronics segment partially offset this increase; in addition, we reduced our allowance on a doubtful account ($274), as a result of the collection of a customer receivable amount previously assessed as uncollectible.

$ in thousands, except per share amounts

We made a strategic decision to devote resources to win competitive procurements from the U.S. government and accelerate the growth of our microsatellite (AeroAstro) segment. As a result, we increased our relative selling expense, Management believes that AeroAstro will contribute to net earnings in future periods as AeroAstro wins its share of these opportunities. As microsatellite sales increase, we believe that selling expense at AeroAstro as a percent of sales, will remain at, or near, the current percentage.

On a consolidated basis, we expect SG&A as a percent of sales to decline slightly during the remainder of the year as sales increase faster than selling expense due to factors described above.

Research and development (“R&D”). Research and development expenses consist primarily of salaries and personnel-related costs and materials. The following table summarizes the year-over-year comparison of our research and development expenses for the periods indicated:

	Three-months ended March 31,
	2008	2007	Change	%
Research & development	$2,673	$2,866	($193)	-7%

The overall decrease ($193) for the three-month period ended March 31, 2008 as compared to the first quarter of 2007 is primarily attributed to increases in reimbursable R&D expenses in our Xicom amplifier business and a decline in overall R&D expense in our satellite electronics segment.

For the remainder of fiscal 2008, management expects R&D expense levels within our satellite electronics and amplifier segments to remain, as a proportion of sales, similar to current levels. AeroAstro does not record material amounts of R&D expense. We will continue to invest in new products and upgrades to sustain strategic goals including new products and product upgrades that meet customer needs.

Income Taxes. Income tax expense consists of changes in deferred taxes and amounts recognized as payable to the federal government, states and foreign countries in which we do business.

	Three-months ended March 31,
	2008	2007	Change	%
Income taxes	$985	$1,193	($208)	-17%

For the three-month period ended March 31, 2008, our income tax expense decreased, compared to the equivalent period in 2007, principally due to a decrease in earnings before income taxes and a decrease in our effective tax from 38.4% to 36.7%. This decrease in the effective rate, compared to the equivalent period in 2007, relates principally to the reapportionment of state income tax resulting from the AeroAstro acquisition. We calculate our effective tax rate for the 1st quarter based on our forecasts for the full year. Hence, we believe that it is representative of our rate for the remainder of 2008.

Net Earnings. Net earnings is the result of reducing gross profit by SG&A expenses and R&D expenses, other income and expense (including interest), and income taxes. The following table summarizes our net earnings and the earnings available to each fully diluted share of common stock for the periods indicated:

	Three-months ended March 31,
	2008	2007	Change	%
Net earnings	$1,696	$1,918	$(222)	-12%
Earnings per diluted share	$0.09	$0.10	$(0.01)	-13%

For the three-months ended March 31, 2008, earnings decreased slightly primarily due to the decrease in gross margins in our satellite segment and the addition of AeroAstro (see above). The decrease in earnings per share for the three-month period ended March 31, 2008 resulted from the decrease in earnings and an increase in the weighted average number of diluted shares outstanding (354,253) that was due primarily to the addition of options exchanged to employees as part of the AeroAstro acquisition (211,327).

Management believes that earnings rates will improve over the course of the remainder of the year based on current backlog and typical seasonal factors. However, there is no assurance that sales and profits will continue to follow typical patterns in future periods.

Bookings and Backlog. Bookings consist of orders taken while backlog is the total of these orders not yet shipped at the end of the period. We charge cancellation fees for orders that cancel and the net difference between the backlog amount and the cancellation charge is recorded as a negative booking. There is no guarantee that cancellation charges will ultimately be paid to us. The following table summarizes the year-over-year comparison of bookings (orders taken) and backlog (orders scheduled to ship in future periods) for the periods presented below:

	Three-months ended March 31,
	2008	2007	Change	%
Bookings	$37,385	$35,439	$1,946	5%
Ending Backlog	$43,865	$31,109	$12,756	41%

$ in thousands, except per share amounts

For the three-month period ended March 31, 2008, the increase in bookings was primarily due to the addition of the microsatellite segment ($5,403), partially offset by a decrease in our amplifier segment of $1,340 and a decrease in our satellite electronics segment of $1,609. Compared to the end of the 1st quarter of 2007, our backlog at the end of the 1st quarter of 2008 increased, however, with the addition of AeroAstro ($5,625), an increase in the amplifier segment of $6,561 and an increase in the satellite electronics segment of $741.

Liquidity and Capital Resources

We had cash and cash equivalents totaling $28,706 at March 31, 2008 compared to $24,789 at December 31, 2007. This increase resulted primarily from cash from operations of $4,268 partially offset by cash used in investing activities of $397.

Operating Activities:

Net cash provided by operating activities for the first three-months of 2008 was $4,268 as compared to $2,267 for the first three-months of 2007. Net earnings contributed $1,696 to net cash provided by operating activities. A decrease in accounts receivable provided cash of $3,663 and an increase in customer advance payments provided cash of $946. Cash used in operations included an increase in inventories of $2,274 and a decrease in accrued expenses of $1,629. The decline in accounts receivable resulted from collections from sales during our seasonally strong 4th quarter while inventories increased as our order backlog for delivery in future quarters also increased. The decrease in accrued expense resulted primarily from the payment of management bonuses in our amplifier and microsatellite segments and reduced accruals resulting in declines in our estimated professional fees.

Investing Activities:

Net cash used in investing activities for the first three-months of 2008 was $397 as compared to $562 for the first three-months of 2007. This use of cash resulted primarily from costs associated with capital expenditures of $397. Management believes that capital expenditures will be similar to rates of depreciation for the forseeable future.

Financing Activities:

Net cash provided by financing activities was $43 for the first three-months of 2008, which consisted primarily of employee stock option exercises of $57. We currently do not have any debt outstanding and management will continue to evaluate our financing needs throughout the upcoming quarters.

Liquidity Analysis

During 2007, we entered into a new credit arrangement with a syndicate of banks to replace our existing line of credit. The new arrangement provides up to $60,000, net of outstanding letters of credit. The amount of credit available to us under the credit agreement at March 31, 2008 was approximately $59,940. We paid approximately $140 representing a facility fee and bank costs for a four-year commitment on the arrangement, whether or not we draw any amounts on the line of credit. The credit agreement expires on August 31, 2011 and limits transfers of assets, liens, loans and investments in other entities and limits the use of proceeds, acquisitions of assets, indebtedness and capital expenditures without the banks consent. Substantially all of our assets collateralize the line of credit and to be eligible to draw funds under the line of credit, the credit agreement requires us to maintain specific levels of tangible net worth, earnings and other ratios. We were in compliance with all covenants at March 31, 2008. The overall credit agreement specifies interest rates between LIBOR plus 100 - 175 basis points based on certain financial measurements or prime rate minus 50 basis points depending on terms and other conditions.

Contractual Obligations

As of March 31, 2008, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under the caption Contractual Obligations and Commitments.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Regulation S-K 229.303(a) (4) promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

We have chosen accounting policies appropriate to report accurately and fairly the operating results and financial position of Radyne and apply those accounting policies in a consistent manner. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we consider policies on accounting for revenue recognition, stock compensation, valuation of receivables, valuation and impairment of intangible assets, warranty liability, valuation of inventory, and accounting for income tax to be the most critical factors in the preparation of our consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain.

Factors That May Affect Radyne’s Business and Future Results

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. In addition to the Risk Factors described in Part I, Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2007, factors that could affect our results and cause them to differ materially from those contained in the forward-looking statements include, but are not limited to:

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

We are exposed to certain financial market risks in the ordinary course of our business. These risks result primarily from changes in interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

As of March 31, 2008, a change in interest rates of 10% over a year’s period would not have a material impact on our earnings. We did not have any outstanding debt as of March 31, 2008.

Foreign exchange rate risk has not been material. If the exchange rate risk does become material, we plan to use forward pricing contracts to mitigate those risks.

Item 4.	Controls and Procedures

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Information regarding reportable legal proceedings is contained in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2007. The following describes legal proceedings that became reportable during the quarter ended March 31, 2008, and if applicable, amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

On March 31, 2008, the Court issued an Order adopting, in part, the Special Master’s Report and Recommendation on claim construction. A status hearing with the Court to discuss future proceedings in the litigation is scheduled for May 8, 2008.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADYNE CORPORATION

By: /s/ Malcolm C. Persen
Malcolm C. Persen, Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2008

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