Form 10-K/A
period 2007-12-31
RADYNE CORP
filed 2008-06-04
CIK 718573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

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

The number of shares of the registrant’s common stock, that were outstanding as of the close of business on May 1, 2008 was 18,808,528.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2008 (the “Original Form 10-K Filing”) is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because we have deferred scheduling an annual meeting of stockholders for 2008, and correspondingly deferred the preparation, filing and mailing of a definitive proxy statement with respect to an annual meeting of stockholders for 2008, in light of the pending tender offer and merger transaction among Comtech Telecommunications Corp., Comtech TA Corp. and us, as described more fully in our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on May 22, 2008. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.

This Form 10-K/A includes new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the year ended December 31, 2007. These Section 302 certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively. Item 15 of this Form 10-K/A lists only those exhibits to this Form 10-K/A and does not amend or otherwise change Item 15 of the Original Form 10-K Filing. Except as described above, we made no amendments or other changes to the Original Form

10-K Filing.

Except for the foregoing amended information, the Original Form 10-K Filing continues to describe conditions as of the date of the Original From 10-K Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

GENERAL INFORMATION CONCERNING THE COMPANY

The Common Stock is the only class of voting securities of the Company outstanding. Each Share has one vote. As of the close of business on May 1, 2008, there were 18,808,528 Shares outstanding.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the directors and executive officers of the Company, their ages and their respective positions with the Company as of May 20, 2008.

Name	Age	Position
Dr. C.J. Waylan	66	Director and Chairman of the Board
Dennis Elliott	66	Director
Robert C. Fitting	73	Director
William Keiper	57	Director
Yip Loi Lee	64	Director
Dr. James J. Spilker, Jr.	74	Director
Myron Wagner	52	Director and Chief Executive Officer
Steven Eymann	56	Executive Vice President and Chief Technical Officer
Malcolm C. Persen	54	Chief Financial Officer, Vice President of Finance and Secretary
Garry D. Kline	59	Vice President of Finance and Assistant Secretary
Louis Dubin	38	President and General Manager—Radyne
Brian Duggan	66	President and General Manager—Tiernan
Rick Fleeter	53	President and General Manager—AeroAstro
Walter C. Wood	67	President and General Manager—Xicom Technologies, Inc.

Dr. C.J. Waylan has been a director of the Company since February 2000 and currently serves as Chairman of the Board of Directors and as Chairman of the Governance and Nominating Committee. Dr. Waylan is also a member of the Audit and Compensation Committees. Dr. Waylan served as President of GTE Spacenet and Executive Vice President of the GTE wireless group during his career with GTE Corporation. He retired from GTE in 1996. From 1997 to 2006 he served as President and Chief Executive Officer of CCI International, NV., a mobile satellite services start-up. As a US Naval Officer Dr. Waylan served in a number of space and communications-related positions during a twenty year career. He received a Bachelor’s degree from the University of Kansas in 1965 and a Master of Electrical Engineering and Ph.D. from the Naval Postgraduate School in 1972 and 1974 respectively. He currently serves on the Board of Directors of Globecomm Systems, Inc.

Dennis Elliott has been a director of the Company since October 1998 and is Chairman of the Audit Committee. He is also a member of the Compensation and the Governance and Nominating Committees of the Board of Directors. He is the President of Elliott Communications Co., a technology/marketing/finance consulting concern involved in advising companies on strategy and developing operating ventures in telecommunications, data networking, digital television/HDTV and multimedia. He has also held executive positions at Pacific Telecom, Inc., RCA American Communications (now SES Americom) and RCA Global Communications. He was the principal financial officer at Pacific Telecom and RCA American Communications. Mr. Elliott holds an M.B.A. from Harvard University, an M.S.E.E. from Stanford University and a B.S.E.E. from the University of Iowa.

Robert C. Fitting has been a director of the Company since March 1995. He served as the Company’s President from February 1995 until March 28, 2000 and as the Company’s Chief Executive Officer from October 1998 until his retirement in August 2006. His professional career began at Bell Laboratories in 1962 where he spent six years developing innovative communication technologies. Mr. Fitting then joined the Motorola Government Electronics Division where he was an engineering manager. He published more than a dozen technical papers and was awarded a number of patents. He left Motorola in 1978 to build a new company under an agreement with

Comtech Telecommunications named Comtech Data Corporation, subsequently known as Fairchild Data Corporation. Mr. Fitting was the General Manager and President of Comtech Data Corporation from 1978 to 1984. He left Comtech to start EFData Corporation. As co-founder, CEO and President of EFData Corporation, Mr. Fitting built the company into a worldwide market leader in satellite communications equipment. While at EFData, Mr. Fitting won the “Arizona Entrepreneur of the Year” award in the manufacturing/high technology category. He retired from EFData in 1994. In 1995, he took over the management of Radyne. Mr. Fitting has a Master of Electrical Engineering degree from New York University and a Bachelors degree with distinction from Penn State University.

William Keiper has been a director of the Company since September 2006. Mr. Keiper is a principal in Desert Dreams Productions LLC, an independent music and digital media business. He served as Chief Executive Officer of Hypercom Corporation from March 2005 through August 2007 and continued in a consulting capacity through the end of 2007. Mr. Keiper has over 30 years of business experience, more than 18 of which have been in the management of software, technology and IT product distribution and service organizations. He was Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from 2002 to 2005. From 1997 to 2002, he served as a principal in mergers and acquisitions firms serving middle market software and IT services companies. He was Chief Executive Officer of Artisoft, Inc., a then $100 million public networking and communications software company, from 1993 to 1997 and its Chairman from 1995 to 1997. He held several executive positions, including President and Chief Operating Officer, of MicroAge, Inc., an indirect sales-based IT products distribution and services company, from 1986 to 1993, where he was a key executive in helping to profitably drive more than a billion dollar revenue increase over the course of his tenure with the company. He is a former Chairman of the Arizona Technology Association and was a nominee for Ernst & Young Entrepreneur of the Year. In addition to Radyne, he currently serves on the Board of Directors of Smith Micro Software, Inc. and Zones, Inc. He formerly served on the Boards of Hypercom Corporation, JDA Software Group, Inc. and Artisoft Inc. Mr. Keiper has a Bachelor of Science degree in business (finance major) from Eastern Illinois University, a Juris Doctorate degree from Arizona State University and a Masters degree in International Management from the Thunderbird American Graduate School of International Management.

Yip Loi Lee has been a director of the Company since August 1996 and is Chairman of the Compensation Committee and is a member of the Governance and Nominating Committee. He was Regional Director (America) of Singapore Technologies Pte Ltd from March 1994 until December 1998 and was President of its affiliate, Metheus Corporation, from May 1990 to January 1997. Prior to that time, he held a number of managerial positions with such corporations as Singapore Technologies Pte Ltd, Jurong Industries Ltd and Morgan Guaranty Trust and government positions with the Singapore Ministries of Education, Defense, Culture and Home Affairs. Mr. Lee is currently president and Director of WhiteRock2 Management (USA) Inc. He is also a Director of WhiteRock Investments III Ltd and WhiteRock2 Management Ltd. Mr. Lee holds a Bachelor of Science Degree with honors from the University of Singapore and completed the Advanced Management Program at Harvard Business School and the commercial banking management program at J.P. Morgan.

Dr. James J. Spilker, Jr. has been a director of the Company since August 2005. He is also a member of the Audit and Compensation Committees. Dr. Spilker is co-founder and Executive Chairman of AOSense Corporation, which develops cooled atom technology for precision inertial navigation. He is Professor (Consulting) in the Electrical Engineering and Aeronautics/Astronautics Departments and Co-Founder of the Center for Position, Navigation and Time at Stanford University. He also was a co-founder and currently serves on the Board of Directors of Rosum Corporation, which designs and markets a location tracking solution. He previously was Co-founder, CEO and Chairman of Stanford Telecommunication, Inc. which he grew from 3 people to 1,300 employees when he sold it in 1999 to what is now Alcatel/Lucent. He has been a member of the Board of Advisors of the USC Communications Sciences Institute and Stanford University School of Engineering. He is a member of the National Academy of Engineering, a Life Fellow of IEEE, Fellow of the Institute of Navigation and Member of the Silicon Valley Hall of Fame. He is the author of Digital Communications by Satellite and a co-author of Global Positioning System; Theory and Application and Evolution of Modern Communications Security. Dr. Spilker received his Bachelors, Masters and Ph.D. in Electrical Engineering from Stanford University and completed Executive Management at UCLA Management School.

Myron Wagner has been a director of the Company since September 2006. Mr. Wagner joined the Radyne in January 2006 as President and Chief Operating Officer and subsequently was elected Chief Executive Officer in August 2006. Prior to joining us, Mr. Wagner was the Vice President and Director of Engineering at General Dynamics C4 Systems, Space and National Systems Division, where he was responsible for all engineering activities of approximately 1,100 engineering personnel. Prior to joining General Dynamics in 2004, Mr. Wagner was employed at Motorola Inc, where he held positions of Vice President and Director of the Instant Communications Strategic Business Unit, Vice President and Director of Engineering for a cellular interworking gateway development, President of the Spectrapoint Wireless Division and Vice President and Director of Engineering for the Teledesic and Celestri projects. Mr. Wagner previously held the position of Vice President of Engineering for the Motorola Government and Space Technologies Group, as well as numerous engineering management and design positions. Mr. Wagner holds an MSEE Degree from Stanford University and a BSEE degree with honors from the University of Utah.

Steven W. Eymann has been the Company’s Chief Technical Officer since October 1998 and its Executive Vice President since February 1995. His professional career began in 1974 at the Motorola Government Electronics Division, where he was a design engineer, task leader and finally a project leader on a number of developments. In 1981, Mr. Eymann joined Comtech Data Corporation, where he was Director of Product Development. Mr. Eymann was responsible for budget, schedule and technical aspects of all new product development within Comtech. He left Comtech in 1984 to co-found EFData Corporation. As Vice President of Engineering and co-founder of EFData, Mr. Eymann was responsible for new product development and engineering management in the design and manufacture of high technology military and commercial communications equipment. He developed the Intelsat Data Subsystem including modems and redundancy switches. These pre-eminent designs helped EFData become the leading supplier of satellite modems in the world. In 1993, Mr. Eymann became President of EFData. Mr. Eymann left EFData in the summer of 1994 to join Radyne. Mr. Eymann graduated with honors and a Bachelor of Science in Electrical Engineering from the University of Nebraska.

Malcolm C. Persen has been the Company’s Chief Financial Officer, Vice President of Finance and Secretary since April 2004. From 2002 until joining the Company, Mr. Persen served as the Chief Financial Officer for DW Acquisitions, a private equity partnership involved in the acquisition and operation of direct-mail and marketing businesses. From June 1999 until July 2002, Mr. Persen served as Director of Finance for Avnet, Inc, a distributor of electronic components and computer systems. From March 1995 until July 2002, Mr. Persen was a Senior Manager with the consultancy, Arthur D. Little, where he worked with a global portfolio of clients primarily involved with corporate level strategy development and execution. From 1990 to 1995, Mr. Persen worked for Mercer Management Consulting. Prior to 1990, Mr. Persen served as an independent financial consultant to emerging businesses. Mr. Persen holds a BA in Political Economics from The Colorado College and an MBA from The Amos Tuck School of Business at Dartmouth College.

Brian Duggan has been President and General Manager of the Company’s Tiernan division since January 2006. Mr. Duggan was previously the Company’s President and Chief Operating Officer from March 2000 until January 2006. Mr. Duggan had served as Vice President of Sales and Marketing since December 1998. In that capacity, Mr. Duggan handled global sales and marketing efforts for the Company’s complete equipment line, with all regional sales offices reporting directly to him. Prior to this appointment, Mr. Duggan served as Director of Worldwide Sales for ComStream Corporation. Before joining ComStream in 1995, Mr. Duggan spent eight years as Director of Marketing with Comtech Systems, Inc. He has held various positions with Plessey Electronics Systems Ltd. (UK) in engineering and sales and marketing and with Datotek Corporation in Texas as Director of Marketing. Mr. Duggan is a graduate of Hatfield College in the United Kingdom, where he majored in engineering.

Louis Dubin has been President and General Manager of the Company’s Radyne division since October 2007. Mr. Dubin previously held the position of Vice President of Sales and Marketing for Radyne. He joined Radyne in 1995 as sales manager for North America, after holding engineering design and software systems engineering positions at ETS Inc. He has over 16 years of experience in the telecommunications and transmission industry, and earned a Bachelors degree in Electrical Engineering from the Florida Institute of Technology. Mr. Dubin has also completed the Stanford Executive program in Technology Management.

Dr. Rick Fleeter has been President and General Manager of the Company’s AeroAstro division since August 2007. Dr. Fleeter is one of the industry’s pioneers and leading experts on miniature spacecraft design, development and application. He authored two books and several papers on the subject, and has lectured on the topic around the world. Prior to founding AeroAstro, Dr. Fleeter was a Senior Scientist at Cal Tech’s Jet Propulsion Laboratory a Project Engineer at TRW, and directed all space activities at Defense Systems Inc. He also served as Vice President for Engineering at AMSAT. Dr. Fleeter originated many of the concepts for AeroAstro’s products and services. Dr. Fleeter teaches spacecraft and space systems design courses as an Adjunct Associate Professor at Brown University, and held similar positions at UCLA and Cal State Long Beach. Dr. Fleeter served for two years as a member of the Air Force Science Advisory Board. He holds the PhD (Engineering) and AB (Engineering and Economics) degrees from Brown University and MSc (Aeronautics and Astronautics) from Stanford University, where he was a Northrop Corporation and Department Fellow.

Garry D. Kline has been the Company’s Vice President since April 2004. From September 1995 until April 2004, Mr. Kline served in various capacities including Vice President of Finance, Secretary and Chief Financial Officer. From 1987 until September 1995, Mr. Kline served as CFO and Controller of EFData Corporation. Prior to 1987, Mr. Kline served in various positions, including Vice President of Finance for Megatronics Inc., a publicly held printed circuit Board manufacturer, Vice President of Operations for Vernal Lodging Associates, a hospitality management company and General Partner of Tax and Accounting Computer Service, an accounting services company.

Walter Wood has been President of Xicom Technology, Inc., a wholly owned subsidiary of the Company founded by Mr. Wood in 1991, since the Company acquired Xicom Technology, Inc. in May 2005. Mr. Wood has more than 40 years experience in engineering design and management of microwave tubes and amplifiers. Prior to establishing Xicom Technology, Inc., Mr. Wood held positions in microwave design and corporate management as Division Manager of the TWTs division at Varian Associates, Vice President of Engineering for TWT at Teledyne MEC and Engineering Manager of the Helix TWT division of Varian Associates. While at Varian and Teledyne, Mr. Wood’s primary area of work was in airborne ECM design and manufacturing. He designed many of the traveling wave tubes used in military programs today. Mr. Wood received his B.S.E.E. from San Jose State.

Board Composition and Committees

The Company’s Board has standing Audit, Compensation and Governance and Nominating Committees. The members of these committees, and the number of meetings of each of these committees during 2007.

Committee	Number of Meetings during 2007	Members
Audit	11	* Dennis W. Elliott Dr. C.J. Waylan William Keiper Dr. James J. Spilker, Jr.

Compensation	6	* Yip Loi Lee Dr. C.J. Waylan Dennis W. Elliott Dr. James Spilker, Jr.

Governance & Nominating	4	* Dr. C.J. Waylan Dennis W. Elliott Yip Loi Lee

*	Committee Chair

Audit Committee

The Company’s Audit Committee reviews and approves the scope of the audit performed by the Company’s independent auditors as well as its accounting principles and internal accounting controls. The Audit Committee must approve all related-person transactions and must pre-approve all services of the independent auditors.

The Company’s Audit Committee operates under a written Audit Committee Charter established by the Board of Directors. This charter is available on the Company’s website at http://investors.radn.com and the Company will provide a printed copy to any stockholder upon request. The Board has determined that each of the members of the Audit Committee is independent within the meaning of SEC rules and Rule 4200(a)(15) of the NASDAQ Rules. Mr. Elliott is the Chairman of the Audit Committee and the Board determined Mr. Elliott to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules and similar financial sophistication rules under the NASDAQ rules. The report of the Audit Committee is set forth below.

Compensation Committee

The Company’s Compensation Committee met six times during fiscal year 2007. The Company’s Compensation Committee reviews the performance of the Company’s management and will at appropriate times review the structure of the Company’s management. The Compensation Committee determines the compensation of the Company’s CEO, and upon his recommendation, the compensation of other officers. The Compensation Committee also reviews and approves the Company’s compensation policies and administers the Company’s 1996 Incentive Stock Option Plan, 2000 Long-Term Incentive Plan, Employee Stock Purchase Plan (“ESPP”) and 2007 Stock Incentive Plan. Additionally, the Compensation Committee reviews and makes recommendations to the Board regarding director compensation. The Compensation Committee also prepares the report of the Compensation Committee, which is set forth below.

In establishing the Company’s current executive compensation, the Compensation Committee considers and reviews historical benchmark data prepared by the executive officers.

The Compensation Committee operates under a written Compensation Committee Charter established by the Board. This charter is available on the Company’s website at http://investors.radn.com and the Company will provide a printed copy to any stockholder upon request.

Governance and Nominating Committee

The Governance and Nominating Committee met four times during fiscal year 2007.

The Governance and Nominating Committee identifies and nominates candidates for membership to the Board of Directors and Chief Executive Officer. All of the nominees recommended for election to the Board at the annual meeting are directors standing for re-election.

The Governance and Nominating Committee operates under a written Governance and Nominating Committee Charter established by the Board. This charter is available on the Company’s website at http://investors.radn.com or the Company will provide a printed copy to any stockholder upon request. The Governance and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees to serve as Directors. The Governance and Nominating Committee also assesses the current composition of the Board, the balance of management and independent directors and the need for Audit Committee expertise in its evaluation of prospective nominees. If the Company anticipates vacancies, or vacancies otherwise arise, the Governance and Nominating Committee may seek recommendations from current members of the Board, professional search firms, outside legal, accounting and other advisors, or stockholders in order to locate qualified nominees. In 2007, the Company did not pay any fees to any third party to assist in identifying or evaluating potential nominees for the Board.

Strategic Transaction Committee

In April 2007, the Board deemed it desirable and in the Company’s best interest to form a Strategic Transactions Committee to consider certain proposed transactions or business arrangements between Radyne and other parties.

Board Meetings and Attendance

The Board met 12 times during fiscal year 2007. Each Director attended, in person or by telephone, at least 85% of the meetings of both the Board and Board Committees on which he served. The average attendance by the directors at Board and Board committee meetings exceeded 95%. All of the Company’s directors attended last year’s annual meeting of the stockholders.

Governance of the Company

A majority of the Company’s Board must be consist of “independent” directors in accordance with Rules 4200 and 4350 of the NASDAQ Marketplace Rules (“NASDAQ Rules”). The Board has determined that a majority thereof are “independent” as that term is defined by regulations of the Securities and Exchange Commission (“SEC”) and Rule 4200(a)(15) of the NASDAQ rules.

Communications with the Board

Although the Company does not have a formal policy regarding communications with the Radyne Board, stockholders may communicate with the Radyne Board by writing to: Radyne Corporation, Attention: Corporate Secretary, 3138 East Elwood Street, Phoenix, Arizona 85034, or by visiting the Company’s website at http://investors.radn.com. Stockholders who would like their submission directed to a member of the Board may so specify and such communication will be forwarded, as appropriate.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee in 2007 were Yip Loi Lee, Dr. C.J. Waylan, Dennis W. Elliott and Dr. James Spilker, none of whom was an officer or employee of the Company in 2007 or was formerly an officer of the Company. Dr. C.J. Waylan serves on the Board of Directors of GlobeComm Systems, Inc., which is a customer of the Company. Fiscal 2007 revenue from this customer totaled $1.7 million and the Company had an account receivable of $659,000 at December 31, 2007 relating to this customer.

Director Compensation

The Company’s policy has been to pay no cash compensation to directors who are employees of the Company for their service as directors. The Company pays non-employee directors $30,000 annually for their service. The Chairman of the Board will receive an additional $20,000, the Audit Committee Chairman will receive an additional $6,500 and the Compensation Committee Chairman will receive an additional $3,500, annually. Members of the Audit Committee will receive an additional $6,000, members of the Compensation Committee will receive an additional $3,500 and members of the Governance and Nominating Committee will receive an additional $2,500 annually. The Company also pays directors $1,500 for each additional in-person meeting above a specific minimum and $500 for each telephonic meeting that they attend. During fiscal year 2007, the Company granted no other compensation to the directors. In 2007, the Board deemed it desirable and in the Company’s best interests to form various special committees and independent committees of the Board. Each non-employee director who is a member of a special committee or independent committee will receive an additional $2,500 annually. The Company reimburses the directors for all reasonable expenses incurred for meetings held during the year, including travel. The Company does not pay its employees (or employees of subsidiaries) additional compensation for service as a director. The Company does, however, reimburse them for travel and other related expenses.

The following table shows certain information regarding compensation earned by, or paid to, the Company’s directors for 2007.

Directors Compensation 2007

Name	Fees Earned or Paid in Cash $(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)	Total Compensation ($)
Dr. C.J. Waylan*	$71,375	$—	$—	$—	$—	$6,328	$77,703
Dennis W. Elliott	56,500	—	—	—	—	11,064	67,564
Robert C. Fitting (3)	33,500	—	—	—	—	143,167	176,667
William Keiper	40,000	—	—	—	—	1,009	41,009
Yip Loi Lee	42,250	—	—	—	—	2,484	44,734
Dr. James Spilker, Jr.	43,000	—	—	—	—	2,476	45,476
Myron Wagner (4)	—	—	—	—	—	—	—

*	Board Chairman
(1)	This column includes annual retainer and meeting fees earned for 2007, regardless of when paid.
(2)	This column includes reimbursement for out-of-pocket expenses, consulting fees paid to Mr. Fitting and the compensation cost recognized for financial statement reporting purposes under FAS 123R for 2007 with respect to awards of options (i.e., grant date fair value amortized over the requisite service period, but disregarding any estimate of forfeitures relating to service-based vesting conditions). The amount described includes the fiscal year compensation cost for awards made in 2007 and in prior years, using the FAS 123R modified prospective transition method. The Company describes the assumptions made in this valuation in the Form 10-K for the year ended December 31, 2007. These awards are further described in the discussion below. As of December 31, 2007, each director had the following number of options outstanding and exercisable: Dr. Waylan—50,000, Mr. Elliott—51,000, Mr. Fitting—267,271, Mr. Keiper—10,000, Mr. Lee —61,000, Dr. Spilker—20,000 and Mr. Wagner—75,000.
(3)	Mr. Fitting was the Company’s former Chief Executive Officer.
(4)	Mr. Wagner, the current Chief Executive Officer, is a Named Executive Officer and his compensation is set forth below in the Summary Compensation Table. Mr. Wagner did not receive any additional compensation in connection with his service as a director in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulation requires executive officers, directors and greater than ten percent stockholders to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received during the year ended December 31, 2007, the Company believes that, during such year, its executive officers, directors and ten-percent stockholders complied with all such filing requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Chief Technical Officer and Corporate Controller. A copy of the Company’s code of ethics is available at its website, http://investors.radn.com or will be mailed, at no charge, by writing to the Company at Radyne Corporation, Attention: Investor Relations, 3138

East Elwood St., Phoenix, Arizona 85034 or by submitting an email to investor@radn.com. If the Company makes any amendment to, or grant any waivers of, a provision of the code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefore on its internet website at http://investors.radn.com.

Report of the Audit Committee

It is the duty of the Audit Committee to provide independent, objective oversight of the Company’s financial reporting process, accounting functions and internal controls. The Audit Committee acts under a written charter that sets forth the audit related functions we expect to perform. The audit committee functions to:

•	Serve as an independent and objective party to monitor the Company’s financial reporting process and system of internal control structure;

•	Review and appraise the audit efforts of the Company’s independent auditors; and

•	Provide an open avenue of communication among the independent auditors, financial and senior management and the Board.

We meet with management periodically to consider the adequacy of the Company’s internal controls and the objectivity of its financial reporting. We discuss these matters with the Company’s independent auditors and with appropriate financial personnel. We regularly meet privately with the independent auditors, who have unrestricted access to the Audit Committee. We also recommend to the Board the appointment of the independent auditors and review periodically their performance and independence from management. Toward that end, we have considered whether the non-audit related services provided by the Company’s independent auditors are compatible with their independence. In addition, we review our financing plans and report recommendations to the full Board for approval and to authorize action.

Management of the Company has primary responsibility for its financial statements and the overall reporting process, including its system of internal control structure. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles and discuss with the Company any issues they believe should be raised. Our responsibility is to monitor and review these processes.

It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews or procedures. We are not employees of the Company and we may not be and we may not represent ourselves to be or to serve as, accountants or auditors by profession or experts in the fields of accounting and auditing. Therefore, we have relied, without independent verification; on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Company’s consolidated financial statements. Our oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, our considerations and discussions with management and the independent auditors do not assure that the Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, that the audit of the Company’s consolidated financial statements has been carried out in accordance with generally accepted auditing standards or that the Company’s independent accountants are in fact “independent.”

This year, we reviewed the Company’s audited consolidated financial statements and met with both management and KPMG LLP, the Company’s independent auditors, to discuss those consolidated financial statements. Management has represented to us that the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. We have received from and discussed with KPMG LLP the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm’s independence from the Company. We also discussed with KPMG LLP any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended by Statement on Auditing Standards No. 89 and No. 90.

Based on these reviews and discussions, we recommended to our Board that the Company’s audited consolidated financial statements should be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Dennis W. Elliott, Chairman

Dr. C.J. Waylan

Dr. James J. Spilker, Jr.

William Keiper

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Compensation Policy and Philosophy

The Company’s policy is to provide its executive officers with compensation that is based on each executive officer’s individual performance and the Company’s financial performance, at a level that is sufficiently competitive to attract and retain highly skilled individuals. Each executive officer’s annual compensation is comprised mainly of: (i) a base salary; (ii) performance bonuses; and (iii) stock-based incentives. The Company does not pay its executive officers any perquisites.

The Compensation Committee is responsible for setting the Company’s compensation philosophy and for monitoring its overall effectiveness.

The principal objective of the Company’s executive compensation program is to attract, retain and motivate highly talented individuals who will deliver competitive financial returns to the Company’s stockholders in the short term, while accomplishing the Company’s long-term plans and goals. The Company focuses its compensation philosophy on the following core principles:

•

Market or Peer Company Comparison. The Compensation Committee analyzes market compensation data giving the greatest weight to the data from the Company’s competitors. The Company’s compensation programs must be competitive with those of its peer companies in order to retain its executive officers. As the Company’s performance exceeds that of peer companies, compensation delivered to the executives should adjust in a commensurate manner.

•

Pay for Performance. The Company ties a portion of compensation to an individual’s performance, both to incentivize goal-oriented performance and to reward individual contributions to the Company’s performance.

•

Alignment with Stockholder Interests. In general, achieving acceptable and expected corporate results and performance is a necessary condition for the Company’s executives to realize targeted levels of compensation, particularly with respect to discretionary payments of variable pay and long-term incentives. The Company believes that basing a component of employee compensation on corporate results and performance aligns employee interests with stockholder interests. In addition, a portion of executive compensation is comprised of stock-based incentives so that the Company may further align executives’ interests with those of the Company’s stockholders.

•

Retention. Finally, the Company believes that it must design its compensation program to attract and retain highly talented individuals critical to its success by providing competitive total compensation with significant retention features. The Company designs its time-based option grants and restricted stock unit awards to retain its officers and other employees, while also accomplishing the Company’s compensation goals and objectives.

Comparative Benchmarking

In originally establishing the Company’s current executive compensation, the Compensation Committee relied on compilations of historical comparative benchmark data the Company prepared and from other sources, such as survey data published by the National Association of Corporate Directors. Although the Committee has reviewed benchmark data from time to time, it does not refer to it on a continuous basis nor does it routinely update this data. This historical data is consistent with the Company’s current compensation policies. These historical benchmarks included compensation data from the Company’s principal publicly-traded competitors, other publicly traded companies of similar size and other publicly-traded companies based in Arizona. The Company considered the data from these historical benchmarks in determining salary, bonus and equity incentive awards for the year. The Company believes that its compensation programs must be competitive with those of its peer companies in order to retain its senior executives. The table below outlines the companies that the Company used and considered in developing executive compensation.

Peer Group	Arizona Companies—Revenue $50 – $200 million	Market Capital $200 – $300 million with Revenue $75 – $125 million and in sector
Comtech Telecommunications	Gametech International	Omnicell, Inc.
ViaSat	Matrixx Initiatives	Herley Industries, Inc.
Harmonic, Inc.	Meadow Valley	Applied Digital Solutions, Inc.
	Mobile Mini	Digi International, Inc.
	Mobility Electronics	Candela Corp.
	Providence Service	Zhone Technologies, Inc.
	Star Buffet	Airspan Networks, Inc.
	Taser International	Ditech Communications Corp.
	Ventana Medical Systems	Spectralink Corp.
	Vistacare	Anaren, Inc.
	White Electronics Designs	Rudolph Technologies, Inc.

Elements of the Compensation Program

The Company designs its compensation plans to provide a competitive total compensation package consistent with the Company’s performance in the marketplace. The compensation program for each of the Company’s executives generally includes:

•	base salaries;

•	performance bonuses;

•	stock based incentives;

•	severance and change of control arrangements for certain executive officers; and

•	other benefits plans and programs.

The Compensation Committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of each Named Executive Officer, the Compensation Committee also considers the value of previous compensation, including then outstanding equity grants.

Base Salary—Except for the Chief Executive Officer, the Company derives the base salary for each executive officer upon the recommendation of the Chief Executive Officer to the Compensation Committee. The Compensation Committee recommends a base salary for the Company’s Chief Executive Officer to the Board of Directors. Factors used in formulating base salary recommendations include the level of an executive’s compensation in relation to the other executives with the same, more or less responsibilities, the performance of the particular executive’s business unit or department in relation to established strategic plans and the executive officer’s personal performance in helping us meet the Company’s goals. The Compensation Committee reviews the salary of all executive officers at least once each year and may recommend changes in line with factors listed above or as a result of general inflation.

Performance bonuses—The Company’s practice is to award cash bonuses based upon the performance of each executive officer in light of the Company’s performance objectives. The bonus may come in the form of a one-time award and/or may be a part of the Company’s Management Incentive Plan (“MIP”). The MIP is designed to reward executives for the Company’s performance overall and, if appropriate, the performance of the portion of the business for which the officer is responsible compared to the 2007 Operating Plan approved by the Board of Directors. The Compensation Committee reviews and approves the MIP which, in turn, then recommends approval by the independent members of the Board of Directors. The Board of Directors reviews the performance targets contained in the MIP at the beginning of the Company’s fiscal year.

For 2007, the Company based the MIP for its Named Executive Officers on the Company’s earnings before interest and taxes and the direct profit contribution of the relevant business units, except for the Chief Executive Officer. The Company bases the MIP for its Chief Executive Officer upon the Company’s collective revenue and pre-tax earnings. In all cases, each executive officer is eligible to receive a target amount equal to approximately 30% of his or her base salary if Radyne and that officer’s division achieve its targeted goals. The executive officers are eligible to receive additional amounts for performance that exceeds the goals set forth in the plan. The Company bases the additional amount on an uncapped formula that has paid amounts as much as 15% to 50% of base salary (in addition to the 30% mentioned above). Actual MIP payments for Named Executive Officers are included as Non-Equity Incentive Plan Compensation in the Executive Compensation Summary.

The Company’s Chief Executive Officer is eligible for a specified bonus tied to whether or not the Company meets its targeted financial performance for the relevant fiscal year, as determined by the Board.

Stock-based incentives—For each executive officer, the Compensation Committee may recommend that the Board award equity compensation. Generally, this compensation comes in the form of stock options vested in equal annual installments on the date of grant and each anniversary of that date over the next three years (i.e., 25% of the total grant on the date of grant and on each vesting date thereafter). Although, on September 27, 2007, the Board of Directors granted Louis Dubin 10,000 restricted stock units which will vest in 5,000 unit increments on September 27, 2008 and 2009, respectively.

Back dated equity grants have not and will not occur, as determined by the Board of Directors. The Company grants stock options and awards with an exercise price equal to the fair market value of the Common Stock on the grant date. The Compensation Committee may recommend option grants to the Board at any of its meetings during the year.

Severance and Change in Control Arrangements—The Company currently has written employment agreements with Myron Wagner and Rick Fleeter of the Named Executive Officers. The following Named Executive Officers have change of control arrangements: Chief Executive Officer—Myron Wagner, Chief Financial Officer—Malcolm Persen, Chief Technical Officer—Steven Eymann and General Manager of Tiernan —Brian Duggan. In addition, with respect to the Named Executive Officers, the outstanding option agreements and restricted stock unit agreements generally contain provisions causing the options or restricted stock units to vest either upon a termination of employment without cause or by the employee with good reason within a 90 day period after a change of control.

The Company believes that its severance benefits and change of control arrangements are consistent with the principal objectives of the Company’s compensation programs. To the extent a Named Executive Officer is eligible for a severance or change of control benefit, the Company predicates such benefits upon the termination of a Named Executive Officer “without cause” or resigning “for good reason,” as such terms are defined in their agreements. Please see Employment Agreement and Change of Control Agreements.

Potential Severance-Related Payments Under Employment and Change of Control Agreements

The following table shows the maximum severance-related payments that each of the listed executive officers would be entitled to receive under their respective employment or change in control agreements if terminated upon or following the consummation of a change of control transaction, in each case within the meaning of such executive officer’s respective employment or change of control agreement.

Executive Officer	Maximum Potential Severance Payment(1)	Maximum COBRA Payment(2)	Total Maximum Severance-Related Payments
Carl Myron Wagner, Chief Executive Officer	$700,000	$17,331	$717,331

Steven W. Eymann, Executive Vice President and Chief Technical Officer	$520,000	$23,988	$543,988

Malcolm C. Persen, Chief Financial Officer	$480,000	$23,988	$503,988

Brian Duggan, President, Tiernan division	$520,000	$17,331	$537,331

(1)	As described above, under the employment or change in control agreement, as applicable, for each of the executive officers, the maximum severance payment upon a qualifying termination of employment following a change of control is two times the executive officer’s current annual base salary. The payments are subject to required withholdings.
(2)	As described above, under the employment or change in control agreement for each of the executive officers, as applicable, upon any termination of employment following a change of control, the Company will pay for the COBRA benefits due to the executive officer for up to 18 months.

For a description of these arrangements and provisions, see “Employment Agreements” and “Change of Control Arrangements” below.

Other Benefit Plans and Program—Executive officers are eligible to participate in benefit programs designed for all of the Company’s full-time employees. These programs include a tax qualified stock purchase plan, a 401(k) savings plan, cafeteria plan benefits and medical, dental, disability and life insurance programs.

Tax considerations

Compliance with Internal Revenue Code (“the Code”) Section 162(m): Section 162(m) of the Code limits the deductibility of executive compensation paid by publicly held corporations to $1 million for certain of the executive officers named in this
Form 10-K/A. The $1 million limitation generally does not apply to compensation considered performance-based. Non-performance-based compensation paid to our executive officers for the 2007 fiscal year did not exceed the $1 million limit per employee. The Company believes that its compensation policy satisfies section 162(m). As a result, the Company believes that the compensation paid under this policy is not subject to limits of deductibility. However, there can be no assurance that the Internal Revenue Service would reach the same conclusion. Moreover, the Company has change in control arrangements with four of its executive officers, including our Chief Executive Officer. The Company will not be entitled to a deduction with respect to payments that are contingent upon a change in control if such payments are deemed to constitute “excess parachute payments” pursuant to Section 280G of the Code and do not qualify as reasonable compensation pursuant to that Section; such payments will subject the recipients to a 20% excise tax. However, the agreement with Mr. Persen provides for a gross up of severance payments equal to the amount of any excise tax incurred by him.

Compensation Committee Report on Executive Compensation

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, through any general statement incorporating by reference in its entirety the information in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this Form 10-K/A. The Compensation Committee, based on the review and discussions with management, has recommended to the Board and our Board then approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee is comprised of the following individuals, each of whom is an independent member as defined by SEC regulations and NASDAQ Rule 4200(a)(15):

Yip Loi Lee, Chairman

Dr. C.J. Waylan

Dennis Elliott

Dr. James J. Spilker Jr.

Executive Compensation Summary

The following table sets forth the total compensation paid or accrued for the Company’s Chief Executive Officer, Chief Financial Officer and three other most highly paid executive officers during 2007. These executives officers are referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)(5)	Total Compensation ($)
Carl Myron Wagner Chief Executive Officer	2007	$350,002	$—	$52,650	$—	$—	$—	$12,159	$414,811

Malcolm C. Persen Chief Financial Officer	2007	232,313	—	—	—	—	—	18,017	250,330

Steven W. Eymann Chief Technical Officer	2007	240,784	25,000	—	—	—	—	19,296	285,080

Brian Duggan President and General Manager-Tiernan	2007	260,000	10,000	—	—	—	—	19,121	289,121

Walter Wood President and General Manager-Xicom Technology, Inc.	2007	249,995	—	—	—	—	—	21,201	271,196

(1)	Mr. Eymann received a bonus of $25,000 as a result of his contribution to the development of Skywire™. Mr. Duggan received a bonus of $10,000 in lieu of a raise.
(2)	Amounts in this column represent the grant date fair value recognized under FAS 123R with respect to awards of restricted stock units. Grant date fair value is the closing price on date of grant for stock awards.
(3)	Amounts in this column represent the grant date fair value recognized under FAS 123R with respect to awards of stock options.

(4)	The amount in this column consists of earnings by each Named Executive Officer under the Company’s cash incentive programs in 2007. The Company describes these programs and the targets for and payments made to each such officer in more detail under the heading “Elements of the Compensation Program—Performance bonuses” in the Compensation Discussion and Analysis.
(5)	These amounts include matching 401(k) contributions, cafeteria plan benefits, employee stock purchase plan statutory purchase price discounts and payout of unused sick/personal time. Amounts paid include the following: Mr. Wagner—$2,000 for 401(k) contributions and $10,159 for cafeteria plan benefits; Mr. Persen—$2,000 for 401(k) contributions, $13,197 for cafeteria plan benefits and $2,820 for employee stock purchase plan statutory purchase price discounts; Mr. Eymann—$3,446 for 401(k) contributions, $13,256 for cafeteria plan benefits, $839 for employee stock purchase plan statutory purchase price discounts and $1,755 for unused sick/personal time payout.; Mr. Duggan—$6,800 for 401(k) contributions, $10,191 for cafeteria plan benefits and $2,130 for unused sick/personal time payout. Mr. Wood—$10,000 for 401(k) contributions, $7,636 for cafeteria plan benefits and $3,565 for employee stock purchase plan statutory purchase price discounts.

Option Grants in Last Fiscal Year

The following table sets forth information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2007.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date

Name					5% ($)	10% ($)
Carl Myron Wagner	—	0%	$—	n/a	$—	$—
Malcolm C. Persen	—	0%	$—	n/a	$—	$—
Steven W. Eymann	—	0%	$—	n/a	$—	$—
Brian Duggan	—	0%	$—	n/a	$—	$—
Walter Wood	—	0%	$—	n/a	$—	$—

No options were granted at a below market price in 2008 and the Company does not have a stock appreciation rights program.

(1)	These rates of appreciation provided are for illustrative purposes only. Such rates do not represent expected or forecasted appreciation.

Outstanding Equity Awards at Fiscal 2007 Year End

The following table sets forth information concerning option holdings for fiscal year 2007 with respect to the Named Executive Officers. During 2007, there were 15,000 shares acquired pursuant to exercises of options by Named Executive Officers in fiscal year 2007. On September 27, 2007, the Company granted 10,000 shares of restricted stock to Louis Dubin, which will vest in 5,000 share intervals, on September 27, 2008 and 2009, respectively. In addition, from a previous grant, Mr. Wagner received 5,000 shares of stock on August 1st. The Company did not have any other stock awards granted or unexercised during 2007.

Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Carl Myron Wagner	50,000	25,000	—	$13.70	01/30/16

Malcolm C. Persen	74,502	—	—	$9.12	05/13/14
	10,000	—	—	$11.24	08/23/15
	15,000	15,000	—	$13.87	03/14/16
	15,000	15,000	—	$12.62	06/07/16

	114,502	30,000	—

Steven W. Eymann	15,000	—	—	$3.13	10/15/08
	81,290	—	—	$14.63	06/29/10
	20,400	—	—	$6.50	10/06/10
	7,500	—	—	$7.41	02/16/11
	20,000	—	—	$7.10	05/24/11
	27,300	—	—	$6.00	12/18/11
	25,000	—	—	$4.25	05/22/12
	60,000	—	—	$5.21	10/16/13
	20,000	—	—	$6.59	08/18/14
	10,000	—	—	$11.24	08/23/15
	5,000	5,000	—	$12.40	09/21/16

	291,490	5,000	—

Brian Duggan	37,500	—	—	$3.75	03/02/09
	15,000	—	—	$14.00	02/15/10
	81,290	—	—	$14.63	06/29/10
	24,100	—	—	$6.50	10/06/10
	40,000	—	—	$7.10	05/24/11
	8,600	—	—	$6.00	12/18/11
	40,000	—	—	$4.25	05/22/12
	60,000	—	—	$5.21	10/16/13
	2,500	2,500	—	$12.40	09/21/16

	308,990	2,500	—

Walter Wood	2,500	2,500	—	$12.40	09/21/16

Option Exercises and Stock Vested

The following table sets forth information concerning option exercises and stock vested to the Named Executive Officers during the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carl Myron Wagner	—	$—	5,000	$52,650
Malcolm C. Persen	—	—	—	—
Steven W. Eymann	15,000	120,745	—	—
Brian Duggan	—	—	—	—
Walter Wood	—	—	—	—

(1)	If the officer executed a same-day-sale transaction, the value realized equals the difference between the per share exercise price of the option and the per share sales price upon sale, multiplied by the number of shares for which the option was exercised. If the employee executed an exercise and hold transaction, the value realized equals the difference between the per share exercise price of the option and the fair market value of a share of Common Stock on such date of exercise, multiplied by the number of shares for which the option was exercised.

Employment Agreement

In 2008, the Company and Mr. Wagner, the Company’s Chief Executive Officer, entered into an Amended and Restated Employment Agreement dated as of May 7, 2008. The agreement, which expires on January 30, 2009, provides for an annual base salary of $350,000, an annual performance-based bonus, and other benefits. Please see “Compensation Discussion and Analysis” for a detailed description of the benefits that Mr. Wagner is eligible to receive.

If Mr. Wagner voluntarily terminates his employment for “good reason,” or Mr. Wagner is terminated without “cause,” then the Company would be required to (i) pay his salary for one year following termination; (ii) pay any bonus due Mr. Wagner for the year of termination subject to his compliance with the agreement; (iii) reimburse Mr. Wagner for COBRA premiums for the period that the Company is required to offer COBRA coverage as a matter of law; and (iv) accelerate any unvested options granted during the term of the agreement.

If Mr. Wagner is terminated as a result of his death or disability, then the Company will be obligated to (i) pay his then current salary through the date of termination; (ii) pay a prorated amount of his bonus for the year; (iii) reimburse his COBRA premiums for the period the Company is required to offer COBRA coverage as a matter of law; (iv) pay an amount equal to two times his annual base salary at the rate in effect on the date of such termination, to be paid in equal installments over a twelve month period in accordance with the Company’s normal payroll schedule as in effect on the date of termination of employment, commencing with the first payroll date occurring at least thirty days following the date of such termination of employment; and (v) accelerate any unvested options granted during the term of this agreement.

In the event of a change of control, Mr. Wagner is entitled to receive, subject to compliance with Section 409A under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations thereunder, the following: (i) immediately prior to the effective date of the change of control, all stock options granted to him and not otherwise vested shall vest and become exercisable by Mr. Wagner for a minimum of ninety (90) days (or, if less, the remaining term of the options thereof) and all restrictions on any restricted stock shall deem to have lapsed; (ii) in the event of Mr. Wagner’s termination of employment upon or following a change of control, the Company will pay for COBRA benefits for Mr. Wagner for the period that the Company is required to offer COBRA coverage as a matter of law, but in no event more than eighteen (18) months; (iii) in the event of Mr. Wagner’s termination of employment upon or following a change of control, the Company shall pay Mr. Wagner an amount equal to two times his annual base salary at the rate in effect on the date of such termination of employment, with such amount to be paid in a lump sum within 90 days following the date of such termination of employment; and (iv) upon such Change of Control, funds sufficient to satisfy the obligations of the Company under subsections (ii) and (iii) above shall be deposited into an irrevocable “rabbi trust” established with a major financial institution as trustee and shall be paid to Mr. Wagner in accordance with this Agreement upon his written notice to the trustee that his employment with the Company has terminated and that he has experienced a separation from service.

If Mr. Wagner resigns without good reason, or if Mr. Wagner is terminated for cause, the Company would be obligated to pay Mr. Wagner his base salary through the date of termination but no bonus would be payable. Any unexercised options would terminate as provided in the applicable plan or agreement.

Change of Control Arrangements

The Company has entered into change in control agreements with Steven Eymann, the Company’s Executive Vice President and Chief Technical Officer, Brian Duggan, the President and General Manager of the Company’s Tiernan division, and Malcolm Persen, the Company’s Chief Financial Officer.

Steven Eymann

Pursuant to the Change in Control Agreement between the Company and Steven Eymann, dated May 7, 2008, Mr. Eymann is entitled to receive the following in connection with the occurrence of a “change of control” (as defined in the agreement): (i) immediately prior to the effective date of a change of control, all of his outstanding stock options shall vest and become exercisable for a minimum of ninety days (or, if longer, the term thereof), unless the acceleration would cause a charge to the Company’s earnings, in which case the Company would have the option to offer him a consulting position for the term of his options during which his options would continue to vest; (ii) upon any termination of employment after a change of control, the Company will pay for COBRA benefits for Mr. Eymann for eighteen months; (iii) if Mr. Eymann’s employment is terminated without “cause” or if he resigns for “good reason” (each as defined in his agreement) within the first year following a change of control, he shall be entitled to receive a lump sum payment equal to two times his then effective annual base salary; (iv) if Mr. Eymann is terminated without cause or resigns for good reason between the first and second anniversary of the change of control, he shall be paid a lump sum equal to one times his then effective annual base salary; (v) immediately upon a change in control, funds sufficient to satisfy the obligations of the Company under subsections (iii) or (iv) above, as applicable, shall be deposited into a “rabbi trust” maintained by a major financial institution and shall be paid to Mr. Eymann upon his written notice to the trustee to the effect that he has been terminated without cause or he has resigned for good reason. To the extent that any benefits payable to Mr. Eymann in connection with a change of control would fail to be deductible under Section 280G of the Code, such benefits will be reduced, as selected by Mr. Eymann, to the maximum amount permitted without triggering an “excise tax” pursuant to Section 4999 of the Code.

Malcolm Persen

Under the Change in Control Agreement between the Company and Malcolm Persen, dated September 27, 2007, Mr. Persen is entitled to receive the following in connection with the occurrence of a “change of control” (as defined in the agreement): (i) immediately prior to the effective date of a change of control, all of his outstanding stock options shall vest and become exercisable for a minimum of ninety days (or, if longer, the term thereof), unless the acceleration would cause a charge to the Company’s earnings, in which case the Company would have the option to offer him a consulting position for the term of his options during which his options would continue to vest; (ii) upon any termination of employment after a change of control, the Company will pay for COBRA benefits for Mr. Persen for eighteen months; (iii) if Mr. Persen is terminated without “cause” or if he resigns for “good reason” (each as defined in his agreement) within the 24 months following a change of control, he shall be entitled to receive a lump sum payment equal to two times his then effective annual base salary; (iv) immediately upon a change of control, funds sufficient to satisfy his change of control payments in (ii) or (iii) above shall be deposited into a “rabbi trust” maintained by a major financial institution and shall be paid to Mr. Persen upon his written notice to the trustee to the effect that he has been terminated without cause or he has resigned for good reason. To the extent that any benefits payable to Mr. Persen in connection with a change of control would constitute “excess parachute payments” within the meaning of Section 280G of the Code, Mr. Persen will receive a “gross-up” payment equal to the amount of any excise taxes imposed by Section 4999 of the Code.

Brian Duggan

Pursuant to the Change in Control Agreement between the Company and Brian Duggan, dated September 27, 2007, Mr. Duggan is entitled to receive the following in connection with the occurrence of a “change of control” (as defined in the agreement): (i) immediately prior to the effective date of a change of control, all of his outstanding stock options shall vest and become exercisable for a minimum of ninety days (or, if longer, the term thereof), unless the acceleration would cause a charge to the Company’s earnings, in which case the Company would have the option to offer him a consulting position for the term of his options during which his options would continue to vest; (ii) upon any termination of his employment after a change of control, the Company will pay for COBRA benefits for Mr. Duggan for eighteen months; (iii) if Mr. Duggan is terminated without “cause” or if he resigns for “good reason” (each as defined in the agreement) within the first year following a change in control, he shall be entitled to receive a lump sum payment equal to two times his then effective annual base salary; (iv) if Mr. Duggan is terminated without cause or resigns for good reason between the first and second anniversary of a change of control, he shall be paid a lump sum amount equal to one times his then effective annual base salary; (v) immediately upon a change in control, funds sufficient to satisfy the obligations of the Company under subsections (iii) or (iv) above, as applicable, shall be deposited into a “rabbi trust” maintained by a major financial institution and shall be paid to Mr. Duggan upon his written notice to the trustee to the effect that he has been terminated without cause or he has resigned for good reason. To the extent that any benefits payable to Mr. Duggan in connection with a change of control would fail to be deductible under Section 280G of the Code, such benefits will be reduced, as selected by Mr. Duggan, to the maximum amount permitted without triggering an “excise tax” pursuant to Section 4999 of the Code.

Item 12.	Security Ownership of Principal Stockholders and Management

The following table sets forth, as of May 9, 2008, the ownership of the Common Stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s executive officers; (iii) each of the Company’s current directors; and (iv) all of the Company’s directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated subject to applicable community property law.

Name	Shares of Common Stock Owned	Options exercisable within 60 days	Total Number of Shares of Common Stock Beneficially Owned	% of class
Directors and Executive Officers
Dr. C.J. Waylan	12,000	50,000	62,000	*
Dennis W. Elliott	—	51,000	51,000	*
Robert C. Fitting	53,165	160,000	213,165	1.13%
William Keiper	—	10,000	10,000	*
Yip Loi Lee	2,000	61,000	63,000	*
James J. Spilker, Jr.	—	20,000	20,000	*
Myron Wagner	25,000	75,000	100,000	*
Malcolm C. Persen	6,423	129,502	135,925	*
Steven W. Eymann	58,371	291,490	349,861	1.86%
Garry Kline	67,326	60,619	127,945	*
Louis Dubin	2,738	27,925	30,663	*
Brian Duggan	416	308,990	309,406	1.65%
Rick Fleeter	81,699	26,332	108,031	*
Walter Wood	151,709	2,500	154,209	*
All executive officers and directors as a group (14 persons)	460,847	1,274,358	1,735,205

5% Stockholders
Royce & Associates LLC	2,239,270	—	2,239,270	11.91%
Discovery Group I LLC	1,743,979	—	1,743,979	9.28%
Corbyn Investment Management, LLC	1,431,247	—	1,431,247	7.61%
Midwood Capital Management, LLC	1,107,825		1,107,825	5.89%
Reich & Tang Asset Management, LLC	988,700		988,700	5.26%
Kennedy Capital Management, Inc	947,651	—	947,651	5.04%

*	Less than 1%

The numbers and percentages shown include the shares of Common Stock actually owned as of May 9, 2008 and the shares of common stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of May 9, 2008, upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

Item 13.	Certain Relationships And Related Person Transactions

The Chairman of the Company’s Board of Directors, Dr. C.J. Waylan, serves on the Board of Directors of GlobeComm Systems, Inc., which is a customer of the Company. Fiscal 2007 revenue from this customer totaled $1.7 million and the Company had an account receivable of $659,000 at December 31, 2007 relating to this customer.

Item 14.	Principal Accounting Fees And Services

The Audit Committee, pursuant to authority granted to it by the Board, has selected KPMG LLP, certified public accountants, as independent auditors to examine the annual consolidated financial statements of the Company and its subsidiaries for fiscal year 2007.

The fees and expenses paid or payable by the Company to KPMG LLP relating to the audit of the 2007 consolidated financial statements and the fees for other professional services billed by KMPG LLP to the Company in 2007 were as follows:

	2007	2006
	($ in thousands)
Audit Fees	$915	$1,046
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit fees include the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related fees include the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that reasonably relate to the performance of the audit or review of the Company’s financial statements and are not reported under the above paragraph.

Tax fees include the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All other fees include the aggregate fees billed in each of the last two fiscal years for products and services provided, other than the services reported in the preceding three paragraphs.

Representatives of KPMG LLP will attend the annual meeting. They will have an opportunity to make a statement to those in attendance and will be available to answer appropriate questions.

The Audit Committee has reviewed the fees paid to KPMG LLP and has considered whether the fees paid for non-audit services are compatible with maintaining KPMG LLP’s independence. The Audit Committee has also adopted policies and procedures to approve audit and non-audit services provided by KPMG LLP in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve a detailed annual pre-approval by the Audit Committee of the types of services to be provided by the Company’s independent auditor and fee limits for each type of service on both a per engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the Audit Committee for further pre-approval. The Audit Committee may additionally ratify certain de minimus services provided by the independent auditor without prior Audit Committee approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. The Company will disclose all such approvals by the Audit Committee, as applicable, in upcoming years.

PART IV.

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A.

Exhibit Index

24.1	Power of Attorney (previously filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Dated: June 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* C. J. Waylan	Chairman of the Board of Directors	June 4, 2008

* Yip Loi Lee	Director	June 4, 2008

* Dennis W. Elliott	Director	June 4, 2008

* James Spilker Jr.	Director	June 4, 2008

* Robert C. Fitting	Director	June 4, 2008

* William Keiper	Director	June 4, 2008

/s/ Carl Myron Wagner Carl Myron Wagner	Chief Executive Officer and Director	June 4, 2008

/s/ Malcolm C. Persen Malcolm C. Persen	Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	June 4, 2008

/s/ Chad A. Perham Chad A. Perham	Corporate Controller (Principal Accounting Officer)	June 4, 2008

*By:	/s/ Malcolm C. Persen
Malcolm C. Persen Attorney-in-fact